Form 10QSB
period 1995-09-30
FNB FINANCIAL SERVICES CORP
filed 1995-11-14
CIK 742679

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20549

            Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended:       September 30, 1995
Commission File Number:  0-13086


             FNB FINANCIAL SERVICES CORPORATION
   (Exact name of registrant as specified in its charter)

        North Carolina                       56-1382275
 (State or other jurisdiction            (I.R.S. Employer
incorporation of organization)          Identification No.)

     202 S. Main St., Reidsville, N. C.     27320
(Address of principal executive offices)  (Zip Code)

                       910-342-3346
   (Registrant's telephone number, including area code)

                       Not Applicable
 (Former name, former address, and former fiscal year, if
                 changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

1,098,320 common shares were outstanding as of September 30, 1995, with a par value of $1.00.

                FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

                              INDEX


PART I.   FINANCIAL INFORMATION:
                                                           Page
                                                          Number

Item 1.   Financial Statements

          Consolidated Balance Sheet                         1
          September 30, 1995, and December
          31, 1994

          Consolidated Statement of Income                   2
          Nine months ended September 30,
          1995, and 1994

          Consolidated Statement of changes in               3
          Shareholder's Equity September 30,
          1995, and December 31, 1994

          Regulatory Capital Ratio Requirements              3a

          Consolidated Statement of Cash Flows             4 - 4a
          Nine months ended September 30,
          1995, and 1994

          Notes to Consolidated Financial Statements       5 - 9


Item 2.   Management's Discussion and Analysis of         10 - 11
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION:

Item 3.   Exhibits and Reports on Form 8-K                   12

                FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY
                    Consolidated Balance Sheet
                         (In Thousands)

                                September 30,    December 31,
                                    1995            1994
Assets:
 Cash and non-interest
  bearing deposits               $  4,363          $  6,352
 Federal funds sold                   485               -
  Total cash and cash
   equivalents                      4,848             6,352
 Securities available for sale     54,715            76,506
 Other equity securities              756             1,110
 Loans                            103,030            79,787
 Less unearned income                 -            <      2>
 Less allowance for credit
  losses                         <  1,121>         <  1,052>
   Net loans                      101,909            78,735
 Property and equipment, net        3,458             3,477
 Accrued income and other assets    1,835             3,051
   Total Assets                  $167,521          $169,231

LIABILITIES AND SHAREHOLDER'S
EQUITY

Deposits
 Non Interest Bearing            $ 19,398          $ 15,624
 Interest Bearing
  Savings Accounts                 15,819            16,332
  NOW Accounts                     16,539            17,017
  Money Market Investment          11,911            11,706
  Other time deposits              84,140            87,418
   Total deposits                 147,807           132,473
 Federal funds purchased and
  securities sold under
  repurchase agreements               182             1,130
 Long term debt                       -              20,000
 Accrued expenses and other
  liabilities                       1,094               707
   Total Liabilities             $149,083          $154,310

SHAREHOLDERS EQUITY:
 Common stock, $1.00 par value;
  authorized 3,000,000 shares,
  1,098,320 shares issued in
  1995; 1,097,320 shares
  issued in 1994                    1,098             1,097
 Paid-In Capital                    2,577             2,562
 Net unrealized holding
  gain/<loss> on available for
  sale securities                     279           < 2,142>
 Retained Earnings                 14,484            13,404
  Total Shareholder's Equity       18,438            14,921
  Total Liabilities and
   Shareholder's Equity          $167,521          $169,231


                 FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY
                 Consolidated Statement of Income
              (In thousands, except per share data)

                               (Unaudited)
                           Three Months Ended   Nine Months Ended

                             September 30,        September 30,
                            1995       1994      1995       1994

 INTEREST INCOME
  Interest and fees
   on loans                $2,379     $1,858    $6,499     $5,452

  Interest on federal
   funds sold                  85         30       152         44
  Interest and dividends
   on investments:
    U.S. Treasury
     securities                12         52        49        170
    Federal Agency
     Securities               616        601     2,487      1,805
    State, County, and
     Municipal Secur.         205        192       648        641

    Other Securities           13          9        53         28
     Total Interest Income $3,310     $2,743    $9,888     $8,139

INTEREST EXPENSE
 Interest on savings
  deposits                 $   89     $   94    $  268     $  296
 Interest on other time
  deposits                  1,320        987     3,745      2,829
 Interest on federal
  funds purchased,
  borrowed funds, and
  secur. sold under
  repurchase agreements         4          9       598         26
   Total Interest Expense  $1,413     $1,090    $4,611     $3,151

NET INTEREST INCOME        $1,897     $1,653    $5,278     $4,988

Provision for possible
  loan losses                  48         45       128         90
 Net Interest Income after
  possible loan loss
  provision                $1,849     $1,608    $5,150     $4,898

NON INTEREST INCOME
 Deposit Service Charges   $  173     $  160    $  510     $  488

 Insurance Commissions         17         22        50         71
 Net Securities Gains          13        -          74         46
 Net Gain/<Loss> on sale
  of assets                <    2>     <  11>   <   24>    <   36>
 Unrealized Gain/<Loss>
  on mortgages                 20      <  39>      189     <  189>
 Other Operating Income        23         25    $   77     $   80
  Total Non Interest
   Income                  $  244     $  157    $  876     $  460

NON INTEREST EXPENSE
 Salaries and employee
  benefits                 $  786     $  629    $2,177     $2,083
 Net occupancy expense         75         80       222        251
 Furniture and equipment
  expense                     100        107       322        325
 Insurance, including
  FDIC assessment             -           84       167        253
 Marketing                     12         44        84        113
 Printing and supplies         40         48       125        133

 Terminated buyout of
  Mutual Savings Bank         -          202       -          202
 Other operating Expense      184        150       629        521
  Total Non Interest
   Expense                 $1,197     $1,344    $3,726     $3,881

INCOME BEFORE INCOME
 TAXES                     $  896     $  421    $2,299     $1,477
 Applicable Income Taxes   <  280>    <  106>   <  680>    <  367>
  NET INCOME               $  616     $  315    $1,619     $1,110

PER SHARE DATA
 Net Income                   .56        .29      1.47       1.01
 Cash Dividends               .17        .15       .49        .45
 Weighted average shares
  outstanding           1,098,320  1,093,986  1,098,209  1,095,431


                 FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

    Consolidated Statements of Changes in Shareholder's Equity

                        Nine Months Ended      Twelve Months Ended
                         September 30,             December 31,
                              1995                   1994

Common Stock
 Balances at
  beginning of years      $  1,097,320            $  1,098,986
 Treasury stock
  cancelled                                       <      5,000>
 Exercise stock options                                  3,189
 Sale of common stock            1,000                     145
Balances at end
 of years                 $  1,098,320            $  1,097,320

Paid-In Capital
 Balances at beginning
  of years                $  2,561,753            $  2,514,425
 Exercise stock options                                 44,646
 Proceeds from sale of
  treasury stock in
  excess of cost                15,500                   2,682
Balances at end
 of years                 $  2,577,253            $  2,561,753

Retained Earnings
 Balances at beginning
  of years               $  13,403,167            $ 12,539,348
 Net income for years        1,618,839               1,591,791
 Cash dividend paid      <     538,177>           <    657,470>
 Treasury stock
  cancelled                                       <     70,502>
 Balances at end
  of years               $  14,483,829            $ 13,403,167

 Net unrealized holding
  gains <losses> on
  available-for-sale
  securities             $     278,823            $< 2,142,087>

Treasury Stock
 Balances at beginning
  of years                         -                       -
 Cost of 5,000 shares
  of common stock
  acquired for treasury            -              <     75,502>
 Treasury stock sold
  or cancelled                     -                    75,502
   Balances at end
    of years                       -                       -

  Total shareholder's
   equity                   $  18,438,225         $ 14,920,153


                                3

                 FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

              Regulatory Capital Ratio Requirements


                                              Nine Months Ended
                                 Minimum      September 30, 1995
                                 Standard       Current Ratio

Capital Adequacy-Risk Based
  Tier I                           4.0 %           16.5 %
  Total Capital                    8.0 %           17.5 %

Leverage Ratio
  Tier I                           3.0 %           10.8 %

                                3A

                FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

               Consolidated Statement of Cash Flows
                          (In Thousands)

                                             Nine Months Ended
                                               September 30,
                                              1995        1994
Increase (Decrease) in Cash and
       Cash Equivalents
Cash flows from operating activities:
 Interest received                          $ 9,960    $ 7,944
 Fees and Commission received                   799        747
 Interest paid                              < 4,696>   < 3,105>
 Non Interest expense paid                  < 3,314>   < 3,799>
 Income taxes paid                          <   753>   <   286>

Net cash provided by operating activities   $ 1,996    $ 1,501

Cash flows from investing activities:
 Proceeds from sale of securities            37,731      6,452
 Proceeds from maturities of securities       5,913      8,913
 Purchase in investment securities          <17,714>   <25,932>
 Capital expenditures                       <   244>   <   239>
 (Incr)/decr in other real estate owned          74         35
 Net <increase>/decr in loans to customes   <25,278>       937
 Proceeds from sale of mortgage loans         2,153        701

Net cash used in investing activities         2,635    < 9,133>

Cash flows from financing activities:
 <Decrease>/Increase in demand, savings,
  and interest checking accounts              2,987        810
 Increase/(Decrease) in CD's and other
  time deposits                              12,347    <   417>
 Dividends Paid                             <   538>   <   493>
 Proceeds from issuance of common stock          17        -
 Purchase of common stock                       -      <    76>
 Decrease in long term debt                 <20,000>       -
 Increase/(Decrease) in repurchase
  agreements and funds borrowed             <   948>     7,734

Net cash provided by financing activities   < 6,135>     7,558


Net increase (decrease) in cash
 equivalents                                < 1,504>   <    74>
Cash and cash equivalents on January 1        6,352      5,168

Cash and cash equivalents on September 30   $ 4,848    $ 5,094
Schedule on noncash investing and financing
 activities                                    NONE       NONE

                 FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

               Consolidated Statement of Cash Flows
                          (In Thousands)

                                              Nine Months Ended
                                                September 30,
                                              1995        1994

Reconciliation of net income to net
 cash provided by operating activities:
  Net Income                                $ 1,619     $ 1,110

  Adjustments to reconcile net income
   to cash:
    Provision for loan losses                   128          90
    (Gain)/Loss on sale of securities       <    74>    <    46>
    (Gain)/Loss on sale of assets                24         233
    Increase/(Decrease) in taxes payable    <    72>         79
    Increase/(Decrease) in interest payable <    85>         46
    (Increase)/Decrease in interest
     receivable                             <   268>    <   211>
    Increase/(Decrease) in accrued expenses     219     <   112>
    Increase in prepaid income                    7           7
    (Increase)/Decrease in prepaid expenses <    70>    <    63>
    (Increase)/Decrease in accrued income   <    19>          3
    Increase/(Decrease) in miscellaneous
     liabilities                                100     <   273>
    Accretion and amortization                  284         363
    Depreciation                                263         257
    (Increase)/Decrease in miscellaneous
     assets                                     129          26
    (Gain)/Loss on mortgages sold           <   189>    <     8>

Net cash provided by operations             $ 1,996     $ 1,501


                                4A

                FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

            Notes to Consolidated Financial Statements

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

                FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

               Notes to Consolidated Balance Sheet

                        (In Thousands)          (In Thousands)
                      Nine Months Ended      Twelve Months Ended
                     September 30, 1995       December 31, 1994

                     Amortized   Market       Book        Market
                       Cost      Value        Value       Value

2. Investment
   Securities*

A) Securities
   available
   for sale

   U.S. Treasury
    Securities       $     998  $   985      $ 4,037     $ 3,905
   Obligations of
    other U.S.
    Government
    agencies and
    corporations        40,339   40,016       63,552      59,964
   Obligations of
    states and
    political
    sub-divisions       12,920   13,713       12,428      12,637
     Total Available
      for Sale         $54,257  $54,714      $80,017     $76,506

C) Other Equity
    Securities         $   756  $   756      $ 1,110     $ 1,110


               FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

               Notes to Consolidated Balance Sheet

                                 (In Thousands)
                    Nine Months Ended       Twelve Months Ended
                    September 30, 1995       December 31, 1994

3. Loans:

   Home Equity          $  9,620                $  9,708
   Commercial/
    Agricultural          14,952                   9,067
   Credit Line               409                     410
   Consumer
    Installment                7                      23
   Simple Interest        14,843                  12,242
   Mortgage Loans         63,096                  48,329
   Overdrafts                103                       8

   Total Loans (*)      $103,030                $ 79,787



(*)  The bank has no foreign loan activity.

                FNB FINANCIAL SERVICES CORPORATION
                          AND SUBSIDIARY

4.  Analysis of the Allowance for Loan Losses
    (In Thousands)

                                            Nine Months Ended
                                               September 30,
                                             1995        1994

Balance at beginning of period               1,052       1,174

Charge-offs:
Commercial, Financial and Agricultural         -           -
Real Estate-Construction                       -           -
Real Estate-Mortgage                           -           -
Consumer                                       111         255
                                               111         255

Recoveries:
Commercial, Financial and Agricultural           2          50
Real Estate-Construction                       -           -
Real Estate-Mortgage                           -           -
Consumer                                        50          45
                                                52          95

Net Charge-Offs                                 59         160

Additions Charged to Operations                128          90

Balance at End of Period                     1,121       1,104

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                             .09         .27

Ratio of allowance for loan losses to
 month end loans                              1.09        1.37

                    FNB FINANCIAL SERVICES CORPORATION
                              AND SUBSIDIARY

5. Allocation of the Allowance for Loan Losses
   (In Thousands)

                                     Nine Months Ended
                                       September 30,
                              1995                      1994
                          Percent of                 Percent of
                           Loans in                   Loans in
                        Each Category               Each Category
                    Amt.   to Total Loans     Amt.  to Total Loans
Balance at end
 of period
 applicable to:
  Commercial         502         15%           584        11%
  Real Estate-
   Construction        7          2%             -         0%
  Real Estate-
   Mortgage          123         59%            49        61%
  Consumer           325         24%           230        28%
  Unallocated        142          0%           114         0%
   Total balance
    sheet
    allocation     1,099        100%           977       100%
     Off balance
      sheet
      commitments     22           -           127          -

     Total
     Allocation    1,121        100%         1,104       100%


6.  Non-performing assets:
    (In Thousands)
                            Nine Months Ended    Twelve Months Ended
                              September 30,           December 31,
                                   1995                  1994

    Nonaccrual (1)                $ 221                  $ 154
    Past due 90 days
     or more                          0                      3
    Other real estate               117                    191
    Renegotiated troubled debt      ---                    ---

(1) Other than amounts listed above, there were no other loans which (a)represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(b) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

PART 1 - ITEM 2

Management's Analysis of Financial Condition and Results of Operation

Summary

Net income for the quarter ended September 30, 1995 was 95.7% more than the same quarter last year, while earnings for the nine months to date were 45.9% higher than 1994. The annualized return on average assets was 1.27% in 1995, compared with .98% last year.
The earnings improvement this year was principally caused by a much higher level of non interest income and secondarily by a lower level of non interest expense. Additionally, net interest income is beginning to show accelerated growth, because of substantial increases in loans outstanding.

Interest Income and Interest Expense

Total third quarter interest income on a fully tax equivalent basis increased 20.2%, on a 10.0% increase in average earning assets.
The third quarter earning asset yield of 8.65% was 73 basis points more than 1994. Loan yields were 40 basis points higher, mainly because of several increases in the prime rate from 7 1/4% on July 1, 1994, to 9% one year later. Bond portfolio yields were up 83 basis points, as Agency yields improved 80 basis points due to higher rates and less prepayments on mortgage backed bonds. Fed funds sold yields were 139 basis points more, as a series of Federal Reserve tightenings raised interest rates. The change in mix also affected overall yields as average loans equaled 63% of total earning assets this quarter, compared with 56% in 1994. For the full nine months this year, tax equivalent interest income was up 20.7%, on a 13.3% increase in average earning assets.

Total interest expense in the third quarter this year was 29.6% more than the comparable quarter in 1994, with average interest bearing liabilities increasing 7.9%. The average cost of funds increased 60 basis points, as deposit rates were generally higher. We also experienced significant growth in higher-yielding certificates of deposit and IRA's, while lower yielding regular savings, NOW accounts and money market investment balances all declined in 1995. For the nine months this year, interest expense increased 46.3%, on a 14.9% increase in average interest bearing liabilities. Comparable net interest margins were as follows:

          Third quarter, 1995      8.65%  -  3.82% =  4.83%
          Third quarter, 1994      7.92%  -  3.22% =  4.70%
          Year to date, 1995       8.35%  -  4.00% =  4.35%
          Year to date, 1994       7.95%  -  3.14% =  4.81%

During the first half this year, and affecting 1995 year to date performance, margins were detrimentally affected by a capital leveraging plan which involved a borrowing and re-investment of $20 million. Although the leveraging was marginally profitable, margins were reduced.

Non Interest Income and Expense

Non interest income in the third quarter this year was up $87,300 (55.7%) over the comparable quarter in 1994, with higher deposit service charges (8.4%) and net securities gains, as well as $20,000 in gains on mortgage sales compared with a loss of $41,000 last year. For the nine month period, income was $416,000 more (90.4%), principally because of $189,000 in mortgage gains this year, versus losses of $180,000 in 1994.

Non interest expenses in the third quarter were 10.9% lower in 1995, including $200,000 less in connection with a failed thrift merger and $83,000 less in FDIC insurance. Year to date expenses declined $154,900 (4.0%), as a $93,900 increase in personnel expense (4.5%) offset a portion of the expense savings already mentioned.

The loan loss provision was 42.2% higher, even with the much lower net chargeoff level, because of the greatly elevated loans outstanding.

               FNB FINANCIAL SERVICES CORPORATIONS
                          AND SUBSIDIARY



Item 3.  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.


         NONE

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FNB FINANCIAL SERVICES CORPORATION
                                     (Registrant)


Date: 11-14-95            /s/Ernest J. Sewell
                          Ernest J. Sewell
                          President & Chief Executive Officer

Date: 11-14-95            /s/Robert F. Albright
                          Robert F. Albright
                          (Senior Vice President)