Form 10KSB40
period 1995-12-31
FNB FINANCIAL SERVICES CORP
filed 1996-03-29
CIK 742679

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended    December 31, 1995
                                  ------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the transition period from                 to
                                       -----------------  ------------------

         Commission file number   0-13086
                               -----------------


                       FNB FINANCIAL SERVICES CORPORATION
                             202 South Main Street
                       Reidsville, North Carolina  27320
                                 (910) 342-3346

                  Incorporated in the State of North Carolina
                   IRS Employer Identification No. 56-1382275

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                      ----

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, Par Value $1.00 Per Share
                    ---------------------------------------

         FNB Financial Services Corporation (the "Registrant") has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

         Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and is not contained in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         The Registrant's revenues for the year ended December 31, 1995 were $14,619,000.

         The aggregate market value of the Registrant's Common Stock held by those other than executive officers and directors at March 8, 1996, based on the closing sales price for the Common Stock on that day, was approximately $24,620,000.

         As of December 31, 1995, the Registrant had outstanding 1,098,450 shares of Common Stock, $1.00 par value.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into parts I and II of this report.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1996, filed with the Securities and Exchange Commission via EDGAR on March 8, 1996, are incorporated by reference into Part III of this report.

                       FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1996, filed with the Securities and Exchange Commission via EDGAR on March 8, 1996, are incorporated by reference into Parts I, II and III of this report.

Key
---
         A.R.             Annual Report to Shareholders for the fiscal year ended December 31, 1995
         Proxy            Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1996
         10-KSB           This Form 10-KSB

Index                                                                                                            Document
-----                                                                                                            --------
PART I           Item 1.    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-KSB, p. 4
                 Item 2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-KSB, p. 5
                 Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10-KSB, p. 5
                 Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . N/A

PART II          Item 5.    Market for Registrant's Common Equity
                            and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A.R.
                 Item 6.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  A.R.
                 Item 7.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . .  A.R.
                 Item 8.    Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . N/A

PART III         Item 9.    Directors, Executive Officers, Promoters
                            and Control Persons; Compliance with
                            Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . Proxy
                 Item 10.   Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Proxy
                 Item 11.   Security Ownership of Certain
                            Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . Proxy
                 Item 12.   Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . Proxy
                 Item 13.   Exhibits and Reports on Form 8-K
                            (a)   Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-KSB, p.6
                            (b)   No Reports on Form 8-K were filed for the three months ended December 31, 1995

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         FNB Financial Services Corporation was incorporated on August 19, 1983 under the laws of the State of North Carolina, for the purpose of becoming a one bank holding company and to acquire all the outstanding stock of the First National Bank of Reidsville. Effective January 1, 1985, the Company acquired the outstanding Bank stock through a one-for-one exchange of shares.

         The Bank was established in 1918 as a national banking association and is a full service commercial bank. The services it offers include checking, NOW accounts, money market rate accounts, savings accounts, certificates of deposit, individual retirement accounts, loans for business, agriculture, real estate, personal use, home improvements and automobiles, safe deposit boxes and trust services. The Bank has no material concentration of deposits from any single customer or group of customers nor does it have a significant portion of its loans concentrated in a single industry or group of related industries.

         The Bank is in competition with several larger commercial banks in Rockingham County, as well as savings banks and credit unions. Further competition is provided by banks located in adjoining counties, together with other financial intermediaries such as insurance companies, finance companies, pension funds and brokerage houses.

         The Bank, as a national banking association, is subject to regulatory supervision, including regular bank examinations by the Comptroller of the Currency. The Bank is a member of the Federal Deposit Insurance Corporation which insures its deposits, and is a member of the Federal Reserve System.

         The Company is registered as a bank holding company with and subject to the regulations of the Board of Governors of the Federal Reserve System. As such, it is subject to examination by the Federal Reserve Board, and is required to file with them annual reports and other information regarding its business operations and those of its subsidiary.

         At December 31, 1995, the Bank had approximately 90 employees. The Company has no employees who are not also employed by the Bank. The Bank considers its relationship with employees to be good and provides for them several employee benefit programs, including an employee retirement plan, a stock compensation plan for eligible officers, group life and health insurance, a 401(k) plan, a section 125 flexible spending plan, paid vacations and sick leave.

         Under the Federal Deposit Insurance Corporation Improvement Act, banks are placed into categories depending upon how well capitalized they are. If a bank's capital ratios should fall to an undercapitalized status, it becomes subject to a series of increasingly restrictive actions, such as increased monitoring, submission and approval of a capital restoration plan, restrictions on growth and certain expansion limitations requiring appropriate banking agency prior approval. Even more serious restrictions may be imposed if capital ratios should fall to a significantly undercapitalized status.

ITEM 2.  DESCRIPTION OF PROPERTY

         The executive offices of the Company and the Bank are located in a two-story office building at 202 South Main Street, Reidsville, North Carolina. The premises consist of approximately 27,000 square feet of office space, adequate parking and a three lane drive-in teller facility. The Bank also maintains full service branches on Freeway Drive and adjacent to Pennrose Mall in Reidsville, and at Eden Mall, Eden Plaza and on N. Fieldcrest Road (in the Draper community) in Eden. All but the Eden Plaza and Draper locations include automated teller machines. The properties are owned free and clear of encumbrances, except the Draper, Eden Mall and Eden Plaza locations, which are occupied under leases expiring in 2008, 2001 and 1996, respectively. An additional remote automated teller machine is maintained on Freeway Drive near Belmont Square, under a lease expiring in 1998.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding, other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders of the Registrant during the fourth quarter of the Registrant's fiscal year ending December 31, 1995.

PART II

ITEMS 5 THROUGH 7.

         Incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS; ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 9 THROUGH 12.

         Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 9, 1996, filed with the Securities and Exchange Commission via EDGAR on March 8, 1996.

ITEM 13.  INDEX TO EXHIBITS.

                               Index to Exhibits

             Exhibit                                                                                Sequential
                No.                                   Description                                    Page No.
          -------------                                                                            ------------
             3(a)(1)               Articles of Incorporation of the Registrant
                                   dated August 19, 1983, filed as Exhibit 3(a)(1)
                                   to the Registrant's Form 10-K for the fiscal
                                   year ended December 31, 1988 filed with the
                                   Securities and Exchange Commission, which is
                                   incorporated herein by reference to such Form
                                   10-K.
             3(a)(2)               Articles of Amendment of Articles of
                                   Incorporation of the Registrant dated March 1,
                                   1984, filed as Exhibit 3(a)(2) to the
                                   Registrant's Form 10-K for the fiscal year ended
                                   December 31, 1988, filed with the Securities and
                                   Exchange Commission, which is incorporated by
                                   reference to such Form 10-K.

             3(a)(3)               Articles of Amendment of Articles of
                                   Incorporation of the Registrant dated April 13,
                                   1984, filed as Exhibit 3(a)(2) to the
                                   Registrant's Form 10-K for the fiscal year ended
                                   December 31, 1988, filed with the Securities and
                                   Exchange Commission, which is incorporated by
                                   reference to such Form 10-K.

             3(a)(4)               Articles of Amendment of Articles of
                                   Incorporation of the Registrant dated June 13,
                                   1988, filed as Exhibit 3(a)(2) to the
                                   Registrant's Form 10-K for the fiscal year ended
                                   December 31, 1988, filed with the Securities and
                                   Exchange Commission, which is incorporated by
                                   reference to such Form 10-K.

             3(a)(5)               Articles of Amendment of Articles of
                                   Incorporation of the Registrant dated April 25,
                                   1989 filed as Exhibit 4(a)(5) to the
                                   Registrant's Form S-8 (No. 33-33186), filed with
                                   the Securities and Exchange Commission, which is
                                   incorporated herein by reference to such Form S-
                                   8.
             3(b)(1)               Bylaws of the Registrant filed as Exhibit 3(b)
                                   to the Registrant's Form 10-K for the fiscal
                                   year ended December 31, 1988, filed with the
                                   Securities and Exchange Commission, which is
                                   incorporated herein by reference to such Form
                                   10-K.

             3(b)(2)               Amendment of Bylaws of the Registrant filed as
                                   Exhibit 3(b)(2) to the Registrant's Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange
                                   Commission, which is incorporated herein by reference to such Form 10-K.

                4                  Specimen Common Stock Certificate, filed as
                                   Exhibit 4 to the Registrant's Registration
                                   Statement on Form S-14 (File No. 2-90095), filed
                                   with the Securities and Exchange Commission,
                                   which is incorporated herein by reference to
                                   such Form S-14.


              10(a)                Stock Compensation Plan of the Registrant
                                   approved April 11, 1989 by the Shareholders of
                                   the Registrant, with forms of stock option and
                                   stock bonus agreements attached, filed as
                                   Exhibit 28 to the Registrant's Form S-8 (No. 33-
                                   33186), filed with the Securities and Exchange
                                   Commission, which is incorporated herein by
                                   reference to such Form S-8.

              10(b)                Severance Policy for Senior Officers of the
                                   Registrant, filed as Exhibit 10(b) to the
                                   Registrant's Form 10-K for the fiscal year ended
                                   December 31, 1989, filed with the Securities and
                                   Exchange Commission, which is incorporated
                                   herein by reference to such Form 10-K.
              10(c)                Revised Severance Policy for Senior Officers of
                                   the Registrant, filed as Exhibit 10(c) to the
                                   Registrant's Form 10-KSB for the fiscal year
                                   ended December 31, 1994, filed with the
                                   Securities and Exchange Commission, which is
                                   incorporated herein by reference to such 10-KSB.

              10(d)                Severance Compensation Agreement dated December
                                   11, 1986 by and among FNB Financial Services
                                   Corporation, First National Bank of Reidsville
                                   and Willis Wade Apple, filed as Exhibit 10(c) to
                                   the Registrant's Form 10-K for the fiscal year
                                   ended December 31, 1989, filed with the
                                   Securities and Exchange Commission, which is
                                   incorporated herein by reference to such Form
                                   10-K.

              10(e) Equipment Sale Agreement and related agreements dated September 24, 1992 by and among the Registrant and Information Technology, Inc.
                                   filed as Exhibit 10(d) to the Registrant's Form
                                   10-KSB for the fiscal year ended December 31, 1992, filed with the Securities and Exchange
                                   Commission, which is incorporated herein by reference to such Form 10-KSB.


              10(f)                Benefit Equivalency Plan effective January 1,
                                   1994, filed as Exhibit 10 to the Registrant's
                                   Form 10-QSB for the fiscal quarter ended June
                                   30, 1995, filed with the Securities and Exchange
                                   Commission, which is incorporated by reference
                                   to such Form 10-QSB.
              10(g)                Annual Management Incentive Plan filed as
                                   Exhibit 10C to the Registrant's Form 10-QSB for
                                   the fiscal quarter ended June 30, 1995, filed
                                   with the Securities and Exchange Commission,
                                   which is incorporated by reference to such Form
                                   10-QSB.


              10(h) Long Term Incentive Plan filed as Exhibit F to the Registrant's Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form 10-QSB.

              10(i)                Employment Agreement dated May 18, 1995 between
                                   the Registrant and First National Bank of
                                   Reidsville, jointly, as employer, and Ernest J.
                                   Sewell, President and Chief Executive Officer of
                                   the Registrant and the Bank, filed as Exhibit
                                   10E to the Registrant's Form 10-QSB for the
                                   fiscal quarter ended June 30, 1995, filed with
                                   the Securities and Exchange Commission, which is
                                   incorporated herein by reference to such Form
                                   10-QSB.

                13                 Those portions of the Registrant's 1995 Annual
                                   Report to Shareholders which have been
                                   incorporated by reference into this Form 10-KSB.
                                   (Except for those portions thereof which are
                                   incorporated herein by reference, such Annual
                                   Report is furnished for the information of the
                                   Commission and is not deemed "filed" as a part
                                   of this Form 10-KSB Annual Report for the fiscal
                                   year ended December 31, 1995).

                21                 Subsidiaries of the Registrant.
                                                                                       ------

                23                 Consent of Cherry, Bekaert & Holland, L.L.P.
                                                                                       ------
                27                 Financial Schedule
                                                                                       ------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FNB FINANCIAL SERVICES CORPORATION

                                        BY    (Ernest J. Sewell)
                                              --------------------------------
DATE: March 28, 1996                          Ernest J. Sewell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                                      CAPACITY                                    DATE
 (Ernest J. Sewell)                             President and Director                        March 28, 1996
 ----------------------------------             (Principal Executive Officer)
 Ernest J. Sewell

 (Robert F. Albright)                           Senior Vice President (Principal              March 28, 1996
 ----------------------------------             Financial & Accounting Officer)
 Robert F. Albright

 (W. B. Apple, Jr.)                             Director                                      March 28, 1996
 ----------------------------------
 W. B. Apple, Jr.

 (Charles A. Britt)                             Director                                      March 28, 1996
 ----------------------------------
 Charles A. Britt

 (O. E. Green)                                  Director                                      March 28, 1996
 ---------------------------------
 O. E. Green

 (Joseph H. Kinnarney)                          Director                                      March 28, 1996
 ---------------------------------
 Joseph H. Kinnarney

                                                Director
 ---------------------------------
 Phillip J. Lambeth

                                                Director
 ----------------------------------
 Clifton G. Payne

                                                Director
 ----------------------------------
 Elton H. Trent, Jr.

 (Kenan C. Wright)                              Director                                      March 28, 1996
 ----------------------------------
 Kenan C. Wright