Form 10QSB
period 1996-03-31
FNB FINANCIAL SERVICES CORP
filed 1996-05-13
CIK 742679

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                   Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For Quarter Ended:  March 31, 1996
                    --------------
Commission File Number:  0-13086
                         -------


                       FNB FINANCIAL SERVICES CORPORATION
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                 56-1382275
      ------------------------------                 -------------------
      (State or other jurisdiction                   (I.R.S. Employer
      incorporation of organization)                  Identification No.)


                   202 S. Main St., Reidsville, N. C. 27320
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 910-342-3346
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
       ------------------------------------------------------------------
            (Former name, former address, and former fiscal year, if
                           changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

1,378,580 common shares were outstanding as of March 31, 1996, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                     INDEX
                                     -----


PART I     FINANCIAL INFORMATION:
                                                            Page
                                                           Number
                                                           ------
Item 1     Financial Statements

           Consolidated Balance Sheet                        1
           March 31, 1996, and December 31,
           1995

           Consolidated Statement of Income                  2
           Three months ended March 31, 1996,
           and 1995

           Consolidated Statement of changes in              3
           Shareholder's Equity March 31, 1996,
           and December 31, 1995

           Regulatory Capital Ratio Requirements             3a

           Consolidated Statement of Cash Flows            4 - 4a
           Three months ended March 31, 1996, and
           1995

           Notes to Consolidated Financial Statements      5 - 9


Item 2     Management's Discussion and Analysis of        10 - 11
           Financial Condition and Results of Operations




PART II    OTHER INFORMATION:

Item 3     Exhibits and Reports on Form 8-K                  12

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                            (In Thousands)
                                                      March 31,     December 31,
                                                        1996            1995
                                                        ----            ----
ASSETS:

     Cash and due from banks                         $  4,872        $  4,647
     Federal funds sold                                   -               -
                                                     --------        --------
         Total cash and cash equivalents                4,872           4,647
     Securities available for sale                     57,742          56,436
     Other equity securities                            1,059           1,059
     Loans                                            121,720         111,708
     Less unearned income                                 -               -
     Less allowance for credit losses                  (1,351)         (1,258)
                                                     --------        --------
         Net loans                                    120,369         110,450
     Property and equipment, net                        3,672           3,434
     Intangible assets                                    858             -
     Accrued income and other assets                    2,521           1,871
                                                     --------        --------
         TOTAL ASSETS                                $191,093        $177,897
                                                     ========        ========
LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits
     Non Interest Bearing                            $ 21,490        $ 19,329
     Interest Bearing
          Savings Accounts                             17,884          15,413
          NOW Accounts                                 17,255          16,634
          Money Market Investment                      12,439          12,355
          Other time deposits                         101,498          90,669
                                                     --------        --------
              Total deposits                          170,566         154,400
     Federal funds purchased and securities
        sold under repurchase agreements                  226           3,152
     Accrued expenses and other liabilities             1,096           1,363
                                                     --------        --------
           TOTAL LIABILITIES                         $171,888        $158,915
                                                     ========        ========
SHAREHOLDERS EQUITY:
     Common stock, $1.00 par value; authorized
        3,000,000 shares, 1,378,580 shares
        issued in 1996; 1,098,450 shares
        issued in 1995                                  1,378           1,098
     Paid-In Capital                                    2,648           2,580
     Net unrealized holding gain/(loss) on
        available for sale securities                     278             467
     Retained Earnings                                 14,901          14,837
                                                     --------        --------

        TOTAL SHAREHOLDER'S EQUITY                     19,205          18,982
                                                     --------        --------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $191,093        $177,897
                                                     ========        ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                        Consolidated Statement of Income
                     (In thousands, except per share data)

                                                        (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                      1996       1995
                                                      ----       ----
INTEREST INCOME
  Interest and fees on loans                         $2,763    $ 1,946
  Interest on federal funds sold                          1         30
  Interest on federal home loan bank deposits             5        -
  Interest and dividends on investments:
     U.S. Treasury securities                           114         27
     Federal Agency Securities                          516        955
     State, County and municipal Secur.                 199        221
     Other securities                                    23         20
                                                     ------     ------
       TOTAL INTEREST INCOME                         $3,621     $3,199
                                                     ------     ------

INTEREST EXPENSE
  Interest on savings deposits                       $   88     $   90
  Interest on other time deposits                     1,414      1,134
  Interest on federal funds purchased and
    securities sold under repur. agreements              64          2
  Interest on long term debt                            -          308
                                                     ------     ------
       TOTAL INTEREST EXPENSE                        $1,566     $1,534
                                                     ------     ------

NET INTEREST INCOME                                  $2,055     $1,665
  Provision for possible loan losses                    101         32
                                                     ------     ------
Net Interest Income after possible loan
  loss provision                                     $1,954     $1,633
                                                     ------     ------

NON INTEREST INCOME
  Deposit Service Charges                            $  181     $  164
  Insurance Commissions                                  18         17
  Net Securities Gains                                    4        (37)
  Net Gain/(Loss) on sale of mortgages                   (5)        67
  Other Operating Income                                 25         29
                                                     ------     ------
       TOTAL NON INTEREST INCOME                     $  223     $  240
                                                     ------     ------

NON INTEREST EXPENSE
  Salaries and employee benefits                     $  830     $  694
  Net occupancy expense                                  76         76
  Furniture and equipment expense                       110        112
  Insurance, including FDIC assessment                    9         83
  Director fees                                          55         30
  Printing and supplies                                  46         38
  Other operating expense                               289        240
                                                     ------     ------
       TOTAL NON INTEREST EXPENSE                    $1,415     $1,273
                                                     ------     ------

INCOME BEFORE INCOME TAXES                           $  762     $  600
  Applicable Income Taxes                              (219)      (160)
                                                     ------     ------

  Net Income                                         $  543     $  440
                                                     ======     ======

PER SHARE DATA
  Net Income                                           .49        .40
  Cash Dividends                                       .18        .16
  Weighted average shares outstanding            1,100,900  1,097,653

                     FNB FINANCIAL SERVICES CORPORATION
                               AND SUBSIDIARY

         Consolidated Statements of Changes in Shareholder's Equity


                                                  (In thousands)

                                      Three Months Ended     Twelve Months Ended
                                           March 31,              December 31,
                                              1996                   1995
                                       ------------------     ------------------
COMMON STOCK
  Balances at beginning of years           $ 1,098                 $ 1,097
  Stock dividend (Note 2)                      275                     -
  Exercise stock options                         5                     -
  Employee stock awards                        -                         1
                                           -------                 -------
  BALANCES AT END OF YEARS                 $ 1,378                 $ 1,098
                                           -------                 -------



PAID-IN CAPITAL
  Balances at beginning of years           $ 2,580                 $ 2,562
  Exercise stock options                        65                     -
  Employee stock awards                          3                      18
                                           -------                 -------
  BALANCES AT END OF YEARS                 $ 2,648                 $ 2,580
                                           -------                 -------


RETAINED EARNINGS
  Balances at beginning of years           $14,837                 $13,403
  Net income for years                         543                   2,170
  Cash dividend paid                          (198)                   (736)
  Stock dividend (Note 2)                     (275)                    -
  Cash paid for fractional shares
       shares (Note 2)                          (6)                    -
                                           -------                 -------
  BALANCES AT END OF YEARS                 $14,901                 $14,837
                                           -------                 -------

  NET UNREALIZED HOLDING GAINS
    <LOSSES> ON AVAILABLE-FOR-SALE
    SECURITIES                             $   278                 $   467
                                           -------                 -------


TREASURY STOCK
  Balances at beginning of years              -                        -
                                              -                        -
                                           -------                 -------
    BALANCES AT END OF YEARS                  -                        -
                                           -------                 -------

    TOTAL SHAREHOLDER'S EQUITY             $19,205                 $18,982
                                           =======                 =======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                     Regulatory Capital Ratio Requirements




                                                   Three Months Ended
                                      Minimum        March 31, 1996
                                      Standard       Current Ratio
                                      --------     ------------------
CAPITAL ADEQUACY-RISK BASED

     Tier I                             4.0 %            13.9%
     Total Capital                      8.0 %            14.9%


LEVERAGE RATIO

     Tier I                             3.0 %             9.90%





                                     3A

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                 (In Thousands)


                                                     Three Months Ended
                                                          March 31,
                                                      1996        1995
                                                     ------      ------
INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS
- -------------------------------
Cash flows from operating activities:
     Interest received                               $ 3,212     $3,125
     Fees and Commission received                        345        268
     Interest paid                                    (1,595)    (1,559)
     Non Interest expense paid                        (1,485)    (1,251)
     Income taxes paid                                   (77)        (8)
                                                     -------     ------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $   400     $  575


Cash flows from investing activities:
     Acquisitions, net of cash used                      537        -
     Proceeds from sale of securities                 10,009      5,027
     Proceeds from maturities of securities            3,379      1,920
     Purchase in investment securities               (16,105)    (3,634)
     Purchase of asset                                  (342)       -
     Capital expenditures                               (331)         8
     (Incr)/decr in other real estate owned              115         74
     Net (increase)/decr in loans to customers       (10,566)    (5,030)
     Proceeds (paydown) on mortgage loans held
       for sale                                          281       (248)
                                                      ------     -------

NET CASH USED IN INVESTING ACTIVITIES                (13,023)    (1,883)


Cash flows from financing activities:
     Incr(Decrease) in demand, savings, and
        interest checking accounts                     5,115       (592)
     Increase/(Decrease) in time deposits             10,790      4,963
     Dividends Paid                                     (198)      (176)
     Proceeds from issuance of common stock               72         17
     Purchase of common stock fractional shares           (5)       -
     Incr/(Decrease) in repurchase agreements         (2,926)    (1,027)
                                                      ------     ------

NET CASH PROVIDED BY FINANCING ACTIVITIES             12,848      3,185


Net increase (decrease) in cash equivalents              225      1,877
Cash and cash equivalents on January 1                 4,647      6,352
                                                     -------     ------

CASH AND CASH EQUIVALENTS ON MARCH 31                $ 4,872     $8,229
                                                     =======     ======

Schedule on noncash investing and financing
     activities                                         NONE       NONE
                                                     =======     ======

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                     Consolidated Statement of Cash Flows
                                (In Thousands)





                                                     Three Months Ended
                                                          March 31,
                                                     1996        1995
                                                    ------      ------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:


     Net Income                                     $543        $440

     ADJUSTMENTS TO RECONCILE NET INCOME
     TO CASH:
     Provision for loan losses                       101          32
     (Gain)/Loss on sale of securities                (4)         37
     (Gain)/Loss on sale of assets                    36          22
     Increase/(Decrease) in taxes payable            142         152
     Increase/(Decrease) in interest payable         (29)        (25)
     (Increase)/Decrease in interest receivable     (294)       (146)
     Increase/(Decrease) in accrued expenses        (127)         50
     Increase in prepaid income                       16          18
     (Increase)/Decrease in prepaid expenses         (72)       (143)
     (Increase)/Decrease in accrued income            (2)        (10)
     Increase/(Decrease) in miscellaneous
        liabilities                                    8          14
     Accretion and amortization                       40         116
     Depreciation                                     93          93
     (Increase)/Decrease in miscellaneous
        assets                                       (56)         (8)
     (Gain)/Loss on mortgages sold                     5         (67)
                                                    ----        ----



NET CASH PROVIDED BY OPERATIONS                     $400        $575





                                       4A

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                   Notes to Consolidated Financial Statements





1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


2. On February 8, 1996, the Board of Directors declared a one-for-four split of the common stock in the form of a 25% stock dividend to holders of record on March 8, 1996 to be issued on March 29, 1996. As a result $275,194 ($1 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $5,344.98. All per share data in the financial statements have been adjusted to reflect the split.

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                     Notes to Consolidated Balance Sheet




                                     (In Thousands)          (In Thousands)
                                   Three Months Ended      Twelve Months Ended
                                     March 31, 1996         December 31, 1995
                                   ------------------      -------------------

                                    Amortized   Fair       Amortized   Fair
                                      Cost      Value        Cost      Value
                                      ----      -----        ----      -----
2.   INVESTMENT SECURITIES*

A)  SECURITIES AVAILABLE FOR SALE

     U.S. Treasury Securities      $16,333   $16,292      $ 4,220   $ 4,226
     Obligations of other U.S.
      Government agencies and
      corporations                  29,605    29,329       38,386    38,218
     Obligations of states and
      political sub-divisions       11,350    12,121       13,064    13,992
                                   -------   -------      -------   -------
      TOTAL AVAILABLE FOR SALE     $57,288   $57,742      $55,670   $56,436
                                   =======   =======      =======   =======


B)  OTHER EQUITY SECURITIES        $ 1,059   $ 1,059      $ 1,059   $ 1,059
                                   -------   -------      -------   -------

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                     Notes to Consolidated Balance Sheet





                                                  (In Thousands)
                                   Three Months Ended    Twelve Months Ended
                                     March 31, 1996       December 31, 1995
                                   ------------------    -------------------
3.   LOANS:

     Home Equity                       $ 10,245                $  9,579
     Commercial/Agricultural             23,074                  17,327
     Credit Line                            564                     445
     Consumer Installment                     6                       6
     Simple Interest                     15,154                  14,540
     Mortgage Loans                      72,293                  69,028
     Overdrafts                             384                     783
                                       --------                --------

     TOTAL LOANS (*)                   $121,720                $111,708
                                       ========                ========


(*)  The bank has no foreign loan activity.

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY





4.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
    (In Thousands)



                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1996        1995
                                                    ------      ------
BALANCE AT BEGINNING OF PERIOD                       1,258       1,052

Charge-offs:
   Commercial, Financial and Agricultural                -           -
   Real Estate-Construction                              -           -
   Real Estate-Mortgage                                  -           -
   Consumer                                             18          21
                                                     -----       -----
                                                        18          21

Recoveries:
   Commercial, Financial and Agricultural                -           -
   Real Estate-Construction                              -           -
   Real Estate-Mortgage                                  -           -
   Consumer                                             10          19
                                                     -----       -----
                                                        10          19

NET CHARGE-OFFS                                          8           2
                                                     -----       -----

Additions Charged to Operations                        101          32
                                                     -----       -----

BALANCE AT END OF PERIOD                             1,351       1,082
                                                     =====       =====


Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                                   .01         .01
                                                     =====       =====

Ratio of allowance for loan losses to
   month end loans                                    1.11        1.22
                                                     =====       =====

                    FNB FINANCIAL SERVICES CORPORATION AND
                                  SUBSIDIARY



5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
    (In Thousands)


                                              Three Months Ended
                                                   March 31,

                                        1996                      1995
                                -------------------        ------------------
                                        Percent of               Percent of
                                        Loans in                 Loans in
                                        Each Category            Each Category
                                  Amt.  to Total Loans     Amt.  to Total Loans
                                  ----  ---------------    ----  --------------
BALANCE AT END OF PERIOD
  APPLICABLE TO:
     Commercial                    648      20%             508       11%
     Real Estate-Construction       10       2%               3        1%
     Real Estate-Mortgage          141      57%              74       62%
     Consumer                      321      21%             267       26%
     Unallocated                   210       0%             112        0%
                                 -----     ---            -----      ---
     Total balance sheet
       allocation                1,330     100%             964      100%
     Off balance sheet
       commitments                  21       -              118        -
                                 -----     ---            -----      ---

     TOTAL ALLOCATION            1,351     100%           1,082      100%
                                 =====     ===            =====      ===





6.  NON-PERFORMING ASSETS:
    (In Thousands)

                                      Three Months Ended    Three Months Ended
                                           March 31,             March 31,
                                             1996                   1995
                                      ------------------   -------------------
    Nonaccrual (1)                          $  87               $ 217
    Past due 90 days or more                  -                     2
    Other real estate                          77                 117
    Renegotiated troubled debt                -                   -


(1) Other than amounts listed above, there were no other loans which (a) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (b) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

PART I - ITEM 2



                 Management's Analysis of Financial Condition
                          and Results of Operations



Summary


     Net income for the quarter ended March 31, 1996 was 23.4% more than the same quarter last year, returning an annualized 1.19% on average assets, compared with 1.04% in 1995. The earnings increase is attributed primarily to a 23.4% improvement in net interest income including 42.0% more in interest and fees on loans.



Interest Income and Interest Expense

         Total first quarter interest income was up 13.2%, with a 7.1% increase in average earnings assets. Loans outstanding averaged 41.8% more in this year's first quarter, with commercial up 131% and mortgage-related loans 39% higher. As noted earlier, loan income climbed 42%. Overall loan yields were relatively unchanged, in the area of 9.5%. Investment securities income was 30.4% lower this year, mirroring a decline of 27.5% in average balances in the first quarter, principally due to the unwinding of a $20 million arbitrage with the Federal Home Loan Bank. Yields on investments were 27 basis points higher than 1995, as higher-yielding-municipal securities represented 24% of average total investments in 1996, compared with only 17% last year.

         Total interest expense increased just 2.1% in the quarter, with average interest bearing liabilities up 1.9%. Rates paid on time deposits were minimally higher in 1996 as deposit growth occurred mainly in higher-cost certificates of deposit; however, with greatly reduced borrowing (at even higher cost), and a 24% increase in non-interest bearing deposits, our overall cost of funds actually declined by 12 basis points.

         Comparable net interest margins were as follows:

         First Quarter, 1996      8.65% - 3.87% = 4.78%
         First Quarter, 1995      8.10% - 3.99% = 4.11%


Non Interest Income and Expense

         Non interest income in the first quarter this year was down $16,500 or 6.9%. The single largest line item difference was a reduction of $62,700 in unrealized gains on mortgages held for sale, principally because we were recouping 1994 losses in the first quarter last year. Deposit service charges were 10.3% higher in 1996, with a 19.7% increase in insufficient fund charges, while minimal gains on investment securities sales this year favorably compared with a $37,000 lost in 1995.

         Primarily in anticipation of further loan growth, along with the 40% increase already booked last year, the loan loss provision was increased $68,800 or 215% over 1995. The reserve for loan losses equaled 1.11% of net loans at March 31, 1996, compared with 1.27% one year ago.

         All other non interest expense increased $142,700 or 11.2% over 1995, which included $136,400 or 19.7% in personnel expense. Regular salaries and wages were 5.4% higher, owing mainly to beginning of year salary adjustments. Other compensation increased $57,300, because of higher funding of profit-based short and long term management incentive plans. Employee benefits were $43,400 or 36.5% more, with higher funding for the retirement plan and a 35.1% increase in FICA taxes because of 1995 bonuses paid in the first quarter this year. Other line items increasing at least $10,000 and 10% were directors fees, cash over and short and conventions expense. Insurance expense was sharply lower, including $74,000 less in FDIC insurance, and marketing expense was down 43.6%.

                   FNB FINANCIAL SERVICES CORPORATIONS AND
                                  SUBSIDIARY





ITEM 3.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



         Financial Data Schedule (for SEC use only).

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FNB FINANCIAL SERVICES CORPORATION
                                      -------------------------------------
                                                       (Registrant)


Date 4/22/96                          /s/ Ernest J. Sewell
     -----------------                -------------------------------------
                                                  ERNEST J. SEWELL
                                      (PRESIDENT & CHIEF EXECUTIVE OFFICER)

Date 4/22/96                          /s/ Robert F. Albright
     -----------------                -------------------------------------
                                                 ROBERT F. ALBRIGHT
                                              (SENIOR VICE PRESIDENT)