Form 10QSB
period 1996-06-30
FNB FINANCIAL SERVICES CORP
filed 1996-08-14
CIK 742679

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                   Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For Quarter Ended:  June 30, 1996
                    -------------

Commission File Number:  0-13086
                         -------


                       FNB FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               North Carolina                       56-1382275
       ------------------------------          -------------------
       (State or other jurisdiction            (I.R.S. Employer
       incorporation of organization)          Identification No.)

                    202 S. Main St., Reidsville, N. C. 27320
                    ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


                                910-342-3346
             ---------------------------------------------------
            (Registrant's telephone number, including area code)


                               Not Applicable
          --------------------------------------------------------
          (Former name, former address, and former fiscal year, if
                         changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----     ----

1,380,247 common shares were outstanding as of June 30, 1996, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                     INDEX




                                                           Page
                                                          Number
                                                          ------
PART I     FINANCIAL INFORMATION:

Item 1     Financial Statements

           Consolidated Balance Sheet                        1
           June 30, 1996, and December 31,
           1995

           Consolidated Statement of Income                  2
           Six months ended June 30, 1996,
           and 1995

           Consolidated Statement of changes in              3
           Shareholder's Equity June 30, 1996,
           and December 31, 1995

           Regulatory Capital Ratio Requirements             3a

           Consolidated Statement of Cash Flows            4 - 4a
           Three months ended June 30, 1996, and
           1995

           Notes to Consolidated Financial Statements      5 - 9


Item 2     Management's Discussion and Analysis of        10 - 11
           Financial Condition and Results of Operations



PART II    OTHER INFORMATION:

Item 3     Exhibits and Reports on Form 8-K                  12

Item 4     Submission of Matters to a Vote of
           Security Holders                               13 - 13a



                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                         (In Thousands)
                                                      June 30,    December 31,
                                                        1996          1995
                                                        ----          ----
ASSETS:

     Cash and due from banks                         $  5,233      $  4,647
     Federal funds sold                                   -             -
                                                      -------       -------
         Total cash and cash equivalents                5,233         4,647
     Securities available for sale                     56,595        56,436
     Other equity securities                              643         1,059
     Loans                                            131,199       111,708
     Less unearned income                                 -             -
     Less allowance for credit losses                  (1,461)       (1,258)
                                                      -------       -------
         Net loans                                    129,738       110,450
     Property and equipment, net                        3,852         3,434
     Intangible assets                                    812           -
     Accrued income and other assets                    2,467         1,871
                                                      -------       -------
         TOTAL ASSETS                                $199,340      $177,897
                                                      =======       =======

LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits
     Non Interest Bearing                            $ 22,416      $ 19,329
     Interest Bearing
          Savings Accounts                             17,867        15,413
          NOW Accounts                                 17,473        16,634
          Money Market Investment                      13,288        12,355
          Other time deposits                         104,289        90,669
                                                      -------       -------
              Total deposits                          175,333       154,400
     Federal funds purchased and securities
        sold under repurchase agreements                4,181         3,152
     Accrued expenses and other liabilities               626         1,363
                                                      -------       -------
         TOTAL LIABILITIES                           $180,140      $158,915
                                                      =======       =======

SHAREHOLDERS EQUITY:
     Common stock, $1.00 par value; authorized
        3,000,000 shares, 1,378,580 shares
        issued in 1996; 1,098,450 shares
        issued in 1995                                  1,380         1,098
     Paid-In Capital                                    2,666         2,580
     Net unrealized holding gain/(loss) on
        available for sale securities                    (143)          467
     Retained Earnings                                 15,297        14,837
                                                      -------       -------

       TOTAL SHAREHOLDER'S EQUITY                      19,200        18,982
                                                      -------       -------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $199,340      $177,897
                                                      =======       =======


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                        Consolidated Statement of Income
                     (In thousands, except per share data)


                                                         (Unaudited)
                                                      Three Months Ended         Six Months Ended
                                                           June 30,                   June 30,
                                                      1996          1995          1996        1995
                                                      ----          ----         -----        ----

INTEREST INCOME
  Interest and fees on loans                        $ 2,980       $ 2,174       $5,742       $4,120
  Interest on federal funds sold                          -            38            6           68
  Interest on federal home loan bank deposits            10             -           10            -
  Interest and dividends on investments:
     U.S. Treasury securities                           244            11          359           38
     Federal Agency Securities                          419           915          935        1,871
     State, County and municipal Secur.                 164           222          363          443
     Other securities                                     8            20           31           39
                                                     ------        ------        -----        -----
       TOTAL INTEREST INCOME                        $ 3,825       $ 3,380       $7,446       $6,579
                                                     ------        ------        -----        -----

INTEREST EXPENSE

  Interest on savings deposits                      $   100       $    89          187          179
  Interest on other time deposits                     1,511         1,290        2,925        2,424
  Interest on federal funds purchased and
    securities sold under repur. agreements              70             3          135            6
  Interest on long term debt                              -           282            -          589
                                                     ------        ------        -----        -----
       TOTAL INTEREST EXPENSE                       $ 1,681       $ 1,664       $3,247       $3,198
                                                     ------        ------        -----        -----

NET INTEREST INCOME                                 $ 2,144       $ 1,716       $4,199       $3,381
  Provision for possible loan losses                    101            48          202           80
                                                     ------        ------        -----        -----
Net Interest Income after possible loan
  loss provision                                    $ 2,043       $ 1,668       $3,997       $3,301
                                                     ------        ------        -----        -----


NON INTEREST INCOME
  Deposit Service Charges                           $   187       $   172       $  368       $  336
  Insurance Commissions                                  18            16           36           33
  Net Securities Gains                                   55            98           58           61
  Net Gain/(Loss) on sale of mortgages                   20           102           15          169
  Other Operating Income                                 22            26           49           55
                                                     ------        ------         ----        -----
       TOTAL NON INTEREST INCOME                    $   302       $   414       $  526       $  654
                                                     ------        ------        -----        -----

NON INTEREST EXPENSE
  Salaries and employee benefits                    $   868       $   697       $1,698       $1,391
  Net occupancy expense                                  84            72          160          147
  Furniture and equipment expense                       116           110          226          221
  Insurance, including FDIC assessment                    8            83           17          167
  Director fees                                          33            40           88           72
  Printing and supplies                                  46            47           91           85
  Other operating expense                               318           230          609          468
                                                     ------        ------        -----         ----
       TOTAL NON INTEREST EXPENSE                   $ 1,473       $ 1,279       $2,889       $2,551
                                                     ------        ------        -----        -----

Income Before Income Taxes                          $   872       $   803       $1,634       $1,403
Applicable Income Taxes                             (   269)      (   241)      (  488)      (  401)
                                                     ------        ------        -----        -----
  NET INCOME                                        $   603       $   562       $1,146       $1,002
                                                     ======        ======        =====        =====

PER SHARE DATA
  Net Income                                           .44           .41            .83         .73
  Cash Dividends                                       .15           .13            .29         .26
  Weighted average shares outstanding            1,379,692     1,372,900      1,377,908   1,372,691


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

           Consolidated Statements of Changes in Shareholder's Equity


                                 (In thousands)

                                       Six Months Ended      Twelve Months Ended
                                           June 30,               December 31,
                                             1996                   1995
                                       ----------------      -------------------
COMMON STOCK
  Balances at beginning of years         $      1,098            $      1,097
  Stock dividend (Note 2)                         275                     -
  Exercise stock options                            7                     -
  Employee stock awards                           -                         1
                                         ------------             -----------
  BALANCES AT END OF YEARS               $      1,380            $      1,098
                                         ------------             -----------


PAID-IN CAPITAL
  Balances at beginning of years         $      2,580            $      2,562
  Exercise stock options                           83                     -
  Employee stock awards                             3                      18
                                          -----------             -----------
  BALANCES AT END OF YEARS               $      2,666            $      2,580
                                          -----------             -----------

RETAINED EARNINGS
  Balances at beginning of years         $     14,837            $     13,403
  Net income for years                          1,146                   2,170
  Cash dividend paid                     (        405)           (        736)
  Stock dividend (Note 2)                (        275)                    -
  Cash paid for fractional
       shares (Note 2)                   (          6)                    -
                                          -----------            ------------
  BALANCES AT END OF YEARS               $     15,297            $     14,837
                                          -----------            ------------
  NET UNREALIZED HOLDING GAINS
    (LOSSES) ON AVAILABLE-FOR-SALE
    SECURITIES                           $       (143)           $        467
                                          -----------            ------------

TREASURY STOCK
  Balances at beginning of years                  -                       -
                                                  -                       -
                                          -----------            ------------
    BALANCES AT END OF YEARS                      -                       -
                                          -----------            ------------

    TOTAL SHAREHOLDER'S EQUITY           $     19,200           $      18,982
                                          ===========            ============


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                     Regulatory Capital Ratio Requirements



                                                   Six Months Ended
                                      Minimum        June 30, 1996
                                      Standard       Current Ratio
                                      --------     ------------------
CAPITAL ADEQUACY-RISK BASED

     Tier I                             4.0 %            13.6%
     Total Capital                      8.0 %            14.6%


LEVERAGE RATIO

     Tier I                             3.0 %            9.21%






                                       3A

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                 (In Thousands)



                                                      Six Months Ended
                                                          June 30,
                                                      1996        1995
                                                     ------      ------
INCREASE (DECREASE) IN CASH AND
       Cash Equivalents
- -------------------------------
Cash flows from operating activities:
     Interest received                               $ 6,769    $ 6,735
     Fees and Commission received                        686        544
     Interest paid                                   ( 3,210)   ( 3,253)
     Non Interest expense paid                       ( 2,650)   ( 2,322)
     Income taxes paid                               (   727)   (   441)
                                                      ------     ------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $   868    $ 1,263


Cash flows from investing activities:
     Acquisitions, net of cash used                      537        -
     Proceeds from sale of securities                 18,380     25,975
     Proceeds from maturities of securities            3,601      4,711
     Purchase in investment securities               (23,616)   ( 5,605)
     Purchase of asset                               (   342)       -
     Capital expenditures                            (   678)   (    16)
     (Incr)/decr in other real estate owned              115         74
     Net (increase)/decr in loans to customers       (19,196)   (16,040)
     Proceeds (paydown) on mortgage loans held
         for sale                                    (   465)     1,547
                                                      ------     ------
NET CASH USED IN INVESTING ACTIVITIES                (21,664)    10,678


Cash flows from financing activities:
     Incr(Decrease) in demand, savings, and
        interest checking accounts                     7,090      3,808
     Increase/(Decrease) in time deposits             13,581      7,024
     Dividends Paid                                  (   405)   (   351)
     Proceeds from issuance of common stock               93         17
     Purchase of common stock fractional shares      (     6)       -
     Decrease in long term debt                                 (20,000)
     Incr/(Decrease) in repurchase agreements          1,029      2,657
                                                      ------     ------

NET CASH PROVIDED BY FINANCING ACTIVITIES             21,382    ( 6,845)


Net increase (decrease) in cash equivalents              586      5,096
Cash and cash equivalents on January 1                 4,647      6,352
                                                      ------     ------

CASH AND CASH EQUIVALENTS ON JUNE  30                $ 5,233    $11,448
                                                      ======     ======

Schedule on noncash investing and financing
     activities                                         NONE       NONE
                                                      ======     ======


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                 (In Thousands)


                                                     Six Months Ended
                                                          June 30,
                                                      1996        1995
                                                     ------      ------
RECONCILIATION OF NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:

     Net Income                                     $ 1,146     $ 1,002

     ADJUSTMENTS TO RECONCILE NET INCOME
     TO CASH:
     Provision for loan losses                          202          80
     (Gain)/Loss on sale of securities              (    58)    (    61)
     (Gain)/Loss on sale of assets                       38          22
     Increase/(Decrease) in taxes payable           (   429)    (    40)
     Increase/(Decrease) in interest payable             37     (    55)
     (Increase)/Decrease in interest receivable     (   303)    (    63)
     Increase/(Decrease) in accrued expenses              7          88
     Increase in prepaid income                          11          13
     (Increase)/Decrease in prepaid expenses        (    17)    (    66)
     (Increase)/Decrease in accrued income          (     2)    (    16)
     Increase/(Decrease) in miscellaneous
        liabilities                                      50         151
     Accretion and amortization                         127         209
     Depreciation                                       188         185
     (Increase)/Decrease in miscellaneous
        assets                                      (   122)    (    17)
     (Gain)/Loss on mortgages sold                  (     7)    (   169)
                                                     ------      ------

NET CASH PROVIDED BY OPERATIONS                     $   868     $ 1,263






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

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                      Notes to Consolidated Balance Sheet




                                     (In Thousands)          (In Thousands)
                                    Six Months Ended       Twelve Months Ended
                                     June 30, 1996          December 31, 1995
                                   -----------------       -------------------
                                   Amortized   Fair       Amortized   Fair
                                     Cost      Value        Cost      Value
                                     ----      -----        ----      -----
2.   INVESTMENT SECURITIES*

A)  SECURITIES AVAILABLE FOR SALE

     U.S. Treasury Securities      $20,309   $20,198      $ 4,220   $ 4,226
     Obligations of other U.S.
      Government agencies and
      corporations                  26,373    25,784       38,386    38,218
     Obligations of states and
      political sub-divisions       10,148    10,613       13,064    13,992
                                    ------    ------       ------    ------
      TOTAL AVAILABLE FOR SALE     $56,830   $56,595      $55,670   $56,436
                                    ======    ======       ======    ======


B)  OTHER EQUITY SECURITIES        $   643   $  643      $ 1,059   $ 1,059
                                    ------      ---       ------    ------

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                     Notes to Consolidated Balance Sheet


                                             (In Thousands)
                                Six  Months Ended      Twelve Months Ended
                                  June 30, 1996         December 31, 1995
                                -----------------       -------------------
3.   LOANS:

     Home Equity                    $ 11,490                $  9,579
     Commercial/Agricultural          21,437                  17,327
     Credit Line                         572                     445
     Consumer Installment                  6                       6
     Simple Interest                  15,267                  14,540
     Mortgage Loans                   81,281                  69,028
     Overdrafts                        1,146                     783
                                     -------                 -------

     TOTAL LOANS (*)                $131,199                $111,708
                                     =======                 =======






(*)  The bank has no foreign loan activity.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY





4.  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
    (In Thousands)



                                                     Six Months Ended
                                                         June 30,
                                                    -----------------
                                                     1996        1995
                                                    ------      ------
BALANCE AT BEGINNING OF PERIOD                       1,258       1,052

CHARGE-OFFS:
   Commercial, Financial and Agricultural                -           -
   Real Estate-Construction                              -           -
   Real Estate-Mortgage                                  -           -
   Consumer                                             29          55
                                                     -----       -----
                                                        29          55

RECOVERIES:
   Commercial, Financial and Agricultural                -           1
   Real Estate-Construction                              -           -
   Real Estate-Mortgage                                  -           -
   Consumer                                             30          36
                                                     -----       -----
                                                        30          37

NET CHARGE-OFFS                                         (1)         18
                                                     -----       -----

Additions Charged to Operations                        202          80
                                                     -----       -----

BALANCE AT END OF PERIOD                             1,461       1,114
                                                     =====       =====


Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                                   .00         .04
                                                     =====       =====

Ratio of allowance for loan losses to
   month end loans                                    1.11        1.18
                                                     =====       =====

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
    (In Thousands)


                                                Six Months Ended
                                                   June 30,
                                          1996                      1995
                                  -------------------        ------------------
                                          Percent of               Percent of
                                          Loans in                 Loans in
                                          Each Category            Each Category
                                    Amt.  to Total Loans     Amt.  to Total Loans
                                    ----  ---------------    ----  --------------
BALANCE AT END OF PERIOD
  APPLICABLE TO:
     Commercial                      616      18%             532       12%
     Real Estate-Construction         10       6%               5        1%
     Real Estate-Mortgage            146      56%             119       62%
     Consumer                        327      20%             364       25%
     Unallocated                     338       0%              80        0%
                                     ---     ----           -----      ----
     TOTAL BALANCE SHEET
       ALLOCATION                  1,437     100%           1,110      100%
     Off balance sheet
       commitments                    24        -              14         -
                                   -----     ----           -----      ----

     TOTAL ALLOCATION              1,461     100%           1,114      100%
                                   =====     ====           =====      ====






6.  NON-PERFORMING ASSETS:
    (In Thousands)

                                      Six Months Ended       Six Months Ended
                                           June 30,             June 30,
                                             1996                   1995
                                      ------------------   -------------------
    Nonaccrual (1)                          $  47               $ 240
    Past due 90 days or more                  -                     3
    Other real estate                          77                 117
    Renegotiated troubled debt                -                   -



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

PART I - ITEM 2



                  Management's Analysis of Financial Condition
                           and Results of Operations



Summary


     Net income for the quarter ended June 30, 1996 was 7.2% more than the same quarter last year, while earnings for the six months to date were 14.3% higher than 1995. The annualized return on average assets was 1.21% in 1996, compared with 1.15% last year. The improved earnings for both the quarter and year to date are principally the result of higher net interest income, fueled by the explosive growth in loans.



Interest Income and Interest Expense

         Total second quarter interest income on a fully tax equivalent basis increased 13.2%, on a 10.7% increase in average earning assets. The second quarter earning asset yield was 8.42%, up from 8.32% in 1995, even as loan yields fell by 29 basis points and bond yields were down 46 basis points. Interest rates were generally lower in the 1996 second quarter, evidenced by a 75 basis point reduction in the prime rate. The higher earning asset yield this year was caused solely by the significant change in the mix of assets. In 1995, loans equaled 53.5% of total earning assets, while in 1996 that ratio jumped to 68.2%. Bonds fell from 45.0% of earning assets last year to 31.3% in 1996. For the full six months this year, tax equivalent interest income was up 12.1%, on a 9.5% increase in average earning assets.

         Total interest expense in the second quarter this year was just 1% more than the comparable quarter in 1995, while average interest bearing liabilities increased 9.8% The average cost of funds decreased 40 basis points, with lower interest rates in effect together with an elevated level of higher cost purchased funds last year, in connection with a capital leveraging plan which was discontinued. For the six month period this year, interest expense increased 1.5%, on a 21.3% increase in average interest bearing liabilities.

         Comparable net interest margins were as follows:

         Second Quarter, 1996      8.42% - 3.80% = 4.62%
         Second Quarter, 1995      8.32% - 4.20% = 4.12%
         Year to Date, 1996        8.45% - 3.84% = 4.61%
         Year to Date, 1995        8.24% - 4.11% = 4.13%


Non Interest Income and Expense

         Non interest income in the second quarter this year was down $111,600 or 26.9% from 1995, with $81,300 less recorded in mortgage banking activity and $43,800 less in securities gains; service charges on deposits were 8.6% higher. For the six months to date, income was down $128,200 or 19.6%, which included $153,900 less in mortgage banking, but $31,600 more in deposit service charges.

         Non interest expenses in the second quarter this year were up $194,900 or 15.3% over 1995. Personnel expense was $170,900 or 24.5% higher, including $149,600 in salaries and wages. Other compensation accounted for $111,200 of the variance because of funding for profit-based short and long term management incentive plans, while regular salaries and wages were up $41,700 (7.5%) principally because of beginning of year salary increases. Employee benefits were $21,300 higher, mainly due to increased funding of the retirement plan and additional payroll taxes. Other line items increasing significantly were occupancy expense, telephone, checkbook expense and amortization of deposit premium on a branch purchase. Expenses declining included FDIC insurance and marketing. Year to date expenses were $337,700 or 13.2% higher including $307,300 more in personnel expense for the reasons stated earlier. Other substantial expense increases were experienced in net cash shortages, directors fees, telephone, conventions and deposit premiums, which FDIC insurance, marketing and miscellaneous were all lower.


         The provision for loan losses was increased by 152% to $201,600, in order to maintain reserve levels on a much greater amount of loans outstanding. Both net charge offs and the percentage of past due loans are at their lowest recorded levels in memory.

                      FNB FINANCIAL SERVICES CORPORATIONS
                                 AND SUBSIDIARY




ITEM 3.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



         EX-27     Financial Data Schedule (for SEC use only)

                           PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

FNB Financial Services Corporation Annual Meeting of Shareholders was held April 9, 1996. The proposals voted upon and the results of the voting were as follows:

   1.   Fix the total number of directors at eleven.

                                                               Broker
        For      Against      Abstentions      Withheld      Non-votes


   2. To approve Articles of Amendment to the Company's Articles of Incorporation to eliminate preemptive rights.

                                                               Broker
        For      Against      Abstentions      Withheld      Non-votes


   3.   Election of Class III Directors for a three-year term.

                                                               Broker
        For      Against      Abstentions      Withheld      Non-votes

        P. J. Lambeth
        J. H. Kinnarney
        E. H. Trent, Jr.
        K. C. Wright



   4. Ratify the selection by the Board of Directors of Cherry, Bekaert & Holland as the Company's independent auditors for the 1996 fiscal year.

                                                               Broker
        For      Against      Abstentions      Withheld      Non-votes

                             SHAREHOLDER VOTE, 1996


To fix the number of directors at eleven:

    FOR  833,417        AGAINST  11,454        ABSTAIN  4,803


Election of Directors:

    WITH  842,970        WITHOUT  6,704        Authority to vote
                                               for the four nominees

    P. J. Lambeth, J. H. Kinnarney, E. H. Trent, Jr., K. C. Wright Class III (three year term)

    E. H. Trent, Jr. had 4,717 shares withholding authority to vote for him.

    K. C. Wright had 1,987 to withhold.

To approve Articles of Amendment to the Company's Article of Incorporation to eliminate preemptive rights.

    FOR  806,083        AGAINST  40,329        ABSTAIN  3,262

To ratify the selection by the Board of Cherry Bekaert & Holland as the Corporation's independent auditor for the year ending December 31, 1996.

    FOR  846,814        AGAINST  1,894        ABSTAIN  966

    TOTAL SHARES VOTED  849,674
    PERCENTAGE  77%






                                      13a

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FNB FINANCIAL SERVICES CORPORATION
                                      -------------------------------------
                                                   (Registrant)


Date August 13, 1996                          /s/ ERNEST J. SEWELL
     -----------------                -------------------------------------
                                                  ERNEST J. SEWELL
                                      (PRESIDENT & CHIEF EXECUTIVE OFFICER)


Date August 13, 1996                         /s/ ROBERT F. ALBRIGHT
     -----------------                -------------------------------------
                                                 ROBERT F. ALBRIGHT
                                              (SENIOR VICE PRESIDENT)