Form 10QSB
period 1996-09-30
FNB FINANCIAL SERVICES CORP
filed 1996-11-14
CIK 742679

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended:   September 30, 1996
Commission File Number:  0-13086


                           FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-1382275
 ------------------------------                           ----------------------
(State or other jurisdiction                                (I.R.S. Employer
 incorporation of organization)                           Identification Number)


                202 South Main Street,  Reidsville, N.C.   27320
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  910-342-3346
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    ------------     ------------

1,381,576 common shares were outstanding as of September 30, 1996, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                      INDEX



PART  I           FINANCIAL INFORMATION                                                     PAGE NUMBER

Item  1           Financial Statements

                  Consolidated Balance Sheet
                  September 30, 1996 and December 31, 1995                                       1

                  Consolidated Statement of Income
                  Nine months ended September 30, 1996 and 1995                                  2

                  Consolidated Statement of Changes in Shareholders Equity
                  September 30, 1996 and December 31, 1995                                       3

                  Regulatory Capital Ratio Requirements                                          4
                  Consolidated Statement of Cash Flows

                  Nine months ended September 30, 1996 and 1995                                5 - 6
                  Notes to Consolidated Financial Statements                                   7 - 12


Item  2           Management's Discussion and Analysis of Financial Condition                 13 - 14
                  and Results of Operations

PART  II          OTHER INFORMATION

Item  3           Exhibits and Reports on Form 8-K                                               15

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY
                          Consolidated Balance Sheet
                                (In thousands)

                                                              September 30,         December 31,
                                                                   1996                 1995
                                                             ----------------     ----------------
ASSETS
Cash and due from banks                                                 6,061                4,647
Federal funds sold                                                      1,260                    0
                                                             ----------------     ----------------
     Total cash and cash equivalents                                    7,321                4,647
Securities available for sale                                          47,730               56,436
Other equity securities                                                   647                1,059
Loans                                                                 134,272              111,708
   Less: Unearned income                                                    0                    0
   Less: Allowance for loan losses                                     (1,543)              (1,258)
                                                             ----------------     ----------------
     Net Loans                                                        132,729              110,450

Property and equipment, net                                             4,364                3,434
Intangible assets                                                         789                    0
Accrued income and other assets                                         2,669                1,871
                                                             ----------------     ----------------
     Total Assets                                                     196,249              177,897
                                                             =================    ================


Liabilities and Shareholders Equity
Deposits
   Noninterest bearing                                                 23,722               19,329
   Interest bearing:
   Savings accounts                                                    18,114               15,413
   NOW accounts                                                        18,083               16,634
   MMI accounts                                                        14,558               12,355
   Other time accounts                                                100,256               90,669
                                                             ----------------     ----------------
     Total deposits                                                   174,733              154,400

Federal funds purchased and securities
   sold under repurchase agreements                                       386                3,152
Accrued expenses and other liabilities                                  1,299                1,363
                                                             ----------------     ----------------
     Total Liabilities                                                176,418              158,915

Shareholders Equity
Common stock, $1.00 par; authorized
   3,000,000 shares; 1,381,576 shares
   issued in 1996; 1,372,900 shares
   issued in 1995                                                       1,380                1,098
Paid in Capital                                                         2,666                2,580
Net unrealized gain/(loss) on securities
    available for sale                                                     51                  467
Retained earnings                                                      15,734               14,837
                                                             ----------------     ----------------
     Total Shareholders Equity                                         19,831               18,982

     Total liabilities and
      shareholders equity                                             196,249              177,897
                                                             ================     ================

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY
                        Consolidated Income Statement
                                (In thousands)

                                                      Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
INTEREST INCOME                                       1996             1995               1996             1995
                                             -------------------------------     -------------------------------
Interest and fees on loans                           3,112            2,379              8,854            6,499
Interest on federal funds sold                          34               85                 51              152
Interest and dividends on investments:
   U.S. Treasury securities                            243               12                602               49
   Federal Agency securities                           354              616              1,289            2,487
   State, County and Municipal securities              161              205                524              648
   Other securities                                     11               13                 41               53
                                             --------------    -------------     --------------   --------------
      Total Interest Income                          3,915            3,310             11,361            9,888

INTEREST EXPENSE
Interest on savings deposits                           100               89                288              268
Interest on other time deposits                      1,524            1,320              4,449            3,745
Interest on federal funds purchased,
borrowed funds, and securities sold
under agreement to repurchase                          116                4                251              598
                                             --------------    -------------     --------------   --------------
      Total Interest Expense                         1,740            1,413              4,988            4,611

Net Interest Income                                  2,175            1,897              6,373            5,277
   Provision for loan losses                           101               48                302              128
                                             --------------    -------------     --------------   --------------
Net interest income after loan
   loss provision                                    2,074            1,849              6,071            5,149

NONINTEREST INCOME
Deposit service charge                                 187              173                555              510
Insurance commissions                                   18               17                 54               50
Net securities gains/(losses)                           54               13                112               74
Net gain/(loss) on sale of assets                        0               (2)               (38)             (24)
Unrealized gain/(loss) on mortgages                     (1)              20                 14              189
Other operating income                                  22               23                 71               77
                                             --------------    -------------     --------------   --------------
      Total operating income                           280              244                768              876

NONINTEREST EXPENSE
Salaries and employee benefits                         872              786              2,570            2,177
Net occupancy expense                                   84               75                244              222
Furniture and equipment expense                        117              100                343              322
Insurance, including FDIC assessment                     9                0                 26              167
Marketing                                               19               12                 68               84
Printing and supplies                                   47               40                138              125
Other operating expense                                239              184                848              629
                                             --------------    -------------     --------------   --------------
      Total noninterest expense                      1,387            1,197              4,237            3,726

Income Before Income Taxes                             967              896              2,602            2,299
   Applicable income taxes                             310              280                798              680
                                             --------------    -------------     --------------   --------------

      NET INCOME                                       657              616              1,804            1,619
                                             ==============    =============     ==============   ==============

PER SHARE DATA
   Net income                                $         0.48    $        0.45     $        1.31    $         1.18
   Cash dividends                            $         0.16    $        0.14     $        0.45    $         0.39
   Weighted average shares outstanding            1,381,576        1,372,900         1,379,131         1,372,761

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY
                      Consolidated Statement of Changes
                            in Shareholders Equity
                                (In thousands)

                                                                     September 30,         December 31,
                                                                          1996                 1995
                                                                     -------------         ------------
Common Stock
   Balance at beginning of year                                          1,098                 1,097
   Stock dividend                                                          275                     0
   Exercise of stock options                                                 7                     0
   Employee stock awards                                                     0                     1
                                                                        ------                ------
      Balance at end of year                                             1,380                 1,098

Paid in Capital
   Balance at beginning of year                                          2,580                 2,562
   Exercise of stock options                                                83                     0
   Employee stock awards                                                     3                    18
                                                                        ------                ------
      Balance at end of year                                             2,666                 2,580

Retained Earnings
   Balance at beginning of year                                         14,837                13,403
   Net income for years                                                  1,804                 2,170
   Cash dividends                                                         (626)                 (736)
   Stock dividend                                                         (275)                    0
   Cash paid for fractional shares                                          (6)                    0
                                                                        ------                ------
      Balance at end of year                                            15,734                14,837

Net unrealized gains/(loss) on
   securities held for sale                                                 51                   467

Total Shareholders Equity                                               19,831                18,982
                                                                        ======                ======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Regulatory Capital Ratio Requirements



                                           Minimum        Nine Months Ended
                                           Standard       September 30, 1996
                                           --------       ------------------
Capital Adequacy -  Risk Based
Tier 1                                       4.0 %             14.01 %
Total Capital                                8.0 %             15.16 %

Leverage Ratio
Tier 1                                       3.0 %              9.26 %

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In Thousands)


Increase/(Decrease) in Cash and Cash Equivalents:


                                                                       Nine Months Ended
                                                             September 30,           September 30,
                                                                   1996                   1995
                                                             -------------           -------------
Cash flows from operating activities:
   Interest received                                                 10,921               9,960
   Fees and commissions                                               1,022                 799
   Interest paid                                                     (5,008)             (4,696)
   Noninterest expense paid                                          (3,772)             (3,314)
   Income taxes paid                                                 (1,117)               (753)
                                                                    -------             -------
      Net cash provided/(used) by operating activities:               2,046               1,996

Cash flows from investing activities:
   Acquisition, net of cash used                                        537                   0
   Proceeds from sale of securities                                  30,972              37,731
   Proceeds from maturity of securities                               7,130               5,913
   Purchase of securities                                           (30,616)            (17,714)
   Purchase of asset                                                   (342)                  0
   Capital expenditure                                               (1,234)               (244)
   (Increase)/Decrease in other real estate                             159                  74
   (Increase)/Decrease in net loans                                 (24,057)            (23,125)
                                                                    -------             -------
      Net cash provided/(used) by investing activities:             (17,451)              2,635

Cash flows from financing activities:
   Increase/(Decrease) in DDA, NOW, Savings                          10,578               2,987
   Increase/(Decrease) in time deposits                               9,546              12,347
   Increase/(Decrease) in repurchase agreements                      (2,766)               (948)
   Increase/(Decrease) in long term debt                                  0             (20,000)
   Proceeds from stock issuance                                          93                  17
   Dividends paid                                                      (626)               (538)
   Purchase of fractional shares                                         (6)                  0
                                                                    -------             -------
      Net cash provided/(used) by investing activities:              16,819              (6,135)


Net Increase/(Decrease) in cash equivalents                           1,414              (1,504)
Cash and cash equivalents as of January 1                             4,647               6,352
                                                                    -------             -------


Cash and cash equivalents as of September 30                          6,061               4,848
                                                                    =======             =======

Noncash investing and financing activities                             none                none

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In Thousands)


Reconciliation of net income to net
   cash provided by operating activities:

                                                                   Nine Months Ended
                                                            September 30,        September 30,
                                                                 1996                1995
                                                            -------------        -------------
Net Income                                                       1,804               1,619

Adjustments to reconcile net
income to cash:
   Provision for loan loss                                         302                 128
   Depreciation                                                    282                 263
   Accretion and amortization                                      189                 284
   (Gain)/Loss on sale of securities                              (112)                (74)
   (Gain)/Loss on sale of assets                                    38                  24
   (Gain)/Loss on sale mortgages                                     8                (189)
   (Increase)/Decrease in interest receivable                     (187)               (268)
   (Increase)/Decrease in prepaid expense                           (9)                (70)
   (Increase)/Decrease in accrued income                           (10)                (19)
   (Increase)/Decrease in miscellaneous
               assets                                             (394)                129
   Increase/(Decrease) in taxes payable                            (64)                (72)
   Increase/(Decrease) in interest payable                         (21)                (85)
   Increase/(Decrease) in accrued expenses                         146                 219
   Increase/(Decrease) in prepaid income                             6                   7
   Increase/(Decrease) in miscellaneous
               liabilities                                          68                 100
                                                                 -----               -----
      Net cash provided by operations                            2,046               1,996

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


 1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


 2.  Stock Split

    On February 8, 1996, the Board of Directors declared a one-for-four split of the common stock in the form of a 25% stock dividend to shareholders of record on March 8, 1996 to be issued on March 29, 1996. As a result, $275,194 ($1.00 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $5,344.98. All per share data in the financial statements have been adjusted to reflect the split.

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

3. Investment Securities

                                               September 30, 1996              December 31, 1995
                                            Amortized        Fair           Amortized        Fair
                                              Cost           Value            Cost           Value
                                           ---------------------------     ---------------------------
Securities available for sale
   U.S. Treasury Securities                     17,602         17,571            4,220          4,226
   U.S. Agency Securities                       20,262         19,838           38,386         38,218
   State and Political sub-divisions             9,782         10,321           13,064         13,992
                                           -----------    -----------      -----------    -----------
      Total Available for Sale                  47,646         47,730           55,670         56,436
                                           ===========    ===========      ===========    ===========



Other equity securities                            647            647            1,059          1,059
                                           ===========    ===========      ===========    ===========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

4.  Loans

                                                        September 30,        December 31,
                                                            1996                 1995
                                                       ----------------     ----------------
Loan category
   Home equity                                                  12,478                9,579
   Commercial / agricultural                                    20,515               17,327
   Credit line / other                                             637                1,234
   Simple interest                                              15,109               14,540
   Mortgage loans                                               85,533               69,028
                                                       ===============      ===============
      Total Loans *                                            134,272              111,708
                                                       ===============      ===============

      * The Bank has no foreign loan activity.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



5.  Analysis of Allowance for Loan Loss

                                                                   Nine Months Ended
                                                         September 30,            December 31,
                                                              1996                    1995
                                                       -------------------     -------------------
Balance at beginning of period                                      1,258                   1,052

Charge-offs:
   Commercial, financial, agricultural                                  0                       0
   Real estate - construction                                           0                       0
   Real estate - mortgage                                               0                       0
   Consumer                                                            55                     111
                                                       ------------------      ------------------
                                                                       55                     111
Recoveries:
   Commercial, financial, agricultural                                  0                       2
   Real estate - construction                                           0                       0
   Real estate - mortgage                                               0                       0
   Consumer                                                            38                      50
                                                       ------------------      ------------------
                                                                       38                      52

                                                       ------------------      ------------------
Net Charge-Offs                                                        17                      59
                                                       ------------------      ------------------

Allowance charged to operations                                       302                     128
                                                       ------------------      ------------------

Balance at end of period                                            1,543                   1,121
                                                       ==================      ==================

Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                                                 0.01                    0.09
                                                       ==================      ==================

Ratio of allowance for loan loss to
   month end loans                                                   1.15                    1.09
                                                       ==================      ==================

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


6.  Allocation of Allowance for Loan Loss

                                                 Nine Months Ended                     Nine Months Ended
                                                 September 30, 1996                    September 30, 1995
                                           -------------------------------       -------------------------------
                                                        % of Loans in                         % of Loans in
Balance at end of period                                  Each Category                         Each Category
applicable to:                              Allowance    to Total Loans           Allowance    to Total Loans
                                           -------------------------------       -------------------------------
   Commercial                                       791                15%                502                15%
   Real estate - construction                         7                 2%                  7                 2%
   Real estate- mortgage                            156                62%                123                59%
   Consumer                                         378                21%                325                24%
   Unallocated                                      187                 0%                142                 0%
                                           -------------------------------       -------------------------------
      Total balance sheet allocation              1,519                 0%              1,099               100%
                                                        ==================                    ==================

Off balance sheet commitments                        24                                    22
                                           -------------                         -------------

      Total allocation                            1,543                                 1,121
                                           =============                         =============

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


7.  Nonperforming Assets



                                                                       September 30, 1996          September 30, 1995
                                                                        ----------------            ----------------
           Nonaccrual (1)                                                     405                         154
           Past due 90 days or more                                             0                           3
           Other real estate                                                   47                         191
           Renogotiated trouble debt                                            0                           0

     (1) Other than amounts listed above, there are no loans which: (a) represent or result from trends or uncertainties which management reasonably expect will materially impact future operating results, liquidity, or capital resources, or (b) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



PART 1  - ITEM  2

Management's Analysis of Financial Condition and Results of Operation

Summary

Net interest income for the quarter ended September 30, 1996 was 6.7% more than the same quarter last year, while earnings for the full nine month period had increased 11.4% over 1995. The annualized return on assets for the year to date was 1.25%, compared with 1.27% last year. The earnings increase is primarily a result of higher net interest income, attributed to excellent loan growth.


Interest Income and Interest Expense

Total third quarter interest income on a fully tax equivalent basis increased 16.9% over the same quarter last year, on a 19.4% increase in average earning assets. Excluding any tax considerations, interest income was 18.3% higher. The third quarter earning asset yield was 8.47%, down from 8.65% in 1995, as loan yields declined 28 basis points and investment yields declined 66 basis points. Interest rates were generally lower in the 1996 quarter, with the prime rate on loans averaging about 1/2 % less than 1995. Investment yields fell as the portfolio structure changed dramatically to add liquidity in support of excellent and continuing loan growth (short term Treasury's were added, while mortgage-backed Agencies and municipal securities both declined substantially). In the 1995 third quarter, average loans represented just 63% of average earning assets, while in the 1996 quarter, that percentage had jumped to 71%. At the same time, average investments fell from 33.4% of earning assets in 1995 to 27.5% this year. For the full nine months this year, tax equivalent interest income was up 13.8%, on a 12.4% increase in average earning assets.

Total interest expense in the third quarter this year was 23.1% more than the comparable quarter in 1995, while average interest bearing liabilities increased an identical 23.1%. The average cost of funds was up 5 basis points to 3.87%, as the bulk of our deposit growth occurred in relatively higher cost certificates of deposit and individual retirement accounts. For the nine month period this year, interest expense increased 8.2% on a 10.7% increase in average interest bearing liabilities.

Comparable net interest margins were as follows:

Third Quarter, 1996                        8.47%     -   3.87%     =  4.60%
Third Quarter, 1995                        8.65%     -   3.82%     =  4.83%
Year to Date, 1996                         8.52%     -   3.85%     =  4.67%
Year to Date, 1995                         8.35%     -   4.00%     =  4.35%

Noninterest Income and Expense

Noninterest income in the third quarter this year was up $36,000 or 14.8%, which included $41,000 more in net securities gains and $14,000 in deposit service charges; net unrealized gains on mortgages fell $21,000. For the nine month period, income was down $108,000 or 12.3%, which included $175,000 less in gains on mortgages. Deposit service charges were $45,000 more and net securities gains finished $38,000 higher.

Noninterest expense in the third quarter this year was up $190,000 or 15.9% over 1995. Personnel expense was $86,000 higher (10.9%), which included $53,000 more in full time salaries and wages (salary increases and larger staff) and $24,000 more in other compensation for funding of profit-based incentive plans. Occupancy and equipment expense was up $26,000 (14.9%), while all other expenses were up $78,000 (33.1%), with the largest single increase of $23,000 for amortization of deposit premium paid on a branch purchase. Year to date expenses thru nine months were up $511,000, or 13.7% more, including $393,000 in personnel expense for reasons stated earlier. Other increases of $10,000 or more, or 10% or greater, were incurred for occupancy, furniture/equipment, cash differences, directors fees, legal, printing/supplies, telephone, dues/subscriptions, travel and entertainment, postage, contribution, FRB service provided, checkbook expense, conventions, professional and miscellaneous. Because of reduction in FDIC premiums, insurance expense was down $140,000.

The provision for loan losses was increased by 136% to $302,000 in order to maintain an appropriate level of reserves on a much higher level of loans outstanding. Net charge-offs and past due loans are still at very minimal levels, in comparison with our national peer group of banks.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


PART 2  - ITEM  3


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         NONE.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FNB FINANCIAL SERVICES CORPORATION
                                -----------------------------------------------
                                                 (Registrant)




Date     11/13/96                          /s/ Ernest J. Sewell
    ---------------------       -----------------------------------------------
                                               Ernest J. Sewell
                                      (President & Chief Executive Officer)


Date     11/13/96                          /s/ Robert F. Albright
    ---------------------       -----------------------------------------------
                                               Robert F. Albright
                               (Senior Vice President & Chief Financial Officer)