Form 10KSB40
period 1996-12-31
FNB FINANCIAL SERVICES CORP
filed 1997-03-31
CIK 742679

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required, Effective October 7, 1996]

         For the fiscal year ended      December 31, 1996
                                   --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the transition period from                    to
                                        ------------------    ----------------

         Commission file number       0-13086
                                -------------------

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

         The Registrant's revenues for the year ended December 31, 1996 were $16,612,000.


                                     1 OF 15

         The aggregate market value of the Registrant's Common Stock held by those other than executive officers and directors at March 7, 1997, based on the closing sales price for the Common Stock on that day, was approximately $28,563,000.

         As of December 31, 1996, the Registrant had outstanding 1,383,105 shares of Common Stock, $1.00 par value.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into parts I and II of this report.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997, filed with the Securities and Exchange Commission via EDGAR on March 7, 1997, are incorporated by reference into Part III of this report.



                                     2 OF 15

                        FORM 10-KSB CROSS REFERENCE INDEX

As indicated below, portions of (i) the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, and (ii) the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997, filed with the Securities and Exchange Commission via EDGAR on March 7, 1997, are incorporated by reference into Parts I, II and III of this report.

Key
---

         A.R. Annual Report to Shareholders for the fiscal year ended December 31, 1996

         Proxy Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997

         10-KSB   This Form 10-KSB

Index                                                                                  Document
-----                                                                                  --------

PART I       Item 1.  Business.....................................................10-KSB, p. 4
             Item 2.  Properties...................................................10-KSB, p. 5
             Item 3.  Legal Proceedings............................................10-KSB, p. 5
             Item 4.  Submission of Matters to a Vote of Security Holders...................N/A

PART II      Item 5.  Market for Registrant's Common Equity and Related
                      Stockholder Matters..................................................A.R.
             Item 6.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................................A.R.
             Item 7.  Financial Statements and Supplementary Data..........................A.R.
             Item 8.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure...................................N/A

PART III     Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...................Proxy
             Item 10. Executive Compensation..............................................Proxy
             Item 11. Security Ownership of Certain
                      Beneficial Owners and Management....................................Proxy
             Item 12. Certain Relationships and Related Transactions......................Proxy
             Item 13. Exhibits and Reports on Form 8-K
                      (a)     Index to Exhibits.....................................10-KSB, p.6
                      (b)     No Reports on Form 8-K were filed for
                              the three months ended December 31, 1996


                                     3 OF 15

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

         At December 31, 1996, the Bank had approximately 100 employees. The Company has no employees who are not also employed by the Bank. The Bank considers its relationship with employees to be good and provides for them several employee benefit programs, including an employee retirement plan, a stock compensation plan for eligible officers, group life and health insurance, a 401(k) plan, a section 125 flexible spending plan, paid vacations and sick leave.

         Under the Federal Deposit Insurance Corporation Improvement Act, banks are placed into categories depending upon how well capitalized they are. If a bank's capital ratios should fall to an undercapitalized status, it becomes subject to a series of increasingly restrictive actions, such as increased monitoring, submission and approval of a capital restoration plan, restrictions

                                     4 OF 15
on growth and certain expansion limitations requiring appropriate banking agency prior approval. Even more serious restrictions may be imposed if capital ratios should fall to a significantly undercapitalized status.

ITEM 2.  DESCRIPTION OF PROPERTY

         The corporate offices of the Company and the Bank are located in a two story building at 202 South Main Street, Reidsville, North Carolina. The premises consist of approximately 27,000 square feet of office space, adequate parking and a three lane drive-in teller facility. The Bank also maintains full service branches on Freeway Drive and adjacent to Pennrose Mall (Turner Drive) in Reidsville. In Eden the Bank has branches at Highway 14 (Van Buren Road), the Eden Mall, and on N. Fieldcrest Road in the Draper community. All branch locations except Draper in Eden and the corporate office in Reidsville include automated teller machines. The properties are owned free and clear of encumbrances, except the Draper and Eden Mall locations, which are occupied under leases expiring in 2008 and 2001 respectively. Additional remote automated teller machines are maintained in Reidsville on Freeway Drive near Belmont Square and at Freeway Crossing Shopping Center, under leases expiring in 1998 and 2001. Additional land has been purchased at 605 N. Highway Street in Madison, North Carolina, for the purpose of building a new office location scheduled for completion in 1997.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any pending legal proceeding, nor is its property the subject of any pending legal proceeding, other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders of the Registrant during the fourth quarter of the Registrant's fiscal year ending December 31, 1996.

PART II

ITEMS 5 THROUGH 7.

         Incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS; ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                     5 OF 15

PART III

ITEM 9 THROUGH 12.

         Incorporated by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 8, 1997, filed with the Securities and Exchange Commission via EDGAR on March 7, 1997.

ITEM 13.  INDEX TO EXHIBITS.

                                Index to Exhibits
                                -----------------

    Exhibit                                                                  Sequential
      No.                             Description                             Page No.
      ---                             -----------                             --------
    3(a)(1)                 Articles of Incorporation and Amendments
                            thereto.


                                     6 OF 15

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


                                     7 OF 15

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

     10(b)                  Omnibus Equity Compensation Plan of
                            the Registrant submitted to the
                            Shareholders of the Registrant at the
                            Registrant's Annual Meeting of
                            Shareholders, scheduled for April 8,
                            1997.

     10(c)                  Severance Policy for Senior Officers of
                            the Registrant (employed for five years
                            or more), filed as Exhibit 10(b) to the
                            Registrant's Form 10-K for the fiscal
                            year ended December 31, 1989, filed
                            with the Securities and Exchange
                            Commission, which is incorporated
                            herein by reference to such Form 10-K.

     10(d)                  Revised Severance Policy for Senior
                            Officers of the Registrant (employed for five years or more), filed as Exhibit
                            10(c) to the Registrant's Form 10-KSB
                            for the fiscal year ended December 31,
                            1994, filed with the Securities and
                            Exchange Commission, which is
                            incorporated herein by reference to such 10-KSB.

     10(e)                  Severance Policy for Senior Officers of
                            the Registrant (employed for less than
                            five years).


                                     8 OF 15

     10(f)                  Severance Compensation Agreement
                            dated December 11, 1986 by and among
                            FNB Financial Services Corporation,
                            First National Bank of Reidsville and
                            Willis Wade Apple, filed as Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange
                            Commission, which is incorporated
                            herein by reference to such Form 10-K.

     10(g)                  Equipment Sale Agreement and related
                            agreements dated September 24, 1992 by
                            and among the Registrant and
                            Information Technology, Inc. filed as
                            Exhibit 10(d) to the Registrant's Form
                            10-KSB for the fiscal year ended
                            December 31, 1992, filed with the
                            Securities and Exchange Commission,
                            which is incorporated herein by reference to such Form 10-KSB.

     10(h)                  Benefit Equivalency Plan effective
                            January 1, 1994, filed as Exhibit 10 to
                            the Registrant's Form 10-QSB for the
                            fiscal quarter ended June 30, 1995, filed with the Securities and Exchange
                            Commission, which is incorporated by
                            reference to such Form 10-QSB.

     10(i)                  Annual Management Incentive Plan filed
                            as Exhibit 10C to the Registrant's Form
                            10-QSB for the fiscal quarter ended June
                            30, 1995, filed with the Securities and
                            Exchange Commission, which is
                            incorporated by reference to such Form
                            10-QSB.

     10(j)                  Long Term Incentive Plan filed as
                            Exhibit F to the Registrant's Form 10-
                            QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission, which is incorporated by reference to such Form
                            10-QSB.


                                     9 OF 15

     10(k)                  Employment Agreement dated May 18,
                            1995 between the Registrant and First
                            National Bank of Reidsville, jointly, as employer, and Ernest J. Sewell,
                            President and Chief Executive Officer of the Registrant and the Bank, filed as
                            Exhibit 10E to the Registrant's Form 10-
                            QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission, which is incorporated herein by reference to such Form 10-QSB.

      13                    Those portions of the Registrant's 1996             *
                            Annual Report to Shareholders which
                            have been incorporated by reference into
                            this Form 10-KSB.  (Except for those
                            portions thereof which are incorporated
                            herein by reference, such Annual Report
                            is furnished for the information of the
                            Commission and is not deemed "filed" as
                            a part of this Form 10-KSB Annual
                            Report for the fiscal year ended
                            December 31, 1996).

      21                    Subsidiaries of the Registrant.                     12

      23                    Consent of Cherry, Bekaert & Holland,               13
                            L.L.P.

      27                    Financial Data Schedule                             14






* Those pages of the Registrant's 1996 Annual Report to Shareholders which are incorporated by reference into this Form 10-KSB have been filed with the Securities and Exchange Commission, but are not included in this printed copy of the Form 10-KSB. Copies of the Annual Report are available by written request to Robert F. Albright, Senior Vice President, FNB Financial Services Corporation, P.O. Box 2037, Reidsville, NC 27323-2037.


                                    10 OF 15

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FNB FINANCIAL SERVICES CORPORATION

                                         BY   /s/ Ernest J. Sewell
DATE: March 13, 1997                          -----------------------------
                                              Ernest J. Sewell, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                          CAPACITY                          DATE

/s/ (Ernest J. Sewell)                  President and Director              March 13, 1997
-------------------------------     (Principal Executive Officer)
Ernest J. Sewell

/s/ (Robert F. Albright)           Senior Vice President (Principal         March 13, 1997
-------------------------------    Financial & Accounting Officer)
Robert F. Albright

/s/ (W. B. Apple, Jr.)                         Director                     March 13, 1997
-------------------------------
W. B. Apple, Jr.

/s/ (Charles A. Britt)                         Director                     March 13, 1997
-------------------------------
Charles A. Britt

/s/ (O. E. Green)                              Director                     March 13, 1997
-------------------------------
O. E. Green

/s/ (Joseph H. Kinnarney)                      Director                     March 13, 1997
-------------------------------
Joseph H. Kinnarney

/s/ (Phillip J. Lambeth)                       Director                     March 13, 1997
-------------------------------
Phillip J. Lambeth

/s/ (Clifton G. Payne)                         Director                     March 13, 1997
-------------------------------
Clifton G. Payne

/s/ (Elton H. Trent, Jr.)                      Director                     March 13, 1997
-------------------------------
Elton H. Trent, Jr.

/s/ (Kenan C. Wright)                          Director                     March 13, 1997
-------------------------------
Kenan C. Wright

/s/ (B. Z. Dodson)                             Director                     March 13, 1997
-------------------------------
B. Z. Dodson



                                    11 OF 15