Form 10QSB
period 1997-03-31
FNB FINANCIAL SERVICES CORP
filed 1997-05-14
CIK 742679

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended:   March 31, 1997
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

                          Yes       X        No
                               -----------      -----------

1,384,451 common shares were outstanding as of March 31, 1997, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                      INDEX



PART  I   FINANCIAL INFORMATION                                      PAGE NUMBER

Item  1   Financial Statements

          Consolidated Balance Sheet
          March 30, 1997 and December 31, 1996                            1

          Consolidated Statement of Income
          Three months ended March 31, 1997 and 1996                      2

          Consolidated Statement of Changes in Shareholders Equity
          March 31, 1997 and December 31, 1996                            3

          Regulatory Capital Ratio Requirements                           4

          Consolidated Statement of Cash Flows
          Three months ended March 31, 1997 and 1996                    5 - 6

          Notes to Consolidated Financial Statements                    7 - 12

Item 2 Management's Discussion and Analysis of Financial Condition 13 - 14 and Results of Operations

PART  II  OTHER INFORMATION

Item  3   Exhibits and Reports on Form 8-K                                15

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY
                          Consolidated Balance Sheet
                                (In thousands)


                                              March 31,    December 31,
                                                1997           1996
                                              --------       --------
ASSETS
Cash and due from banks                         10,151          6,467
Federal funds sold                               3,350              0
                                              --------       --------
     Total cash and cash equivalents            13,501          6,467

Securities available for sale                   56,405         51,929
Other equity securities                            740            643
Loans                                          157,992        144,585
   Less: Allowance for loan losses              (1,713)        (1,638)
                                              --------       --------
     Net Loans                                 156,279        142,947

Property and equipment, net                      5,826          4,686
Intangible assets                                  742            766
Accrued income and other assets                  2,476          2,358
                                              --------       --------
     Total Assets                              235,969        209,796
                                              ========       ========


Liabilities and Shareholders Equity
Deposits
   Noninterest bearing                          23,285         21,914
   Interest bearing:
   Savings accounts                             17,404         17,945
   NOW accounts                                 16,716         18,352
   MMI accounts                                 14,571         13,646
   Other time accounts                         134,410        107,523
                                              --------       --------
     Total deposits                            206,386        179,380

Federal funds purchased and securities
   sold under repurchase agreements              7,087          8,650
Accrued expenses and other liabilities           1,894          1,380
                                              --------       --------
     Total Liabilities                         215,367        189,410

Shareholders Equity
Common stock, $1.00 par; authorized
   3,000,000 shares; 1,384,451 shares
   issued in 1997; 1,101,686 shares
   issued in 1996                                1,384          1,383
Paid in Capital                                  2,759          2,728
Net unrealized gain/(loss) on securities
    available for sale                              60            156
Retained earnings                               16,399         16,119
                                              --------       --------
     Total Shareholders Equity                  20,602         20,386

     Total liabilities and
      shareholders equity                      235,969        209,796
                                              ========       ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                          Consolidated Income Statement
                      (In thousands, except per share data)

                                                        Three Months Ended
                                                             March 31,
INTEREST INCOME                                      1997                1996
                                                  ----------          ----------
Interest and fees on loans                             3,394               2,763
Interest on federal funds sold                            47                   6
Interest and dividends on investments:
   U.S. Treasury securities                              172                 114
   Federal Agency securities                             472                 516
   State, County and Municipal securities                103                 199
   Other securities                                       11                  23
                                                  ----------          ----------
     Total Interest Income                             4,199               3,621

INTEREST EXPENSE
Interest on savings deposits                              88                  88
Interest on other time deposits                        1,778               1,414
Interest on federal funds purchased,
borrowed funds, and securities sold
under agreement to repurchase                            100                  64
                                                  ----------          ----------
     Total Interest Expense                            1,966               1,566

Net Interest Income                                    2,233               2,055
   Provision for loan losses                              80                 101
                                                  ----------          ----------
Net interest income after loan
   loss provision                                      2,153               1,954

NONINTEREST INCOME
Deposit service charge                                   195                 181
Insurance commissions                                     16                  18
Net securities gains/(losses)                              0                   4
Net gain/(loss) on sale of assets                          0                   0
Unrealized gain/(loss) on mortgages                       (2)                 (5)
Other operating income                                    45                  25
                                                  ----------          ----------
     Total noninterest income                            254                 223

NONINTEREST EXPENSE
Salaries and employee benefits                           994                 830
Net occupancy expense                                    118                  76
Furniture and equipment expense                          125                 110
Insurance                                                  9                   9
Printing and supplies                                     54                  46
Net loss on disposition of asset                          33                  36
Other operating expense                                  342                 308
                                                  ----------          ----------
     Total noninterest expense                         1,675               1,415

Income Before Income Taxes                               732                 762
   Applicable income taxes                               226                 219
                                                  ----------          ----------

     NET INCOME                                          506                 543
                                                  ==========          ==========


PER SHARE DATA
   Net income                                     $     0.37          $     0.39
   Cash dividends                                 $     0.16          $     0.14
   Weighted average shares outstanding             1,384,002           1,376,125

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                        Consolidated Statement of Changes
                             in Shareholders Equity
                                 (In thousands)




                                           March 31,      December 31,
                                            1997             1996
                                           -------          -------
Common Stock
   Balance at beginning of year              1,383            1,098
   Stock dividend                                0              275
   Dividend reinvestment plan                    1               60
   Exercise of stock options                     0                7
   Employee stock awards                         0                3
                                           -------          -------
     Balance at end of year                  1,384            1,443

Paid in Capital
   Balance at beginning of year              2,728            2,580
   Dividend reinvestment plan                   30               60
   Exercise of stock options                     0               84
   Employee stock awards                         0                4
                                           -------          -------
     Balance at end of year                  2,758            2,728

Retained Earnings
   Balance at beginning of year             16,119           14,837
   Net income for years                        506            2,410
   Cash dividends                             (225)            (848)
   Stock dividend                                0             (275)
   Cash paid for fractional shares               0               (5)
                                           -------          -------
     Balance at end of year                 16,400           16,119

Net unrealized gains/(loss) on
   securities held for sale                     60              156

Total Shareholders Equity                   20,602           20,446
                                           =======          =======

                      FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARY
                    Regulatory Capital Ratio Requirements


                                               Minimum      Three Months Ended
                                               Standard       March 31, 1997
                                               --------     ------------------
Capital Adequacy -  Risk Based
------------------------------
Tier 1                                          4.0 %             11.92 %
Total Capital                                   8.0 %             12.97 %

Leverage Ratio
--------------
Tier 1                                          3.0 %              8.93 %

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)



Increase/(Decrease) in Cash and Cash Equivalents:


                                                                   Three Months Ended
                                                            March 31, 1997   March 31, 1996
                                                            --------------   --------------
Cash flows from operating activities:
   Interest received                                             3,487            3,212
   Fees and commissions                                            397              345
   Interest paid                                                (1,775)          (1,595)
   Noninterest expense paid                                     (1,717)          (1,485)
   Income taxes paid                                               (70)             (77)
                                                               -------          -------
     Net cash provided/(used) by operating activities:             322              400

Cash flows from investing activities:
   Acquisition, net of cash used                                     0              537
   Proceeds from sale of securities                              5,215           10,009
   Proceeds from maturity of securities                          6,107            3,379
   Purchase of securities                                      (15,997)         (16,105)
   Purchase of asset                                                 0             (342)
   Capital expenditure                                          (1,213)            (331)
   (Increase)/Decrease in other real estate                        (27)             115
   (Increase)/Decrease in net loans                            (13,408)         (10,285)
                                                               -------          -------
     Net cash provided/(used) by investing activities:         (19,323)         (13,023)

Cash flows from financing activities:
   Increase/(Decrease) in DDA, NOW, Savings                      1,021            5,115
   Increase/(Decrease) in time deposits                         26,886           10,790
   Increase/(Decrease) in repurchase agreements                 (1,563)          (2,926)
   Increase/(Decrease) in long term debt                             0                0
   Proceeds from stock issuance                                     31               72
   Dividends paid                                                 (225)            (198)
   Purchase of fractional shares                                     0               (5)
                                                               -------          -------
     Net cash provided/(used) by investing activities:          26,150           12,848


Net Increase/(Decrease) in cash equivalents                      7,149              225
Cash and cash equivalents as of January 1                        6,467            4,647
                                                               -------          -------

Cash and cash equivalents as of March 31                        13,616            4,872
                                                               =======          =======

Noncash investing and financing activities                        none             none

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)


Reconciliation of net income to net
  cash provided by operating activities:

                                                            Three Months Ended
                                                      March 31, 1997  March 31, 1996
                                                      --------------  --------------

Net Income                                                   506           543

Adjustments to reconcile net income to cash:
   Provision for loan loss                                    80           101
   Depreciation                                               94            93
   Accretion and amortization                                 51            40
   (Gain)/Loss on sale of securities                           0            (4)
   (Gain)/Loss on sale of assets                              32            36
   (Gain)/Loss on sale mortgages                               2             5
   (Increase)/Decrease in interest receivable               (187)         (294)
   (Increase)/Decrease in prepaid expense                   (167)          (72)
   (Increase)/Decrease in accrued income                      (4)           (2)
   (Increase)/Decrease in miscellaneous assets               276           (56)
   Increase/(Decrease) in taxes payable                     (159)          142
   Increase/(Decrease) in interest payable                    91           (29)
   Increase/(Decrease) in accrued expenses                   (35)         (127)
   Increase/(Decrease) in prepaid income                      (4)           16
   Increase/(Decrease) in miscellaneous liabilities         (254)            8
                                                            ----          ----

     Net cash provided by operations                         322           400


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

    Additionally, on April 10, 1997, the Board of Directors declared a one-for-three split of the common stock in the form of a 33 1/3% stock dividend to shareholders of record on April 23, 1997. The dividend was payable on April 30, 1997. No per share data in the financial statements have been adjusted to reflect this split.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




3.  Investment Securities

                                                 March 31, 1997             December 31, 1996
                                            Amortized        Fair        Amortized         Fair
                                              Cost          Value           Cost           Value
                                            ---------------------        -----------------------
Securities available for sale
   U.S. Treasury Securities                  16,016         15,990         13,075         13,076
   U.S. Agency Securities                    33,798         36,604         31,906         31,760
   State and Political sub-divisions          6,491          6,811          6,693          7,093
                                             ------         ------         ------         ------
     Total Available for Sale                56,305         59,405         51,674         51,929
                                             ======         ======         ======         ======



Other equity securities                         740            740            643            643
                                             ======         ======         ======         ======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

4.   Loans


                                                      March 31,     December 31,
                                                        1997           1996
                                                      ---------     ------------
Loan category
   Home equity                                         14,782         13,516
   Commercial / agricultural                           22,557         21,350
   Credit line / other                                  1,344          1,095
   Simple interest                                     15,782         15,517
   Mortgage loans                                     103,527         93,107
                                                      -------        -------
     Total Loans *                                    157,992        144,585
                                                      =======        =======

     * The Bank has no foreign loan activity.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

5.    Analysis of Allowance for Loan Loss



                                               Nine Months Ended
                                              March 31,    March 31,
                                                1997          1996
                                               -----         -----
Balance at beginning of period                 1,638         1,258

Charge-offs:
   Commercial, financial, agricultural             0             0
   Real estate - construction                      0             0
   Real estate - mortgage                          0             0
   Consumer                                       26            18
                                               -----         -----
                                                  26            18
Recoveries:
   Commercial, financial, agricultural             0             0
   Real estate - construction                      0             0
   Real estate - mortgage                          0             0
   Consumer                                       21            10
                                               -----         -----
                                                  21            10

                                               -----         -----
Net Charge-Offs                                    5             8
                                               -----         -----

Allowance charged to operations                   80           101
                                               -----         -----

Balance at end of period                       1,713         1,351
                                               =====         =====

Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                            0.01          0.01
                                               =====         =====

Ratio of allowance for loan loss to
   month end loans                              1.08          1.11
                                               =====         =====

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


6.    Allocation of Allowance for Loan Loss

                                                         Three Months Ended                         Three Months Ended
                                                           March 31, 1997                             March 31, 1996
                                               ----------------------------------            -----------------------------------
                                                                   % of Loans in                                  % of Loans in
Balance at end of period                                           Each Category                                  Each Category
applicable to:                                    Allowance        to Total Loans                Allowance        to Total Loans
                                               ----------------------------------            -----------------------------------
   Commercial                                        1,020                53%                       648                  20%
   Real estate - construction                           12                 2%                        10                   2%
   Real estate - mortgage                              157                25%                       141                  57%
   Consumer                                            163                20%                       321                  21%
   Unallocated                                         326                 0%                       210                   0%
                                               ------------------------------                  --------------------------------
     Total balance sheet allocation                  1,678               100%                     1,330                 100%
                                                                   ==========                                       ========

Off balance sheet commitments                           35                                           21
                                               ------------                                    --------

     Total allocation                                1,713                                        1,351
                                               ============                                    ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


7.    Nonperforming Assets

                                         March 31, 1997        March 31, 1996
                                       ------------------    ------------------
Nonaccrual (1)                                555                    87
Past due 90 days or more                        0                     0
Other real estate                              75                    77
Renegotiated trouble debt                       0                     0


   (1) Other than amounts listed above, there are no other loans which: (a) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (b) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



PART 1  - ITEM  2

Management's Analysis of Financial Condition and Results of Operation

Summary

Net interest income for the quarter ended March 31, 1997 was 6.7% less than the same quarter last year. The earnings decrease is principally a result of additional up-front expenses in connection with an aggressive expansion strategy into several new markets.


Interest Income and Interest Expense

Total first quarter interest income was up 16.0%, with average earning assets up 18.1%. Loans outstanding averaged 26.1% more in this year's first quarter, with income from loans climbing 22.8%. Loan yields were down 14 basis points, at
9.31. Investment securities income was 11.1% less in the 1997 quarter, with average balances declining by 5.6%.

Total interest expense 25.5% higher as average interest-bearing liabilities increased by 27.4%. Rates paid on deposits were up 19 basis points over 1996, with growth up strongly in relatively more expensive certificates of deposit. Pricing this year was also more aggressive to fund the burgeoning loan growth.

Comparable net interest margins were as follows:

           First Quarter, 1997             8.45%     -   4.09%     =  4.35%
           First Quarter, 1996             8.65%     -   3.87%     =  4.78%


Noninterest Income and Expense

Noninterest income in the first quarter this year was up $31,000 or 13.9%. Deposit service charges were 7.8% higher this year, and other income advanced 3 8.0% because of fees earned from the start-up bank card center.

Noninterest expense was $260,000 or 18.4% higher in the 1997 quarter, which included $163,000 or 129.7% in personnel expense caused by normal year-beginning salary adjustments and salaries/incentives for new office locations. Occupancy/furniture & equipment expense was up $58,000 (31.2%) in the current quarter, again principally because of new offices. Other line items increasing at least $10,000 and 10% were marketing, legal,checkbook and two new line items with no comparable expense in the 1996 first quarter, bank card processing and premium on deposits purchased. Line items decreasing by the same parameters were net cash shortages, directors fees, conventions and professional fees.

Income tax expense was marginally higher in 1997 despite lower income before taxes as tax-beneficial municipal securities were greatly reduced this year.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


PART 2  - ITEM  3


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         27  Financial Data Schedule (for SEC use only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FNB FINANCIAL SERVICES CORPORATION
                              --------------------------------------------------
                                                 (Registrant)




Date    5/12/97                            /s/ Ernest J. Sewell
                              --------------------------------------------------
                                               Ernest J. Sewell
                                   (President & Chief Executive Officer)


Date    5/12/97                            /s/ Robert F. Albright
                              --------------------------------------------------
                                               Robert F. Albright
                               (Senior Vice President & Chief Financial Officer)