Form 10QSB
period 1997-06-30
FNB FINANCIAL SERVICES CORP
filed 1997-08-14
CIK 742679

                                  FORM 10-Q SB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended:          June 30, 1997
                         -----------------------------
Commission File Number:     0-13086
                         -----------------------------


                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             North Carolina                              56-1382275
--------------------------------------------------------------------------------
      (State or other jurisdiction                    (I.R.S. Employer
     incorporation of organization)                Identification Number)


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                   -----       -----

         1,849,038 common shares were outstanding as of June 30, 1997, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                                      INDEX



PART I     FINANCIAL INFORMATION                                     PAGE NUMBER

Item 1     Financial Statements

           Consolidated Balance Sheet
           June 30, 1997 and December 31, 1996                            1

           Consolidated Statement of Income
           Three months and six months ended June 30, 1997 and 1996       2

           Consolidated Statement of Changes in Shareholders Equity       3
           June 30, 1997 and December 30, 1996

           Regulatory Capital Ratio Requirement                           4

           Consolidated Statement of Cash Flows                         5 - 6
           Six months ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements                   7 - 12



Item 2     Management's Discussion and Analysis of Financial           13 - 14
            Condition and Results of Operations




PART II    OTHER INFORMATION

Item 3     Exhibits and reports on Form 8-K                               15

Item 4     Submission of Matters to a Vote of Security Holders            16

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 (In thousands)


                                               June 30,        December 31,
                                                 1997              1996
                                               --------          --------
ASSETS
Cash and due from banks                           8,857             6,467
Federal funds sold                                5,370                 0
                                               --------          --------
     Total cash and cash equivalents             14,227             6,467

Securities available for sale                    41,863            51,929
Other equity securities                             740               643
Loans                                           186,868           144,585
   Less: Allowance for loan losses               (1,868)           (1,638)
                                               --------          --------
     Net Loans                                  185,000           142,947

Property and equipment, net                       6,286             4,686
Intangible assets                                   719               766
Accrued income and other assets                   2,483             2,358
                                               --------          --------
     Total Assets                               251,318           209,796
                                               ========          ========


Liabilities and Shareholders Equity
Deposits
   Noninterest bearing                           26,102            21,914
   Interest bearing:
   Savings accounts                              16,920            17,945
   NOW accounts                                  18,288            18,352
   MMI accounts                                  15,466            13,646
   Other time accounts                          143,059           107,523
                                               --------          --------
     Total deposits                             219,835           179,380

Federal funds purchased and securities
   sold under repurchase agreements               8,358             8,650
Accrued expenses and other liabilities            1,984             1,380
                                               --------          --------
     Total Liabilities                          230,177           189,410

Shareholders Equity
Common stock, $1.00 par; authorized
   3,000,000 shares; 1,849,038 shares
   issued in 1997; 1,383,105 shares
   issued in 1996                                 1,849             1,383
Paid in Capital                                   2,807             2,728
Net unrealized gain/(loss) on
   securities available for sale                    172               156
Retained earnings                                16,313            16,119
                                               --------          --------
     Total Shareholders Equity                   21,141            20,386

     Total liabilities and
      shareholders equity                       251,318           209,796
                                               ========          ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                        Consolidated Statement of Income
                      (In thousands, except per share data)

                                                    Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
INTEREST INCOME                                    1997             1996            1997            1996
                                                ----------        ---------       ---------       ---------
Interest and fees on loans                          4,120            2,980           7,514           5,742
Interest on federal funds sold                         29               10              77              16
Interest and dividends on
investments:
   U.S. Treasury securities                           189              244             361             359
   Federal Agency securities                          489              419             960             935
   State, County and Municipal securities              99              164             202             363
   Other securities                                    13                8              24              31
                                                ---------        ---------       ---------       ---------
     Total Interest Income                          4,939            3,825           9,138           7,446

INTEREST EXPENSE
Interest on savings deposits                           86              100             174             187
Interest on other time deposits                     2,107            1,511           3,884           2,925
Interest on federal funds purchased,
borrowed funds, and securities sold
under agreement to repurchase                         128               70             229             135
                                                ---------        ---------       ---------       ---------
     Total Interest Expense                         2,321            1,681           4,287           3,247

Net Interest Income                                 2,618            2,144           4,851           4,199
   Provision for loan losses                          150              101             230             202
                                                ---------        ---------       ---------       ---------
Net interest income after loan
   loss provision                                   2,468            2,043           4,621           3,997

NONINTEREST INCOME
Deposit service charge                                221              187             416             368
Insurance commissions                                   0               18               0              36
Net securities gains/(losses)                          31               55              32              58
Net gain/(loss) on sale of assets                       0                0               0               0
Unrealized gain/(loss) on mortgages                     3               20               2              15
Other operating income                                 92               22             151              49
                                                ---------        ---------       ---------       ---------
     Total noninterest income                         347              302             601             526

NONINTEREST EXPENSE
Salaries and employee benefits                      1,122              868           2,116           1,698
Net occupancy expense                                 129               84             247             160
Furniture and equipment expense                       155              116             280             226
Insurance                                              15                8              24              17
Printing and supplies                                  67               46             121              91
Net loss on disposition of asset                       (7)               0              26               0
Other operating expense                               405              351             747             697
                                                ---------        ---------       ---------       ---------
     Total noninterest expense                      1,886            1,473           3,561           2,889

Income Before Income Taxes                            929              872           1,661           1,634
   Applicable income taxes                            312              269             538             488
                                                ---------        ---------       ---------       ---------

     NET INCOME                                       617              603           1,123           1,146
                                                =========        =========       =========       =========


PER SHARE DATA
   Net income                                   $    0.33        $    0.33       $    0.61       $    0.62
   Cash dividends                               $    0.13        $    0.11       $    0.25       $    0.22
   Weighted average shares outstanding          1,848,238        1,839,589       1,846,787       1,837,211


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
             Consolidated Statement of Changes in Shareholders Equity
                                 (In thousands)


                                           June 30,       December 31,
                                             1997             1996
                                           -------          -------
Common Stock
   Balance at beginning of year              1,383            1,098
   Stock dividend                              462              275
   Dividend reinvestment plan                    3                0
   Exercise of stock options                     1                7
   Employee stock awards                         0                3
                                           -------          -------
      Balance at end of year                 1,849            1,383

Paid in Capital
   Balance at beginning of year              2,728            2,580
   Dividend reinvestment plan                   68               60
   Exercise of stock options                    10               84
   Employee stock awards                         1                4
                                           -------          -------
      Balance at end of year                 2,807            2,728

Retained Earnings
   Balance at beginning of year             16,119           14,837
   Net income for year                       1,123            2,410
   Cash dividends                             (461)            (848)
   Stock dividend                             (462)            (275)
   Cash paid for fractional shares              (6)              (5)
                                           -------          -------
      Balance at end of year                16,313           16,119

Net unrealized gains/(loss) on
   securities held for sale                    172              156

Total Shareholders Equity                   21,141           20,386
                                           =======          =======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Regulatory Capital Ratio Requirements



                                          Minimum           Six Months Ended
                                          Standard           June 30, 1997
                                          --------           -------------

Capital Adequacy - Risk Based
Tier 1                                      4.0%                 10.23%
Total Capital                               8.0%                 11.20%

Leverage Ratio
Tier 1                                      4.0%                  8.15%


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)


Increase/(Decrease) in Cash and Cash Equivalents:

                                                                   Six Months Ended
                                                               June 30,         June 30,
                                                                 1997             1996
                                                                -------          -------
Cash flows from operating activities:
   Interest received                                              9,093            6,769
   Fees and commissions                                             995              686
   Interest paid                                                 (4,109)          (3,210)
   Noninterest expense paid                                      (3,356)          (2,650)
   Proceeds from loans sold                                       3,371                0
   Income taxes paid                                               (519)            (727)
                                                                -------          -------
      Net cash provided/(used) by operating activities:           5,475              868

Cash flows from investing activities:
   Acquisition, net of cash used                                      0              537
   Proceeds from sale of securities                              26,810           18,380
   Proceeds from maturity of securities                           8,517            3,601
   Purchase of securities                                       (24,325)         (23,616)
   Purchase of asset                                                  0             (342)
   Capital expenditure                                           (1,982)            (678)
   (Increase)/Decrease in other real estate                         (28)             115
   (Increase)/Decrease in overnight investments                  (5,370)               0
   (Increase)/Decrease in net loans                             (47,388)         (19,661)
                                                                -------          -------
      Net cash provided/(used) by investing activities:         (43,766)         (21,664)

Cash flows from financing activities:
   Increase/(Decrease) in DDA, NOW, Savings                       5,821            7,090
   Increase/(Decrease) in time deposits                          35,536           13,581
   Increase/(Decrease) in repurchase agreements                    (292)           1,029
   Increase/(Decrease) in long term debt                              0                0
   Proceeds from stock issuance                                      84               93
   Dividends paid                                                  (462)            (405)
   Purchase of fractional shares                                     (6)              (6)
                                                                -------          -------
      Net cash provided/(used) by investing activities:          40,681           21,382


Net Increase/(Decrease) in cash equivalents                       2,390              586
Cash and cash equivalents as of January 1                         6,467            4,647
                                                                -------          -------

Cash and cash equivalents as of June 30                           8,857            5,233
                                                                =======          =======

Noncash investing and financing activities                         none             none


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                       Six Months Ended
                                                    June 30,       June 30,
                                                      1997            1996
                                                     ------          ------

Net Income                                            1,123           1,146

Adjustments to reconcile net income to cash:
   Provision for loan loss                              230             202
   Depreciation                                         217             188
   Accretion and amortization                           132             127
   (Gain)/Loss on sale of securities                    (32)            (58)
   (Gain)/Loss on sale of assets                         24              38
   (Gain)/Loss on sale mortgages                         (2)             (7)
   Proceeds from loans sold                           3,371               0
   (Increase)/Decrease in interest receivable          (259)           (303)
   (Increase)/Decrease in prepaid expense              (135)            (17)
   (Increase)/Decrease in accrued income                 (5)             (2)
   (Increase)/Decrease in miscellaneous assets           204            (122)
   Increase/(Decrease) in taxes payable                 (19)           (429)
   Increase/(Decrease) in interest payable              178              37
   Increase/(Decrease) in accrued expenses               52               7
   Increase/(Decrease) in prepaid income                  9              11
   Increase/(Decrease) in miscellaneous liabilities     387              50
                                                     ------          ------

      Net cash provided by operations                 5,475             868

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

     1.   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.



     2. On April 10, 1997 the Board of Directors declared a one-for-three split of the common stock in the form of a 33 1/3% stock dividend to shareholders of record on April 23, 1997 to be issued April 30, 1997. As a result, $461,790 ($1.00 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $6,098. All per share data in the financial statements have been adjusted to reflect the split.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     3.   Investment Securities




                                                 June 30, 1997               December 31, 1996
                                            Amortized        Fair         Amortized        Fair
                                              Cost           Value          Cost           Value
                                           ---------------------------   ---------------------------
Securities available for sale
   U.S. Treasury Securities                   3,027          3,027         13,075         13,076
   U.S. Agency Securities                    32,468         32,407         31,906         31,760
   State and Political sub-divisions          6,087          6,429          6,693          7,093
                                             ------         ------         ------         ------
      Total Available for Sale               41,582         41,863         51,674         51,929
                                             ======         ======         ======         ======
   Other equity securities                      740            740            643            643
                                             ======         ======         ======         ======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



     4.   Loans



                                    June 30,      December 31,
                                      1997            1996
                                     -------         -------
Loan category
   Home equity                        16,637          13,516
   Commercial / agricultural         105,702          21,350
   Credit line / other                 1,789           1,095
   Simple interest                    17,934          15,517
   Mortgage loans                     44,806          93,107
                                     -------         -------
      Total Loans *                  186,868         144,585
                                     =======         =======

* The Bank has no foreign loan activity.

         The Company is currently reviewing all loans based on purpose, collateral, and other characteristics in determining the most appropriate loan category placement.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



5.    Analysis of Allowance for Loan Loss



                                                 Six Months Ended
                                              June 30,       June 30,
                                                1997           1996
                                               -----         ------
Balance at beginning of period                 1,638          1,258

Charge-offs:
   Commercial, financial, agricultural             0              0
   Real estate - construction                      0              0
   Real estate - mortgage                          0              0
   Consumer                                       31             29
                                               -----         ------
                                                  31             29
Recoveries:
   Commercial, financial, agricultural             0              0
   Real estate - construction                      0              0
   Real estate - mortgage                          0              0
   Consumer                                       31             30
                                               -----         ------
                                                  31             30

                                               -----         ------
Net Charge-Offs                                    0             (1)
                                               -----         ------

Allowance charged to operations                  230            202
                                               -----         ------

Balance at end of period                       1,868          1,461
                                               =====         ======

Ratio of net charge-offs during the
   period to average loans outstanding
   during the period                            0.00           0.00
                                               =====         ======

Ratio of allowance for loan loss to
   month end loans                              1.00           1.11
                                               =====         ======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



6.    Allocation of Allowance for Loan Loss




                                                  Six Months Ended                      Six Months Ended
                                                   June 30, 1997                         June 30, 1996
                                           -------------------------------       -------------------------------
                                                        % of Loans in                         % of Loans in
Balance at end of period                                  Each Category                         Each Category
applicable to:                              Allowance    to Total Loans           Allowance    to Total Loans
                                           -------------------------------       -------------------------------
   Commercial                                     1,147               57%                 616               47%
   Real estate - residential                        179               24%                 156               33%
   Consumer                                         200               19%                 327               20%
   Unallocated                                      301                0%                 338                0%
                                           -------------------------------       -------------------------------
      Total balance sheet allocation              1,827              100%               1,437              100%
                                                        =================                     =================

Off balance sheet commitments                        41                                    24
                                           ------------                          ------------

      Total allocation                            1,868                                 1,461
                                           ============                          ============

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



7.    Nonperforming Assets



                                          June 30, 1997           June 30,
                                                                    1996
                                         ----------------        ------------
Nonaccrual (1)                                     1,236                  47
Past due 90 days or more                               0                   0
Other real estate                                     62                  77
Renegotiated trouble debt                              0                   0



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

                   Notes to Consolidated Financial Statements


PART 1 - ITEM 2

Management's Analysis of Financial Condition and Results of Operations


Summary

Net interest income for the quarter ended June 30, 1997 was 2.3% more than the same quarter last year, while year to date earnings were 2.0% less than 1996. Earnings this year have been impacted by expenditures in connection with our aggressive expansion strategy into several new markets.

Interest Income and Interest Expense

Total second quarter interest income increased 29.1% over the same quarter last year, with a 23.3% improvement in average earning assets. Average loans were up 37.2% during the quarter and income from loans were up 38.2%, as the average yield increased to 9.49% from 9.41%. Average investment securities declined 9.3%, with proceeds of maturing/sold bonds used to fund loan growth, which resulted in 5.4% less in securities income. For the full six months this year, interest income was up 22.7%, on a 20.5% increase in average earning assets.

Total interest expense in the second quarter this year was 38.1% more than the 1996 second quarter, with average interest bearing liabilities up 27.5%, a continuation of our recent trend of adding relatively larger amounts of higher paying certificates of deposit and individual retirement accounts. This factor also accounts for the higher rates paid for time deposits, from 4.28% last year to 4.70% in 1997. Deposit pricing remains very aggressive to fund the ever-increasing loan growth. For the six months in 1997, interest expense increased 32.0%, with average interest bearing liabilities up 25.2%.

Comparable net interest margins were as follows:

Second Quarter, 1997         8.72 %       -   4.21 %       =    4.51 %
Second Quarter, 1996         8.42 %       -   3.80 %       =    4.62 %
Year to Date, 1997           8.60 %       -   4.16 %       =    4.44 %
Year to Date, 1996           8.45 %       -   3.84 %       =    4.62 %

Noninterest Income and Expense

Noninterest income in the second quarter this year was up 14.9% from 1996, with increased deposit service charges and other operating income exceeding a reduction in gains from sales of securities, and mortgages. For the full six months, noninterest income was 14.3% higher than 1996, with variances similar to those experienced during the quarter.

Noninterest expense was 28.0% higher in the current quarter including 29.3% in personnel expense and 41.9% in occupancy/equipment costs, with both variances attributed mainly to our office expansion program. Additionally, printing and supplies were up 47.2% for the quarter and other operating expenses was 15.9% higher. Year to date expenses were similar in nature increasing 23.3% over 1996, in the same category and effect as the quarterly totals.

During the second half, our expectation is that net interest income will continue to grow as the Company expands, but that noninterest expenses will begin to stabilize at their present levels, with concurrent increases in net income.

The provision for loan losses was 48.8% higher for the second quarter and 14.1% higher for the year to date. The increased levels are necessary solely because of the much higher loans outstanding; net loan chargeoffs have been practically non-existent for the last two years.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



PART 2 - ITEM 3

EXHIBITS

         27      Financial Data Schedule (for SEC use only).


FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         None.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


PART 2 - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

FNB Financial Services Corporation Annual Meeting of Shareholders was held April 8, 1997. The proposals voted upon and the results of the voting were as follows:

1.    Fix the total number of Directors at eleven.

      For      Against      Abstentions      Withheld      Broker Non-votes


2.    Election of Class I Directors for a three year term.

      For      Against      Abstentions      Withheld      Broker Non-votes


3. To approve the FNB Financial Services Corporation Equity Omnibus Compensation Plan.

      For      Against      Abstentions      Withheld      Broker Non-votes


4. To ratify the selection by the Board of Directors of Cherry, Bekaert & Holland as the Company's independent auditors for the 1997 fiscal year.

      For      Against      Abstentions      Withheld      Broker Non-votes

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


PART 2 - ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholder Vote, 1997.

To fix the number of directors at eleven:

         FOR    1,076,016     AGAINST    7,671    ABSTAIN    none

Election of Directors:

         WITH 1,077,687  WITHOUT 6,000  ABSTAIN none

      Authority to vote for the three nominees.

To approve the FNB Financial Services Corporation Equity Omnibus Compensation
Plan:

         FOR    753,047    AGAINST    74,862      ABSTAIN    29,420

To ratify the selection by the Board of directors of Cherry, Bekaert & Holland as the Company's independent auditors for the 1997 fiscal year.

         FOR   1,077,061    AGAINST   6,103    ABSTAIN    1,335

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FNB Financial Services Corporation








Date:  8/12/97                            /s/ Ernest J. Sewell
                              --------------------------------------------------
                                              Ernest J. Sewell
                                    (President & Chief Executive Officer)


Date:  8/12/97                           /s/ Robert F. Albright
                              --------------------------------------------------
                                             Robert F. Albright
                              (Senior Vice President & Chief Financial Officer)