Form 10QSB
period 1997-09-30
FNB FINANCIAL SERVICES CORP
filed 1997-11-14
CIK 742679

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934


For Quarter Ended:   September 30, 1997
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

2,481,029 common shares were outstanding as of September 30, 1997, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                      INDEX



PART  I    FINANCIAL INFORMATION                                     PAGE NUMBER

Item  1    Financial Statements

           Consolidated Balance Sheet
           September 30, 1997 and December 31, 1996                         1

           Consolidated Statement of Income
           Three months and nine months ended September 30, 1997
           and 1996                                                         2

           Consolidated Statement of Changes in Shareholders Equity
           September 30, 1997 and December 31, 1996                         3

           Regulatory Capital Ratio Requirements                            4

           Consolidated Statement of Cash Flows
           Nine months ended September 30, 1997 and 1996                  5 - 6

           Notes to Consolidated Financial Statements                     7 - 12

Item  2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13 - 14



PART  II   OTHER INFORMATION

Item  3    Exhibits and Reports on Form 8-K                                15

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 (In thousands)

                                                           September 30,     December 31,
                                                               1997              1996
                                                             --------          --------
ASSETS
Cash and due from banks                                        10,144             6,467
Federal funds sold                                              2,515                 0
                                                             --------          --------
     Total cash and cash equivalents                           12,659             6,467

Securities available for sale                                  47,667            51,929
Other equity securities                                         1,392               643
Loans                                                         212,276           144,585
   Less: Allowance for loan losses                             (2,078)           (1,638)
                                                             --------          --------
     Net Loans                                                210,198           142,947

Property and equipment, net                                     6,505             4,686
Intangible assets                                                 696               766
Accrued income and other assets                                 2,941             2,358
                                                             --------          --------
     Total Assets                                             282,058           209,796
                                                             ========          ========


Liabilities and Shareholders Equity
Deposits
   Noninterest bearing                                         27,409            21,914
   Interest bearing:
   Savings accounts                                            16,895            17,945
   NOW accounts                                                19,501            18,352
   MMI accounts                                                15,986            13,646
   Other time accounts                                        153,699           107,523
                                                             --------          --------
     Total deposits                                           233,490           179,380

Federal funds purchased and securities
   sold under repurchase agreements                             9,387             8,650
Other borrowings                                               15,000                 0
Accrued expenses and other liabilities                          2,309             1,380
                                                             --------          --------
     Total Liabilities                                        260,186           189,410

Shareholders Equity
Common stock, $1.00 par; authorized
   3,000,000 shares; 2,481,029 shares
   issued in 1997; 1,383,105 shares
   issued in 1996                                               2,481             1,383
Paid in Capital                                                 3,071             2,728
Net unrealized gain/(loss) on securities
   available for sale                                             200               156
Retained earnings                                              16,120            16,119
                                                             --------          --------
     Total Shareholders Equity                                 21,872            20,386

     Total liabilities and
        shareholders equity                                   282,058           209,796
                                                             ========          ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                          Consolidated Income Statement
                      (In thousands, except per share data)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                   1997            1996            1997           1996
                                                  ----------------------          ---------------------
INTEREST INCOME
Interest and fees on loans                         4,777           3,112          12,291          8,854
Interest on federal funds sold                        42              34             118             51
Interest and dividends on investments:
   U.S. Treasury securities                           87             243             448            602
   Federal Agency securities                         509             354           1,469          1,289
   State, County and Municipal securities             80             161             283            524
   Other securities                                   14              11              38             41
                                                  ------          ------          ------         ------
     Total Interest Income                         5,509           3,915          14,647         11,361

INTEREST EXPENSE
Interest on savings deposits                          85             100             258            288
Interest on other time deposits                    2,291           1,524           6,175          4,449
Interest on federal funds purchased,
   borrowed funds, and securities sold
   under agreement to repurchase                     184             116             414            251
                                                  ------          ------          ------         ------
     Total Interest Expense                        2,560           1,740           6,847          4,988

Net Interest Income                                2,949           2,175           7,800          6,373
   Provision for loan losses                         230             101             460            302
                                                  ------          ------          ------         ------
Net interest income after loan
   loss provision                                  2,719           2,074           7,340          6,071

NONINTEREST INCOME
Deposit service charge                               233             187             650            555
Insurance commissions                                 14              18              46             54
Net securities gains/(losses)                          4              54              36            112
Unrealized gain/(loss) on mortgages                   14              (1)             16             14
Other operating income                                92              22             209             71
                                                  ------          ------          ------         ------
     Total noninterest income                        357             280             957            806

NONINTEREST EXPENSE
Salaries and employee benefits                     1,233             872           3,349          2,570
Net occupancy expense                                144              84             392            244
Furniture and equipment expense                      160             117             440            343
Insurance                                             19               9              43             26
Printing and supplies                                 61              47             182            138
Net loss on disposition of asset                      (1)              0              24             38
Other operating expense                              417             258           1,163            917
                                                  ------          ------          ------         ------
     Total noninterest expense                     2,033           1,387           5,593          4,276

Income Before Income Taxes                         1,043             967           2,704          2,601
   Applicable income taxes                           359             310             897            798
                                                  ------          ------          ------         ------

        NET INCOME                                   684             657           1,807          1,803
                                                  ======          ======          ======         ======


PER SHARE DATA
   Net income                                      $0.28           $0.27           $0.73          $0.74
   Cash dividends                                  $0.10           $0.09           $0.29          $0.26
   Weighted average shares outstanding         2,478,081       2,456,135       2,467,616      2,451,788


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                        Consolidated Statement of Changes
                             in Shareholders Equity
                                 (In thousands)


                                         September 30,     December 31,
                                             1997             1996
                                         -------------     ------------
Common Stock
   Balance at beginning of year              1,383            1,098
   Stock dividend                            1,082              275
   Shares issued                                11                0
   Exercise of stock options                     5                7
   Employee stock awards                         0                3
                                           -------          -------
     Balance at end of year                  2,481            1,383

Paid in Capital
   Balance at beginning of year              2,728            2,580
   Shares issued                               293               60
   Exercise of stock options                    49               84
   Employee stock awards                         1                4
                                           -------          -------
     Balance at end of year                  3,071            2,728

Retained Earnings
   Balance at beginning of year             16,119           14,837
   Net income for year                       1,807            2,410
   Cash dividends                             (710)            (848)
   Stock dividend                           (1,082)            (275)
   Cash paid for fractional shares             (14)              (5)
                                           -------          -------
     Balance at end of year                 16,120           16,119

Net unrealized gains/(loss) on
   securities held for sale                    200              156

Total Shareholders Equity                   21,872           20,386
                                           =======          =======


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Regulatory Capital Ratio Requirements


                                          Minimum            Nine Months Ended
                                          Standard           September 30, 1997
                                          --------           ------------------
Capital Adequacy - Risk Based
-----------------------------
Tier 1                                      4.0%                     9.52%
Total Capital                               8.0%                    10.47%

Leverage Ratio
--------------
Tier 1                                      4.0%                     7.98%


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)


Increase/(Decrease) in Cash and Cash Equivalents:

                                                                      Nine Months Ended
                                                               September 30,    September 30,
                                                                   1997              1996
                                                               -------------    -------------
Cash flows from operating activities:
   Interest received                                              14,340           10,921
   Fees and commissions                                            1,462            1,022
   Interest paid                                                  (7,189)          (5,008)
   Noninterest expense paid                                       (4,974)          (3,772)
   Proceeds from loans/participations sold                         8,268              281
   Income taxes paid                                                (963)          (1,117)
                                                                 -------          -------
     Net cash provided/(used) by operating activities:            10,944            2,327

Cash flows from investing activities:
   Acquisition, net of cash used                                       0              537
   Proceeds from sale of securities                               38,600           30,972
   Proceeds from maturity of securities                           13,617            7,130
   Purchase of securities                                        (48,006)         (30,616)
   (Purchase)/Sale of asset                                          269             (342)
   Capital expenditure                                            (2,154)          (1,234)
   (Increase)/Decrease in other real estate                         (109)             159
   (Increase)/Decrease in overnight investments                   (2,515)               0
   (Increase)/Decrease in net loans                              (74,844)         (24,338)
                                                                 -------          -------
     Net cash provided/(used) by investing activities:           (75,142)         (17,732)

Cash flows from financing activities:
   Increase/(Decrease) in DDA, NOW, Savings                        8,836           10,578
   Increase/(Decrease) in time deposits                           46,176            9,546
   Increase/(Decrease) in repurchase agreements                      737           (2,766)
   Increase/(Decrease) in other borrowings                        15,000                0
   Proceeds from stock issuance                                      366               93
   Dividends paid                                                   (710)            (626)
   Purchase of fractional shares                                     (15)              (6)
                                                                 -------          -------
     Net cash provided/(used) by investing activities:            70,390           16,819


Net Increase/(Decrease) in cash equivalents                        6,192            1,414
Cash and cash equivalents as of January 1                          6,467            4,647
                                                                 -------          -------

Cash and cash equivalents as of September 30                      12,659            6,061
                                                                 =======          =======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                               Nine Months Ended
                                                       September 30,     September 30,
                                                           1997             1996
                                                       -------------     -------------
Net Income                                                 1,807           1,804

Adjustments to reconcile net income to cash:
  Provision for loan loss                                    460             302
  Depreciation                                               341             282
  Accretion and amortization                                 196             189
  (Gain)/Loss on sale of securities                          (36)           (112)
  (Gain)/Loss on sale of assets                               24              38
  (Gain)/Loss on sale mortgages                              (16)              8
  Proceeds from loans sold                                 8,268             281
  (Increase)/Decrease in interest receivable                (701)           (187)
  (Increase)/Decrease in prepaid expense                     (77)             (9)
  (Increase)/Decrease in accrued income                      (14)            (10)
  (Increase)/Decrease in miscellaneous assets                  6            (394)
  Increase/(Decrease) in taxes payable                        66             (64)
  Increase/(Decrease) in interest payable                    248             (21)
  Increase/(Decrease) in accrued expenses                    262             146
  Increase/(Decrease) in prepaid income                        4               6
  Increase/(Decrease) in miscellaneous liabilities           106              68
                                                         -------          ------

    Net cash provided by operations                       10,944           2,327


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


2.  Stock Split

    On April 10, 1997 the Board of Directors declared a one-for-three split of the common stock in the form of a 33 1/3% stock dividend to shareholders of record on April 23, 1997 to be issued on April 30, 1997. As a result, $461,790 ($1.00 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $6,098. All per share data in the financial statements have been adjusted to reflect the split.

    On August 12, 1997 the Board of Directors declared another one-for-three split of the common stock in the form of a 33 1/3% stock dividend to shareholders of record on September 5, 1997 to be issued on September 12, 1997. As a result, $620,047 ($1.00 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $8,599. All per share data in the financial statements have been adjusted to reflect the split.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements




3.   Investment Securities

                                                    September 30, 1997             December 31, 1996
                                                  Amortized        Fair         Amortized        Fair
                                                     Cost         Value           Cost           Value
                                                  ---------       ------        ---------       ------
      Securities available for sale
         U.S. Treasury Securities                   6,118          6,135         13,075         13,076
         U.S. Agency Securities                    36,266         36,247         31,906         31,760
         State and Political sub-divisions          4,954          5,285          6,693          7,093
                                                   ------         ------         ------         ------
           Total Available for Sale                47,338         47,667         51,674         51,929
                                                   ======         ======         ======         ======

      Other equity securities                       1,392          1,392            643            643
                                                   ======         ======         ======         ======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

4.    Loans


                                    September 30,   December 31,
                                       1997             1996
                                    -------------   ------------
      Loan category
      Home equity                      18,377          13,516
      Commercial/agricultural         127,522          21,350
      Credit line/other                 2,411           1,095
      Simple interest                  19,489          15,517
      Mortgage loans                   44,477          93,107
                                      -------         -------
        Total Loans*                  212,276         144,585
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

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

5.    Analysis of Allowance for Loan Loss

                                                       Nine Months Ended
                                                 September 30,   September 30,
                                                     1997            1996
                                                 -------------   -------------
      Balance at beginning of period                 1,638         1,258

      Charge-offs:
         Commercial, financial, agricultural             0             0
         Real estate - construction                      0             0
         Real estate - mortgage                          0             0
         Consumer                                       92            55
                                                     -----         -----
                                                        92            55
      Recoveries:
         Commercial, financial, agricultural             0             0
         Real estate - construction                      0             0
         Real estate - mortgage                          0             0
         Consumer                                       72            38
                                                     -----         -----
                                                        72            38
                                                     -----         -----
      Net Charge-Offs                                   20            17
                                                     -----         -----

      Allowance charged to operations                  460           302
                                                     -----         -----

      Balance at end of period                       2,078         1,543
                                                     =====         =====

      Ratio of net charge-offs during the
         period to average loans outstanding
         during the period                            0.02          0.02
                                                     =====         =====

      Ratio of allowance for loan loss to
         month end loans                              0.98          1.15
                                                     =====         =====


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


6.    Allocation of Allowance for Loan Loss



                                                       Nine Months Ended              Nine Months Ended
                                                      September 30, 1997             September 30, 1996
                                                 ----------------------------  ----------------------------
                                                               % of Loans in                 % of Loans in
      Balance at end of period                                 Each Category                 Each Category
      applicable to:                             Allowance     to Total Loans  Allowance     to Total Loans
                                                 ----------------------------  ----------------------------
         Commercial                               1,222            60%            791            15%
         Real estate - mortgage                     180            21%            163             2%
         Consumer                                   221            19%            378            62%
         Unallocated                                408             0%            187            21%
                                                  -----           ---           -----           ---
           Total balance sheet allocation         2,031           100%          1,519           100%
                                                                  ===                           ===

      Off balance sheet commitments                  47                            24
                                                  -----                         -----

           Total allocation                       2,078                         1,543
                                                  =====                         =====


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


7.    Nonperforming Assets


                                      September 30,        September 30,
                                           1997                1996
                                      -------------        --------------
      Nonaccrual (1)                      1,269                405
      Past due 90 days or more                0                  0
      Other real estate                     143                 33
      Renegotiated trouble debt               0                  0





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

Management's Analysis of Financial Condition and Results of Operation

Summary

Net interest income for the quarter ended September 30, 1997 was 4.1% more than the same quarter last year, while earnings for the year to date improved 0.2% over 1996. Earnings this year have been reduced by expenditures in connection with a very aggressive expansion program into new markets, which we anticipate will greatly benefit 1998.

Interest Income and Interest Expense
Total third quarter interest income increased 40.7% over the same quarter last year, with a 33.5% gain in earning assets. Quarterly income from loans was 53.5% higher, as average loan balances increased 48.9%, with the loan yield improving from 9.26% to 9.54% in the current quarter. Average investment securities declined 8.4% resulting in less income of 10.8%, as the portfolio was shortened and reduced, to complement the growth in loans. For the year to date this year, interest income was 28.9% higher (38.8% in loans), on a 24.7% increase in average earning assets.

Total interest expense in the third quarter this year was 47.1% more than the same quarter last year, with average interest bearing liabilities up 38.5%, as growth has occurred primarily in relatively higher cost certificates of deposit. The weighted rate paid for time deposits increased to 4.74% this quarter, compared to 4.33% in the 1996 third quarter, as a result of the increased mix of certificates of deposit and aggressive pricing to fund loan growth. Purchased funds have been utilized to a greater extent recently, with FHLB borrowings replacing shorter-term municipal jumbo certificates. For the nine months to date, interest expense increased 37.3%, with average interest bearing liabilities 29.8% ahead of 1996.

Comparable interest rate spreads were as follows:

           Third Quarter, 1997                8.87%  -  4.23%  =  4.64%
           Third Quarter, 1996                8.47%  -  3.87%  =  4.60%
           Year to Date, 1997                 8.70%  -  4.18%  =  4.52%
           Year to Date, 1996                 8.52%  -  3.85%  =  4.67%

Noninterest Income and Expense
Noninterest income in the third quarter this year was up 27.5% from 1996, including 24.6% more in deposit service charges. This year also benefited from greatly increased fees in connection with a bank card center opened in the last quarter of 1996. For the full nine months, noninterest income was 18.8% higher this year, with deposit service charges up 17.0% and bank card fee income $132,000 higher than 1996, offset by a reduction of $76,000 in gains on securities sales.

Noninterest expense was 46.6% more in the current quarter, which includes a 41.4% increase in personnel expenses and 51.2% in occupancy/equipment expense, with both variances caused principally by our office expansion program. Printing and supplies expense increased 30.5% during the quarter and other operating expense was up 61.0%. For the nine months to date, 1997 expenses were 30.8% higher, with variances similar in nature and effect to the quarterly differences.

The loan loss provision was increased 128% for the quarter end and 52.1% for the year to date, despite only marginal loan losses, as the explosive loan growth dictated a higher allowance level.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


PART 2  - ITEM  3


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


          27.  Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FNB FINANCIAL SERVICES CORPORATION
                                   --------------------------------------------
                                                   (Registrant)




Date  11/11/97                                /s/ Ernest J. Sewell
                                   --------------------------------------------
                                                 Ernest J. Sewell
                                      (President & Chief Executive Officer)


Date  11/11/97                               /s/ Robert F. Albright
                                   --------------------------------------------
                                                Robert F. Albright
                                            (Senior Vice President &
                                            Chief Financial Officer)