Form 10KSB40
period 1997-12-31
FNB FINANCIAL SERVICES CORP
filed 1998-03-18
CIK 742679

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ______________ to _____________

         Commission file number 0-13086

                       FNB FINANCIAL SERVICES CORPORATION
                              202 South Main Street
                        Reidsville, North Carolina 27320
                                 (336) 342-3346

                   Incorporated in the State of North Carolina
                   IRS Employer Identification No. 56-1382275

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
                                      None

   SECURITIES REGISTERED UNDER PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, Par Value $1.00 Per Share

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The registrant's revenues (total interest income) for the year ended December 31, 1997 were approximately $21.0 million.

         The aggregate market value of the registrant's Common Stock held by non-affiliates at March 4, 1998, based on the average bid and asked price of the Common Stock on that day, was approximately $53.0 million.

         As of March 4, 1998, the registrant had outstanding 2,498,782 shares of Common Stock, $1.00 par value.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this report.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 1998 are incorporated by reference into Part III of this report.

         Transitional Small Business Disclosure Format         Yes [ ] No [X]

                          FORM 10-KSB TABLE OF CONTENTS

         As indicated above, portions of (i) the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and (ii) the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 1998 are incorporated by reference into Parts II and III of this report.

INDEX                                                                                                             PAGE
-----                                                                                                             ----
PART I
   Item 1. Description of Business...............................................................................   3
   Item 2. Description of Property...............................................................................  15
   Item 3. Legal Proceedings.....................................................................................  16
   Item 4. Submission of Matters To a Vote of Security Holders...................................................  16
PART II
   Item 5. Market for Common Equity and Related Stockholder Matters..............................................  17
   Item 6. Management's Discussion and Analysis or Plan of Operation.............................................  17
   Item 7. Financial Statements..................................................................................  17
   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................................  17
PART III
   Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.....................................................................  18
   Item 10. Executive Compensation...............................................................................  18
   Item 11. Security Ownership of Certain Beneficial Owners and Management.......................................  18
   Item 12. Certain Relationships and Related Transactions.......................................................  18
   Item 13. Exhibits and Reports on Form 8-K.....................................................................  18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         FNB Financial Services Corporation (the "Company") is a North Carolina bank holding company with total assets of $325.2 million, deposits of $272.3 million and shareholders' equity of $22.5 million, each as of December 31, 1997. The Company's wholly-owned subsidiary, First National Bank Southeast (the "Bank"), was chartered in 1918. Historically, the Bank has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. By the end of 1997, the Bank increased its number of branches from five to ten by closing a branch in Eden and opening new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro and Wilmington, North Carolina. As a result of this strategy, between 1995 and 1997, the Company's net interest income, loans and deposits each increased at compound annual growth rates of 23.0%, 43.1% and 32.8%, respectively.

         The Bank is community oriented and focuses primarily on offering commercial, real estate and consumer loans, and deposit and other financial services to individuals, small to medium-sized businesses and other organizations in its market areas. The Bank emphasizes its individualized services and community involvement, while at the same time providing its customers with the financial sophistication and array of products typically offered by a larger bank. Management believes that the Bank can compete successfully with larger banks located within and outside of North Carolina by retaining its personalized approach and community focus.

         Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in January 1995, the Company adopted the following three-part strategy: (i) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (ii) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (iii) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past three years the Company has: (i) increased the number of its branch offices to ten by opening new offices in Eden, Ruffin, Madison, Greensboro and Wilmington; (ii) expanded by approximately 48% the number of its full-time personnel by adding 42 new employees, including four new vice presidents and four new senior vice presidents; (iii) initiated a systematic review and revision of its loan administration, loan policy and credit procedures; and (iv) enhanced its mix of products and services by broadening the scope of its commercial lending activities, updating and extending its ATM terminals and network and establishing a department to provide credit and debit cards to its customers.

         The Company plans to continue to pursue these objectives by strengthening its presence in existing markets and opportunistically reaching into new markets in North Carolina, Virginia and South Carolina. The Company will seek to hire qualified personnel to help manage its planned growth and to develop new products that are uniquely consistent with the Company's service orientation. The Company also plans, where appropriate, to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

STRATEGY

         Expand Banking Operations. Throughout most of its 80-year history, the Company's banking activities were centered in Reidsville, North Carolina, located in Rockingham County in the north central part of the State. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it has an existing market share and expand into and develop new and contiguous markets, such as Wilmington and Greensboro. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's unique, community oriented culture.

         The Company's expansion strategy, both within and outside of its existing markets, involves three key elements: (i) install high-quality, well-trained management to serve the market; (ii) ascertain that the market is underserved by financial institutions whose primary focus is to cater to the individualized needs of customers; and (iii) find reasonably priced facilities. Management believes that it has been successful in implementing these strategic elements in its expansion program to date.

         In 1997, the Bank opened new branches in Wilmington, Greensboro, Ruffin and Madison, North Carolina. The Wilmington branch represented the Company's first foray outside of the north central part of North Carolina and at December 31, 1997, after ten months of operations, held deposits and loans totaling $35.3 million and $59.5 million, respectively. A major factor contributing to this growth was the ability of existing loan officers to capitalize on prior relationships. The Greensboro, Ruffin and Madison branches expand the Bank's services in the Triad - Rockingham County area. Ruffin and Madison are each located in Rockingham County, and Greensboro is in Guilford County, just south of Rockingham County. At December 31, 1997, after less than a full year in operation, the aggregate deposits and loans at these three branches were $39.4 million and $23.5 million, respectively. These figures do not necessarily represent the rate of loan and deposit growth that may be achieved at these branch locations in the future.

         Seize Market Expansion Opportunities. The Company intends to capitalize on opportunities to enter new and contiguous markets which it believes are underserved as a result of banking consolidation and in which the Company's community oriented philosophy and culture would flourish. The Company believes that there is value to be added by providing the opportunity for greater personalized banking relationships than exist with larger commercial banks in its markets, although the Company also recognizes the need to carefully analyze markets that are already well served by numerous institutions. The Company will continue to distinguish itself by emphasizing high quality, sophisticated services in a hometown environment.

         Establish a Platform for Future Growth. The Company seeks to position itself to manage its future expected growth in two fundamental ways: (i) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to the communities in which they work and live; and (ii) continue a program to upgrade, modify and expand its internal systems, procedures, equipment and software designed to improve marketing and operating efficiencies. The Company will also continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products, although management will endeavor to maintain the Company's personalized approach even as pressures to succumb to technological advances mount.

         Maintain a Friendly Environment for Employees and Customers. The Company has instituted various programs to instill high morale among its employees which the Company believes translates into exceptional customer service. For example, in the "Tell on Your Buddy" program, employees are encouraged to share with senior managers good ideas and thoughts put into practice by fellow employees and, in the process, make themselves eligible for a significant reward. The Company also holds lively weekly sales meetings to elicit ideas about products and services to emphasize. The Company believes that the overall effect of these programs is to improve morale, customer service and financial performance.

MARKET AREAS

         For operational purposes, the Company groups its markets into two regions, the Triad region and the Wilmington region. The Company's deposit market share in Reidsville as of June 30, 1997, the most recent date for which data are available, was 32.6%, which ranked first among banks, credit unions and thrift institutions, and in all of Rockingham County equaled 20.5% as of the same date, which ranked first. The following table summarizes the banking offices, deposits and market share for the Company's offices, categorized by city.

                                                     DEPOSITS AT DECEMBER 31,
                                                   -----------------------------
REGION/CITY                                          1997                 1996
-----------                                        --------             --------
                                                           (IN THOUSANDS)
TRIAD REGION:
Reidsville(1) ........................             $152,221             $145,377
Eden(1) ..............................               45,305               34,003
Madison ..............................               14,611             Not open
Ruffin ...............................                5,014             Not open
Greensboro ...........................               19,822             Not open
                                                   --------             --------
      Subtotal .......................              236,973              179,380
                                                   --------             --------
WILMINGTON REGION:
Wilmington ...........................               35,301             Not open
                                                   --------             --------
      Total ..........................             $272,274             $179,380
                                                   ========             ========

------------------

(1)      Includes three banking offices.

         The following is a summary description of the Triad and Wilmington market areas.

         Triad - Rockingham County. Rockingham County was formed in 1785 and is located in the north central area of North Carolina. It has a land area of 568 square miles and a population of 87,672. Surrounding counties are Guilford to the south, Caswell to the east and Stokes County to the west. The county is bordered on the north by the Commonwealth of Virginia. Piedmont Triad International Airport is located 20 miles away and Norfolk Southern has two rail connection lines in the county. The county, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its efforts to serve its citizens. Rockingham County's economy remained strong through 1996 (the most recent year for which data are available) with average unemployment of 4.6%. During 1996 industrial and commercial activity for Rockingham County created $47.0 million in new investments that created 343 jobs.

         Triad - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, tobacco, machinery and electronics equipment. The area has access to major domestic and international markets from Interstate Highways 40 and 85 and the Piedmont Triad International Airport. Entrepreneur magazine recently ranked the Triad area as fourth in a list of the top 20 cities in which to establish a small business. According to the U.S. Department of Commerce, the Triad area recorded export sales of $3.6 billion in 1996 and is ranked 37th nationally in that category.

         Wilmington. Wilmington is the county seat and the industrial center of New Hanover County and its recent rate of growth has been topped by only one other city in North Carolina. The total population of New Hanover County is approximately 125,000 and it is served by Interstate Highway 40 and U.S. Highways 17 and 74. The area is serviced by national and regional airlines through facilities at the New Hanover International Airport in New Hanover County. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past 20 years. The Wilmington area industries produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's only two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern North Carolina.

LENDING ACTIVITIES

         General. The Bank offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market areas. The Bank's total loans at December 31, 1997 were $228.7 million, or 74.3% of total earning assets. The Bank also makes secured construction loans to home builders and residential mortgagees, which are often secured by first and second real estate mortgages. At December 31, 1997, the Bank had no large loan concentrations (exceeding ten percent of its portfolio) in any particular industry.

         Loan Composition. The following table sets forth, at the dates indicated, the composition of the Bank's loan portfolio and the related percentage composition.

                                                                             AT DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                     1997                      1996                      1995
                                             -------------------       -------------------       -------------------
                                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REAL ESTATE:
Commercial ............................      $ 51,022       22.3%      $ 30,516       21.1%      $ 27,208       24.4%
Residential ...........................        58,238       25.5         44,109       30.5         36,438       32.6
Construction and development ..........        19,083        8.3         13,407        9.3          4,531        4.1
                                             --------      -----       --------      -----       --------      -----
               Total real estate ......       128,343       56.1         88,032       60.9         67,177       61.1
                                             --------      -----       --------      -----       --------      -----

COMMERCIAL, FINANCIAL AND  AGRICULTURAL        54,294       23.7         25,175       17.4         18,248       16.3
                                             --------      -----       --------      -----       --------      -----

CONSUMER:
      Direct ..........................        23,237       10.2         16,766       11.6         15,247       13.6
      Home equity .....................        19,740        8.6         13,516        9.3          9,579        8.6
      Revolving .......................         3,101        1.4          1,096        0.8            457        0.4
                                             --------      -----       --------      -----       --------      -----
             Total consumer ...........        46,078       20.2         31,378       21.7         25,283       22.6
                                             --------      -----       --------      -----       --------      -----
             Total ....................      $228,715        100%      $144,585        100%      $111,708        100%
                                             ========      =====       ========      =====       ========      =====

         Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $128.3 million, or 56.1 %, of the Bank's total loans at December 31, 1997. The Bank held at December 31, 1997 real estate loans of various sizes ranging up to $2.9 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, although the installment payments may be structured generally on a 15-year amortization basis. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80% and net project cash flow available for debt service equals 120% of the debt service requirement. The Bank also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Bank experienced no net loan losses on commercial real estate loans during 1997 and 1996.

         The Bank originates residential loans for its portfolio on single and multi-family properties, both owner occupied and non-owner occupied, and at December 31, 1997 it held $58.2 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Bank typically charges an origination fee. The Bank attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Bank has experienced minimal loan losses on residential real estate over the past ten years.

         The Bank also originates residential loans for sale into the secondary market. Through its mortgage banking division, the Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Bank is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance which are recognized in income when the loan is sold. During 1997 and 1996, the Bank earned loan origination fees of $81,000 and $32,000, respectively. At December 31, 1997, the Bank held none of such loans for sale, and during 1997 the Bank sold an aggregate of $5.6 million of such loans. The Bank sells these loans on a non-recourse basis.

         The Bank's current strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $2.5 million, not to exceed $2.5 million. At December 31, 1997 and 1996, the Bank held $19.1 million and $13.4 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank limits its lending to projects involving small commercial centers that have strong anchor tenants and are otherwise substantially pre-leased, or residential projects that are either presold or are being built by the proposed occupant. The leases on commercial projects must generally result in a loan to capitalized lease value of no greater than 75% and a net cash flow to debt service ratio of at least 120%. The Bank historically has required a personal guarantee from the developer or builder. Loan terms are typically 12 to 15 months on a commercial project and nine months on a residential project, although the Bank occasionally will make a "mini-permanent" loan for purposes of construction and development up to a three to five year term. Rates are typically variable and the Bank typically charges an origination fee. During 1997 and 1996, the Bank experienced no net loan losses on these types of loans.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1997, the Bank held $54.3 million of commercial loans, or 23.7% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate the capacity to produce net cash flow available for debt service of 125% to 150% of debt service requirements. During 1997, the Bank experienced net loan losses on commercial loans of $6,000 and in 1996 had no such net loan losses.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans originated directly by the Bank, home equity revolving lines of credit, and unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrower's residence, but the Bank attempts to underwrite the credit independent of the collateral value. At December 31, 1997, the Bank held $43.8 million of consumer loans, including home equity revolving lines of credit. During 1997 and 1996, respectively, the Bank experienced net consumer loan losses of $29,000 and $35,000.

         Credit Card Loans. In 1996, the Bank began offering credit card loans to individuals and businesses who meet the Bank's underwriting standards with respect to income, credit rating, established residence and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such loans rising at the end of each calendar year. At December 31, 1997, credit card loans equaled approximately $2.3 million, or approximately 1.0% of the Bank's total loan portfolio. Net losses on credit card loans equaled $19,000 in 1997 and $0 in 1996.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have lending limits up to $100,000; loans in excess of that limit must be approved by the city executive. If the lending request exceeds the city executive's lending limit, which is $500,000, the loan must be submitted to and approved by the appropriate senior credit officer. The senior credit officer has authority to approve a loan up to $750,000. All loans in excess of $750,000 must be approved by the President and Chief Executive Officer, who may approve loans of up to $2.5 million.

         The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing no less than annually all credit relationships in excess of $100,000 in their respective portfolios. All new relationships, that is, those not more than 60 days old, in excess of $100,000 are reviewed by a credit management committee comprised of loan officers and senior management every two weeks. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior loan officers of the Bank. The officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets designed to improve the Bank's credit position for an early resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Bank has also engaged a third party consultant to review its loan portfolio, the first examination of which is expected to occur in 1998.

         The Bank's credit review system supplements the Bank's loan rating system, pursuant to which the Bank may place the loan on its criticized asset list or may classify the loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience in the Bank in each such category, is used to determine the adequacy of the Bank's allowance for loan and lease losses quarterly. These credits are also individually reviewed by senior credit officers of the Bank to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

         Outsourcing of Certain Operational Functions. The Company has agreements with third parties to provide a variety of specialized functions to the Bank in connection with its lending operations. In each of these relationships, the Bank benefits from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without impacting customer service.

DEPOSITS

         The Bank offers a variety of deposit programs to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.

                                         AT DECEMBER 31,
                                 -----------------------------
                                  1997        1996        1995
                                 -----       -----       -----
Non-interest bearing demand       11.6%       12.2%       12.5%
Savings/NOW/MMI ...........       19.4        27.3        28.8
Certificates of deposits ..       69.0        60.5        58.7
                                 -----       -----       -----
                                 100.0%      100.0%      100.0%

         The Bank accepts deposits at its ten banking offices, eight of which have automated teller machines. The Bank's memberships in the "HONOR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. The Bank charges a fee of $1.50 per transaction for the use of its ATM facilities by those who are not depositors with the Bank. The Bank also operates two free-standing ATM'S. See "Properties." The Bank controls deposit flows primarily through the pricing of such deposits and to a certain extent through promotional activities, such as its "Prestige" and "Priority" accounts for deposits of $25,000 and $75,000, respectively, and the "FNB Club" which extends special privileges and sponsors group excursions to sites and performances of interest to account holders over the age of 55. The Bank also offers as a convenience to come to a customers home or place of business to pick-up a non-cash deposit the customer wishes to make. At December 31, 1997, the Bank had $59.7 million in certificates of deposit of $100,000 or more. In January 1998, the Bank joined an electronic network which allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks (no brokers funds are accepted) and amounts are typically just under $100,000, to assure FDIC insurance coverage. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with those offered by other institutions in the Bank's market areas.

INVESTMENT SERVICES

         The Bank offers the services of an investment advisor employed by American Express Financial Advisors who splits his time among seven of the Bank's branches and is available to depositors, as well as those who are not account holders in the Bank. This advisor offers mutual fund services, tax and estate planning and other financial services and the Bank receives a commission based on the advisor's sales. The Bank benefits by attracting customers to its branches who may not otherwise have reason to transact business there and by earning additional fees. In 1997, the Bank earned fees in the amount of $23,000 from commissions generated from these services.

MARKETING

         The Bank currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Bank's officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services on a personal level. The Bank occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. Since the Company does not have a fully-staffed marketing department, the Bank's marketing, advertising and public relations campaigns focus on the following two components:

         - Value. Among other things, the Bank offers attractive rates for its financial products, including its certificates of deposit and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Bank's rates, as well as by the variety of individualized services the Bank promotes and offers.

         - Convenience and Service. All personnel of the Bank aim toward serving the individual needs of the Bank's customers. For example, senior personnel are accessible on very short notice, even after normal banking hours, by way of pagers and other means. In addition, all employees are eligible to earn incentive compensation for sales and cross-sales to customers.

         Management intends to continue to market the Bank's services through a combination of advertising campaigns, public relations activities and local affiliations. In most of its markets, the Bank has established advisory boards, comprised of local community leaders, to promote the Bank. While the key messages of value, convenience, service and reliability will continue to play a major role in the Bank's marketing and public relations efforts, management may also focus on targeted groups, such as professionals, in addition to small to medium-sized local businesses.

         A vital part of the Bank's marketing plan is the execution of a public relations strategy. Many traditional public relations methods will be used in promoting Bank services. Management intends to pursue media coverage, including general press, industry periodicals and other media covering banking and finance, consumer issues and special interests. Press releases, quarterly shareholder reports, media alerts and presentations will announce new banking services as they are added.

COMPETITION

         Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching. Currently, many of the Bank's competitors are significantly larger and have greater resources than the Bank. The Bank continues to encounter significant competition from a number of sources, including bank holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations in the State, several of which have as many as 200 to 300 branches in North Carolina. Competition with the Bank is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Bank's competitors. Consequently, many of the Bank's competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services that the Bank does not offer. As a result of the interstate banking legislation, the Bank's market is open to future penetration by banks located in other states provided the other state allows acquisitions of its banking institutions by North Carolina banking institutions, thereby increasing competition. To date, there is interstate branching among banks in North Carolina, Virginia, South Carolina and Tennessee.

         The management of the Bank believes banks compete in the following areas: convenience of location, interest rates for deposits and loans, types of accounts and services offered, and quality of the personnel providing services. In its early years, the Bank sought to attract depositors and borrowers primarily through offering competitive interest rates for both loans and deposits. More recently, the Bank has determined to compete primarily through the quality of its services, experience of its personnel and community oriented approach. The Bank also relies on the personal contacts of its officers and directors to attract depositors and borrowers in its target market of small to medium-sized businesses. In addition to its central Board of Directors, the Bank has established local advisory boards in most of the communities served to promote contacts in the business communities.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 129 full-time and 19 part-time employees. None of the employees of the Company are represented by any collective bargaining unit. The Company considers its relations with its employees to be good.

SUPERVISION AND REGULATION

         As a bank holding company, the Company is subject to the supervision, examination and reporting requirements contained in the Bank Holding Company Act of 1956 (the "BHCA") and the regulations of the Federal Reserve Board (the "Federal Reserve"). The Company's subsidiary is organized as a national banking association and is subject to the supervision, examination and reporting requirements of the Office of the Comptroller of the Currency ("OCC"). The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

         General. As a bank holding company, the Company is subject to the supervision, examination and reporting requirements contained in the BHCA and the regulations of the Federal Reserve. The Bank is organized as a national banking association and is subject to the supervision, examination and reporting requirements of the OCC.

         Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of, or a waiver of the requirement for such approval by, the Federal Reserve.

         In addition, the Company's activities, and those of companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. For example, banking, operating a thrift institution, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions and certain insurance underwriting activities have all been determined by the Federal Reserve to be permissible activities.

         The Federal Reserve has the authority to prevent the continuance or development of unsafe or unsound banking practices or other violations of law and to take certain remedial action. In particular, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, despite prior approval of such activity or such ownership or control, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

         The Company is also subject to the North Carolina Bank Holding Company Act of 1984 ("NCBHCA"). This statute prohibits bank holding companies from acquiring or controlling certain non-bank banking institutions (for example, institutions which accept deposits but do not make commercial loans) which have offices in North Carolina. As required by the NCBHCA, the Company, by virtue of its ownership of the Bank, has registered as a bank holding company with the Commissioner of Banks of the State of North Carolina.

         The earnings of the Company are affected by the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the OCC and the Federal Deposit Insurance Corporation (the "FDIC"). In addition, there are numerous governmental requirements and regulations that affect the activities of the Company.

         On November 13, 1997, the Company and the OCC entered into a Memorandum of Understanding (the "MOU"). The MOU, which was signed by all of the Company's directors, arose out of the OCC's regular examination of the Company in 1997. The actions that the OCC requested the Company to take were, generally, in the nature of improving the Company's internal procedures and policies, such as revising its written loan policy, developing a program to strengthen its loan administration and taking steps to increase its liquidity commensurate with its past, and expected future, growth. Following the Company's implementation of the recommendations set forth in the MOU, in February 1998 the OCC informed the Company that no further action was being requested and the Company believes that it is in compliance with the provisions of the MOU. See Note 17 to the Company's Consolidated Financial Statements and "Risk Factors - Memorandum of Understanding" in Exhibit 99.01 of this report.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. A major portion of the Company's revenues result from amounts paid as dividends to the Company by the Bank. The prior approval of the OCC is required for the payment of any dividend by a national bank if the total of all dividends declared by the board of directors of such bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Furthermore, unless and until a bank's surplus fund is equal to its common capital, no dividend may be declared until the bank has carried to its surplus fund not less than one-tenth of its net profits for the preceding half-year (in the case of quarterly or semiannual dividends), or at least one-tenth of its net profits for the preceding two consecutive half-years (in the case of annual dividends). Federal law also prohibits any national bank from paying dividends which would be greater than such bank's undivided profits after deducting statutory bad debt in excess of such bank's allowance for loan losses.

         Under the foregoing dividend restrictions, as of December 31, 1997, the Bank, without obtaining affirmative governmental approvals, could pay aggregate dividends of $4.9 million to the Company.

         In addition, the Company and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority has the power to determine, under certain circumstances relating to the financial condition of a national bank or bank holding company, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The OCC (the appropriate agency with respect to the Bank) has indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The OCC, the FDIC and the Federal Reserve have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

         Borrowings. There are also various legal restrictions on the extent to which the Company can borrow or otherwise obtain credit from the Bank. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to the Company, to ten percent of the Bank's capital stock and surplus.

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata and, to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency.

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support such subsidiary. This support may be required at times when, absent such Federal Reserve policy, the Company may not find itself willing or able to provide it.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Capital Adequacy. The Federal Reserve, the FDIC and the OCC have adopted substantially similar risk-based and leverage capital guidelines for United States banking organizations. Under these risk-based capital standards, the minimum consolidated ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("Tier I Capital" and, together with Tier 2 Capital, "Total Capital"). The remainder of Total Capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("Tier 2 Capital"). At December 31, 1997, the Company's Tier I and Total Capital ratios were 8.92% and 9.88%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier I Capital to adjusted average quarterly assets less certain amounts ("Leverage Ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four percent and five percent. The Company's Leverage Ratio at December 31, 1997, was 7.02%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier I Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier I Leverage Ratio applicable to it.

         The Bank is subject to similar capital requirements adopted by the OCC or the FDIC. The Bank had a Leverage Ratio of 6.79% as of December 31, 1997. The federal banking agencies have not advised the Bank of any specific minimum Leverage Ratio applicable to it.

         Prompt Corrective Action. The Federal Deposit Insurance Act, as amended (the "FDIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five capital tiers:
"well capitalized"; "adequately capitalized"; "undercapitalized"; "significantly undercapitalized"; and "critically undercapitalized". A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

         The federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Capital Ratio, Tier I Capital Ratio and the Leverage Ratio. Under the regulations, a FDIC-insured bank will be (i) "well capitalized" if it has a Total Capital Ratio of ten percent or greater, a Tier I Capital Ratio of six percent or greater and a Leverage Ratio of five percent or greater and is not subject to any order or written directive by the OCC to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a Total Capital Ratio of eight percent or greater, a Tier I Capital Ratio of four percent or greater and a Leverage Ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a Total Capital Ratio of less than eight percent, a Tier I Capital Ratio of less than four percent or a Leverage Ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a Total Capital Ratio of less than six percent, a Tier I Capital Ratio of less than three percent or a Leverage Ratio of less than three percent; and
(v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1997, the Company's subsidiary bank had capital levels that qualifies it as being "adequately capitalized" under such regulations.

         The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of: (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized"; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

         "Significantly undercapitalized" insured depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

         Depositor Preference Statute. Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

         Interstate Banking and Branching Legislation. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than ten percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

         In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching prior to May 31, 1997. The state of North Carolina has "opted in" to such legislation, effective June 22, 1995. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. As a result of North Carolina's opt-in law, North Carolina law permits unrestricted interstate de novo branching.

         FDIC Insurance Assessments. Effective January 1, 1996, the FDIC reduced the insurance premiums it currently charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000 for "well capitalized" banks.

         Effects of Governmental Policies. The earnings and business of the Company and the Bank are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company leases or owns ten banking offices, as shown in the following table:

                      LOCATION                      OWNED OR LEASED         ATM(1)         YEAR OPENED/PURCHASED
                      --------                      ---------------         ------         ---------------------
       202 South Main Street
       Reidsville, North Carolina..........            Owned (2)               X                 1918(3)

       1646 Freeway Drive
       Reidsville, North Carolina..........              Owned                 X                   1972

       202 Turner Drive
       Reidsville, North Carolina..........              Owned                 X                   1989

       203 East Meadow Road
       Eden, North Carolina................      Leased (expires 2001)         X                   1987

       801 South Van Buren Road
       Eden, North Carolina................            Owned(4)                X                   1996

       151 North Fieldcrest Road
       Eden, North Carolina................      Leased (expires 2008)                             1996

       605 North Highway Street
       Madison, North Carolina.............              Owned                 X                   1997

       9570 U.S. 29 Business
       Ruffin, North Carolina..............      Leased (expires 2004)                             1997

       2132 New Garden Road
       Greensboro, North Carolina.........               Owned                 X                   1997

       704 South College Road
       Wilmington, North Carolina..........      Leased (expires 2002)         X                   1997

--------------

(1) Two additional remote ATM's are located in Reidsville, North Carolina pursuant to leases that expire in 1998 and 2001, respectively. Each of the ATM's situated at a banking office is a drive-up ATM.

(2) Consists of 27,000 square feet in a two story building and includes the Company's executive offices.

(3) Original office opened in different location in 1918. Current office opened in 1980.

(4) Serves as the main banking office in Eden. In 1996, the Bank also closed an office located in Eden upon the expiration of the lease for such office.

ITEM 3.           LEGAL PROCEEDINGS

                  In the ordinary course of operations, the Company is a party to various legal proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management threatened, in which an adverse decision could result in a material adverse change in the business or results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ending December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         Ernest J. Sewell, age 57, is the President, Chief Executive Officer and a Director of the Company and the Bank. He assumed his current position on January 26, 1995 after the resignation of Willard B. Apple, Jr. from those positions on that date. Prior to joining the Company and the Bank, Mr. Sewell served as Senior Vice President of Branch Banking and Trust Company, with 26 years of previous banking experience. Mr. Sewell is a member of the Board of Trustees of Annie Penn Memorial Hospital, Reidsville, North Carolina, and is Chairman of its Investment Committee. He also serves on the boards of various charitable organizations and is Vice Chairman of the Rockingham County Airport Authority.

         Robert F. Albright, age 61, is Senior Vice President, Secretary and Chief Financial Officer of the Company and the Bank, and Treasurer of the Company. He joined the Bank in 1980 as Vice President and was elected Senior Vice President and Secretary in 1985.

         Richard L. Powell, age 46, is Senior Vice President, Support Services, of the Company and the Bank, and Assistant Secretary of the Company. He joined the Bank in 1986 as Assistant Vice President and was promoted to Vice President in 1988 and to Senior Vice President in 1993.

         Howard E. Campbell, age 51, became Senior Vice President of the Bank in November 1997. From 1986 to 1995, Mr. Campbell was a Vice President at Branch Banking and Trust Company, when he became a partner in North State Financial Management Corp., an investment advisory firm. He was with

The Fidelity Bank, headquartered in Fuquay-Varina, North Carolina, as a Vice President during September and October 1997.

         C. Melvin Gantt, age 60, is Senior Vice President, Area Manager, of the Bank. He joined the Bank in 1968, was promoted to Assistant Vice President in 1975, to Vice President in 1978, and to Senior Vice President in 1987.

         Deborah S. Pryor, age 45, is Senior Vice President, Operations, of the Bank. She joined the Bank in 1971, was promoted to Assistant Vice President in 1988, to Vice President in 1991, and to Senior Vice President in 1995.

         Arnold F. Robertson, age 54, is Senior Vice President, Sales Manager and Marketing, of the Bank. He joined the Bank in 1969, was promoted to Assistant Vice President in 1975, to Vice President in 1980 and to Senior Vice President in 1988.

         Kenneth B. Yates, age 40, is Senior Vice President, Loan Administration and Loan Review, of the Bank. He joined the Bank in 1982 as General Auditor, was promoted to Vice President in 1988 and to Senior Vice President in 1995.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  Incorporated by reference from page 17 of the Company's 1997 Annual Report to Shareholders included as Exhibit 13.01 to this report.

                  The Company did not sell any securities in the fiscal year ended December 31, 1997 which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 90,330 shares of its Common Stock at a weighted average exercise price of $23.1562 per share pursuant to the Company's Omnibus Equity Compensation Plan.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  Incorporated by reference from pages 5 through 16 of the Company's 1997 Annual Report to Shareholders included as Exhibit 13.01 to this report.

ITEM 7.           FINANCIAL STATEMENTS

                  Incorporated by reference from pages 18 through 37 of the Company's 1997 Annual Report to Shareholders included as Exhibit 13.01 to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 13, 1998, with respect to the Annual Meeting of Shareholders to be held on April 14, 1998.

ITEM 10.          EXECUTIVE COMPENSATION

                  Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 13, 1998, with respect to the Annual Meeting of Shareholders to be held on April 14, 1998.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 13, 1998, with respect to the Annual Meeting of Shareholders to be held on April 14, 1998.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 13, 1998, with respect to the Annual Meeting of Shareholders to be held on April 14, 1998.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits

Exhibit No.       Description
-----------       -----------
3.01(1)           Articles of Incorporation and Amendments thereto.
3.02              Form of Amended and Restated Articles of Incorporation (to be
                  filed following shareholder approval at 1998 Annual Meeting of
                  Shareholders scheduled for April 14, 1998).
3.03(2)           Bylaws of the Company.
3.04(3)           Amendment to Bylaws of the Registrant.
4.01(4)           Specimen Common Stock Certificate.
10.01(5)          Stock Compensation Plan of the Registrant approved April 11,
                  1989 by the Shareholders of the Registrant, with forms of
                  stock option and stock bonus agreements attached.
10.02(1)          Omnibus Equity Compensation Plan of the Registrant.
10.03(1)          Severance Policy for Senior Officers of the Registrant
                  (employed for five years or more).
10.04(6)          Revised Severance Policy for Senior Officers of the Registrant
                  (employed for five years or more).
10.05(1)          Severance Policy for Senior Officers of the Registrant
                  (employed for less than five years).
10.06(7)          Equipment Sale Agreement and related agreements dated
                  September 24, 1992 by and among the Registrant and Information
                  Technology, Inc.
10.07(8)          Benefit Equivalency Plan effective January 1, 1994.
10.08(8)          Annual Management Incentive Plan.
10.09(8)          Long Term Incentive Plan.

10.10(8) Employment Agreement dated May 18, 1995 between the Registrant and First National Bank of Reidsville, jointly, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant and the Bank.
10.11(9)          Split-Dollar Agreement dated January 27, 1995 between the
                  Registrant and Ernest J. Sewell.
10.12(9)          Split-Dollar Agreement dated September 26, 1994 between the
                  Registrant and Robert F. Albright.
10.13(9)          Split-Dollar Agreement dated January 27, 1995 between the
                  Registrant and C. Melvin Gantt.
10.14(9)          Split-Dollar Agreement dated December 8, 1995 between the
                  Registrant and Richard L. Powell.
10.15             Lease, dated January 31, 1997, between the Registrant and
                  Landmark Commercial, Inc., relating to the Wilmington branch office.
13.01             Those portions of the Registrant's 1997 Annual Report to
                  Shareholders which have been incorporated by reference into this Annual Report on Form 10-KSB.
21.01             Subsidiaries of the Registrant.
23.01             Consent of Cherry, Bekaert & Holland, L.L.P.
99.01             Risk Factors relating to the Registrant.

--------------------------

         (1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.
         (2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, filed with the Securities and Exchange Commission.
         (3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, filed with the Securities and Exchange Commission.
         (4) Incorporated herein by reference the Registrant's Registration Statement on Form S-14 (No. 2-90095), filed with the Securities and Exchange Commission.
         (5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.
         (6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.
         (7) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, filed with the Securities and Exchange Commission.
         (8) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.
         (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.

(b)      Reports on Form 8-K.

         None.

                           FORWARD-LOOKING STATEMENTS

         Information set forth in this Annual Report on Form 10-KSB under the caption "Business" and incorporated by reference herein from the Company's Annual Report to Shareholders contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other various thereof or comparable terminology.

         The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Company's Common Stock, other considerations described in connection with specific forward looking statements and the other Risk Factors described in Exhibit 99.01 attached to this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FNB FINANCIAL SERVICES CORPORATION

Date:  March 17, 1998
                                    By: /s/ Ernest J. Sewell
                                       -----------------------------------------
                                       Ernest J. Sewell, President
                                         and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                        Capacity                                 Date
              ---------                                        --------                                 ----
/s/ Ernest J. Sewell                       President, Chief Executive Officer and Director      March 17, 1998
-----------------------------                       (Principal Executive Officer)
Ernest J. Sewell

/s/ Robert F. Albright                    Senior Vice President and Chief Financial Officer     March 17, 1998
-----------------------------                       (Principal Financial Officer)
Robert F. Albright

/s/ Michael W. Shelton                         Vice President and Controller (Principal         March 17, 1998
-----------------------------                            Accounting Officer)
Michael W. Shelton

/s/ Willard B. Apple, Jr.                               Chairman of the Board                   March 17, 1998
-----------------------------
Willard B. Apple, Jr.

/s/ Charles A. Britt                                           Director                         March 17, 1998
-----------------------------
Charles A. Britt

/s/ Barry Z. Dodson                                            Director                         March 17, 1998
-----------------------------
Barry Z. Dodson

/s/ O. Eddie Green                                             Director                         March 17, 1998
-----------------------------
O. Eddie Green

                                                               Director                         March __, 1998
-----------------------------
Joseph H. Kinnarney

/s/ Clifton G. Payne                                           Director                         March 17, 1998
-----------------------------
Clifton G. Payne

/s/ Elton H. Trent, Jr.                                        Director                         March 17, 1998
-----------------------------
Elton H. Trent, Jr.

                                                               Director                         March __, 1998
-----------------------------
Kenan C. Wright

                                  EXHIBIT INDEX


       Exhibit           Description
       -------           -----------
          3.02           Form of Amended and Restated Articles of Incorporation.
         10.15           Lease, dated January 31, 1997, between the Registrant
                         and Landmark Commercial, Inc., relating to the
                         Wilmington branch office.
         13.01           Those portions of the Registrant's 1997 Annual Report
                         to Shareholders which have been incorporated by
                         reference in this Annual Report on Form 10-KSB.
         21.01           Subsidiaries of the Registrant.
         23.01           Consent of Cherry, Bekaert & Holland, L.L.P.
         99.01           Risk Factors relating to the Company.