Form 10-Q
period 1998-03-31
FNB FINANCIAL SERVICES CORP
filed 1998-05-15
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                  336-342-3346
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                              Yes [X]   No [ ]

3,282,211 common shares were outstanding as of April 30, 1998, with a par value of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                      INDEX


                                                                          PAGE
PART  I   FINANCIAL INFORMATION                                          NUMBER
Item  1   Financial Statements
          Consolidated Balance Sheet
          March 31, 1998 and December 31, 1997                              1
          Consolidated Statement of Income
          Three months ended March 31, 1998 and 1997                        2
          Consolidated Statement of Changes in Shareholders Equity
          March 31, 1998 and December 31, 1997                              3
          Consolidated Statement of Comprehensive Income
          March 31, 1998 and December 31, 1997                              4
          Regulatory Capital Ratio Requirements                             5
          Consolidated Statement of Cash Flows
          Three months ended March 31, 1998 and 1997                      6 - 7
          Notes to Consolidated Financial Statements                      8 - 13

Item  2   Management's Discussion and Analysis of Financial Condition    14 - 15
          and Results of Operations

Item  3   Quantative and Qualitative Disclosures About Market Risk          15




PART  II  OTHER INFORMATION
Item  1   Legal Proceedings                                                 16
Item  2   Changes in Securities and Use of Proceeds                         16
Item  3   Defaults Upon Senior Securities                                   16
Item  4   Submission of Matters to a Vote of Security Holders               16
Item  5   Other Information                                                 16
Item  6   Exhibits and Reports on Form 8-K                                  17

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 (in thousands)



                                               March 31,        December 31,
                                                  1998              1997
                                                --------          --------
ASSETS
Cash and due from banks                           12,092             9,612
Federal funds sold                                 4,035                 0
                                                --------          --------
     Total cash and cash equivalents              16,127             9,612
Securities available for sale                     94,721            77,346
Other equity securities                            1,088             1,392
Loans                                            247,470           228,715
   Less: Allowance for loan losses                (2,550)           (2,331)
                                                --------          --------
     Net Loans                                   244,920           226,384

Property and equipment, net                        6,413             6,490
Intangible assets                                    692               715
Accrued income and other assets                    3,828             3,212
                                                --------          --------
     Total Assets                                367,789           325,151
                                                ========          ========

LIABILITIES AND SHAREHOLDERS EQUITY
Deposits
   Noninterest bearing                            34,729            31,464
   Interest bearing:
   Savings accounts                               17,770            16,889
   NOW accounts                                   20,236            20,445
   MMI accounts                                   19,623            15,439
   Other time accounts                           222,836           188,037
                                                --------          --------
     Total deposits                              315,194           272,274

Federal funds purchased and securities
   sold under repurchase agreements               10,447            13,720
Other borrowings                                  15,000            15,000
Accrued expenses and other liabilities             4,014             1,639
                                                --------          --------
     Total Liabilities                           344,655           302,633

Shareholders Equity
Common stock, $1.00 par; authorized
   3,000,000 shares; 2,498,782 shares
   issued in 1998; 2,493,680 shares
   issued in 1997                                  2,499             2,494
Paid in Capital                                    3,389             3,287
Accumulated other comprehensive income:
Net unrealized gain/(loss) on
   securities available for sale                     180               196
Retained earnings                                 17,066            16,541
                                                --------          --------
     Total Shareholders Equity                    23,134            22,518

     Total liabilities and
      shareholders equity                        367,789           325,151
                                                ========          ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                          Consolidated Income Statement
                      (In thousands, except per share data)



                                                             Three Months Ended
                                                                  March 31,
                                                        ----------------------------
INTEREST INCOME                                            1998               1997
                                                        ---------         ----------
Interest and fees on loans                                  5,547              3,394
Interest on federal funds sold                                 50                 47
Interest and dividends on investments:
   U.S. Treasury securities                                    45                172
   Federal Agency securities                                1,086                472
   State, County and Municipal securities                      75                103
   Other securities                                            25                 11
                                                        ---------         ----------
     Total Interest Income                                  6,828              4,199

INTEREST EXPENSE
Interest on savings, NOW and MMI deposits                     287                248
Interest on other time deposits                             2,917              1,617
Interest on federal funds purchased,
borrowed funds, and securities sold
under agreement to repurchase                                 358                101
                                                        ---------         ----------
     Total Interest Expense                                 3,562              1,966

Net Interest Income                                         3,266              2,233
   Provision for loan losses                                  265                 80
                                                        ---------         ----------
Net interest income after loan
   loss provision                                           3,001              2,153

NONINTEREST INCOME
Deposit service charge                                        244                195
Insurance commissions                                          19                 16
Net securities gains/(losses)                                  10                  0
Net gain/(loss) on sale of mortgages                           49                 (2)
Other operating income                                        113                 45
                                                        ---------         ----------
     Total noninterest income                                 435                254

NONINTEREST EXPENSE
Salaries and employee benefits                              1,436                994
Net occupancy expense                                         144                118
Furniture and equipment expense                               175                125
Insurance                                                      13                  9
Printing and supplies                                          62                 54
Net loss on disposition of asset                                0                 33
Other operating expense                                       427                342
                                                        ---------         ----------
     Total noninterest expense                              2,257              1,675

Income Before Income Taxes                                  1,179                732
   Applicable income taxes                                    404                226
                                                        ---------         ----------

     NET INCOME                                               775                506
                                                        =========         ==========


PER SHARE DATA
   Net income, basic                                    $    0.31         $     0.21
   Net income, diluted                                  $    0.29         $     0.19
   Cash dividends                                       $    0.10         $     0.09
   Weighted average shares outstanding, basic           2,498,034          2,460,448
   Weighted average shares outstanding, diluted         2,708,695          2,671,109

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                        Consolidated Statement of Changes
                             in Shareholders Equity
                                 (In thousands)


                                                March 31,      December 31,
                                                  1998             1997
                                                -------          -------
Common Stock:
   Balance at beginning of year                   2,494            1,383
   Stock dividend                                     0            1,082
   Dividend reinvestment plan                         3                6
   Exercise of stock options                          1               11
   Employee stock awards                              0                0
   Employee 401(k) plan                               1               12
                                                -------          -------
      Balance at end of year                      2,499            2,494

Paid in Capital:
   Balance at beginning of year                   3,287            2,728
   Dividend reinvestment plan                        61              156
   Exercise of stock options                          7               92
   Employee stock awards                              0                3
   Employee 401(k) plan                              34              308
                                                -------          -------
      Balance at end of year                      3,389            3,287

Retained Earnings:
   Balance at beginning of year                  16,541           16,119
   Net income for years                             775            2,477
   Cash dividends                                  (250)            (959)
   Stock dividend                                     0           (1,082)
   Cash paid for fractional shares                    0              (14)
                                                -------          -------
      Balance at end of year                     17,066           16,541

Accumulated other comprehensive income:
   Net unrealized gains/(loss) on
      securities held for sale                      180              196

Total Shareholders Equity                        23,134           22,518
                                                =======          =======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                 Consolidated Statement of Comprehensive Income
                                 (In thousands)


                                                  Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    1998          1997
                                                    ----          ----
Net income                                           775           506

Unrealized gains/(losses) on
   available for sale securities                     (16)          (96)

Less: reclassification adjustment for gains
   included in net income                             (7)            0
                                                    ----          ----

Other comprehensive income                           (23)          (96)
                                                    ----          ----

Comprehensive income                                 752           410
                                                    ====          ====


Disclosure of Taxes Allocated to Each Component of Comprehensive Income

                                                                          Tax Expense
                                                            Pretax        or Benefit         Net of Tax
                                                          ------------    -------------------------------
March 31, 1998
--------------
Unrealized gains on securities:
Unrealized holding gains arising in period                        (26)              10               (16)
Less: reclassification adjustment for gains
   included in net income                                         (10)               3                (7)
                                                          ------------    -------------     -------------
Net unrealized gains                                              (36)              13               (23)
                                                          ------------    -------------     -------------
   Other comprehensive income                                     (36)              13               (23)
                                                          ============    =============     =============


                                                                          Tax Expense
                                                            Pretax        or Benefit         Net of Tax
                                                          ------------    -------------------------------
March 31, 1997
--------------
Unrealized gains on securities:
Unrealized holding gains arising in period                       (157)              61               (96)
Less: reclassification adjustment for gains
   included in net income                                           0                0                 0
                                                          ------------    -------------     -------------
Net unrealized gains                                             (157)              61               (96)
                                                          ------------    -------------     -------------
   Other comprehensive income                                    (157)              61               (96)
                                                          ============    =============     =============


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Regulatory Capital Ratio Requirements


                                          Minimum          Three Months Ended
                                          Standard           March 31, 1998
                                          --------           --------------

Capital Adequacy -  Risk Based
Tier 1                                      4.0 %                 8.50 %
Total Capital                               8.0 %                 9.47 %

Leverage Ratio
Tier 1                                      4.0 %                 6.57 %

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)


Increase/(Decrease) in Cash and Cash Equivalents:

                                                                  Three Months Ended
                                                            March 31, 1998   March 31, 1997
                                                            --------------   --------------
Cash flows from operating activities:
   Interest received                                              6,871            3,487
   Fees and commissions                                             565              397
   Interest paid                                                 (3,231)          (1,775)
   Noninterest expense paid                                      (2,273)          (1,717)
   Income taxes paid                                                 15              (70)
   Proceeds from mortgage loans                                   6,849              517
                                                                -------          -------
      Net cash provided/(used) by operating activities:           8,796              839

Cash flows from investing activities:
   Proceeds from sale of securities                              25,266            5,215
   Proceeds from maturity of securities                           1,000            6,107
   Purchase of securities                                       (42,370)         (15,997)
   Capital expenditure                                              (59)          (1,213)
   (Increase)/Decrease in other real estate                         (19)             (27)
   (Increase)/Decrease in net loans                             (25,603)         (13,925)
                                                                -------          -------
      Net cash provided/(used) by investing activities:         (41,785)         (19,840)

Cash flows from financing activities:
   Increase/(Decrease) in DDA, Savings, NOW, MMI                  8,120            1,021
   Increase/(Decrease) in time deposits                          34,800           26,886
   Increase/(Decrease) in repurchase agreements                  (3,273)          (1,563)
   Proceeds from stock issuance                                     107               31
   Dividends paid                                                  (250)            (225)
                                                                -------          -------
      Net cash provided/(used) by investing activities:          39,504           26,150


Net Increase/(Decrease) in cash equivalents                       6,515            7,149
Cash and cash equivalents as of January 1                         9,612            6,467
                                                                -------          -------

Cash and cash equivalents as of March 31                         16,127           13,616
                                                                =======          =======

Supplemental Disclosures
Noncash transfers from loans to other real estate                    18               27
Change in unrealized appreciation/(depreciation) of
   securities available for sale (net of tax effect)                (16)             (96)


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                 (In thousands)



Reconciliation of net income to net cash provided by operating activities:

                                                              Three Months Ended
                                                        March 31, 1997  March 31, 1997
                                                        --------------  --------------

Net Income                                                     775           506

Adjustments to reconcile net income to cash:
   Provision for loan loss                                     265            80
   Depreciation                                                133            94
   Accretion and amortization                                   79            51
   (Gain)/Loss on sale of securities                           (10)            0
   (Gain)/Loss on sale of assets                                (1)           32
   (Gain)/Loss on sale mortgages                               (49)            2
   Proceeds from mortgage loans                              6,849           517
   (Increase)/Decrease in interest receivable                 (290)         (187)
   (Increase)/Decrease in prepaid expense                     (106)         (167)
   (Increase)/Decrease in accrued income                         1            (4)
   (Increase)/Decrease in miscellaneous assets                (234)          276
   Increase/(Decrease) in taxes payable                        419          (159)
   Increase/(Decrease) in interest payable                     332            91
   Increase/(Decrease) in accrued expenses                     (69)          (35)
   Increase/(Decrease) in prepaid income                        12            (4)
   Increase/(Decrease) in miscellaneous liabilities            690          (254)
                                                            ------          ----

      Net cash provided by operations                        8,796           839
                                                            ======          ====

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.


2.  Stock Splits

    On April 10, 1997 the Board of Directors declared a four-for-three split of the common stock in the form of a 33 1/3% stock dividend to shareholders of record on April 23, 1997 to be issued on April 30, 1997. As a result, $461,790 ($1.00 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $6,098. All per share data in the financial statements have been adjusted to reflect the split.

    On August 12, 1997 the Board of Directors declared another four-for-three split of the common stock in the form of a 33 1/3% stock dividend to shareholders of record on September 5, 1997 to be issued on September 12, 1997. As a result, $620,047 ($1.00 for each share issued pursuant to the stock split) was transferred from retained earnings to the common stock account. Cash was paid in lieu of fractional shares from retained earnings of $8,599. All per share data in the financial statements have been adjusted to reflect the split.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


3.   Net Income Per Share

     At December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". SFAS No. 128 requires disclosure of two earnings per share amounts: basic earnings per share of common stock and diluted earnings per share of common stock. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income plus any adjustments to net income related to issuance of dilutive potential common shares by the weighted average number of shares of common stock outstanding during the period plus the number of potential dilutive common shares. All earnings per share amounts have been restated to comply with the new accounting standard.

     Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:


                                                   Three Months Ended
                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
Weighted average number of shares               2,498,034         2,460,448
   used in basic EPS
Effect of dilutive stock options                  210,661           210,661
                                                ---------         ---------
Weighted average number of common
   shares and dilutive potential common
   shares used in dilutive EPS                  2,708,695         2,671,109
                                                =========         =========


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements



4.    Investment Securities


Investment Securities

                                             March 31, 1998                December 31, 1997
                                         Amortized        Fair         Amortized        Fair
                                            Cost          Value          Cost           Value
                                       ---------------------------     ---------------------------
Securities available for sale
   U.S. Treasury Securities                 3,065          3,088          3,074          3,092
   U.S. Agency Securities                  86,409         86,335         68,997         68,973
   State and Municipal Obligations          4,952          5,298          4,953          5,281
                                           ------         ------         ------         ------
      Total Available for Sale             94,426         94,721         77,024         77,346
                                           ======         ======         ======         ======


Other equity securities                     1,076          1,076          1,392          1,392
                                           ======         ======         ======         ======



5.    Loans


                                                March 31,      December 31,
                                                   1998            1997
                                                  -------         -------
Loan category
   Real estate - residential                       46,133          58,238
   Real estate - commercial                        68,322          51,022
   Real estate - construction                      26,543          19,083
   Commercial, financial and agricultural          60,711          54,294
   Consumer - direct                               21,901          23,237
   Consumer - home equity                          20,551          19,740
   Consumer - other                                 3,309           3,101
                                                  =======         =======
      Total Loans *                               247,470         228,715
                                                  =======         =======

* The Bank has no foreign loan activity.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

6.    Analysis of Allowance for Loan Loss


                                                       Three Months Ended
                                                     March 31,     March 31,
                                                        1998          1997
                                                       -----         -----
Balance at beginning of period                         2,331         1,638

Charge-offs:
   Commercial, financial, agricultural                     0             0
   Real estate - construction                              0             0
   Real estate - mortgage                                  3             0
   Consumer                                               70            26
                                                       -----         -----
                                                          73            26
Recoveries:
   Commercial, financial, agricultural                    12             0
   Real estate - construction                              0             0
   Real estate - mortgage                                  0             0
   Consumer                                               15            21
                                                       -----         -----
                                                          27            21

                                                       -----         -----
Net Charge-Offs                                           46             5
                                                       -----         -----

Allowance charged to operations                          265            80
                                                       -----         -----

Balance at end of period                               2,550         1,713
                                                       =====         =====

Ratio of annualized net charge-offs during the
   period to average loans outstanding
   during the period                                    0.08          0.01
                                                       =====         =====

Ratio of allowance for loan loss to
   month end loans                                      1.03          1.08
                                                       =====         =====


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


7.    Allocation of Allowance for Loan Loss


                                            Three Months Ended                  Three Months Ended
                                              March 31, 1998                      March 31, 1997
                                      --------------------------------    --------------------------------
                                                     % of Loans in                       % of Loans in
Balance at end of period                             Each Category                       Each Category
applicable to:                         Allowance     to Total Loans        Allowance     to Total Loans
                                      --------------------------------    --------------------------------
   Commercial                                1,554                 46%           1,020                 53%
   Real estate - construction                    4                  8%              12                  2%
   Real estate- mortgage                       136                 26%             157                 25%
   Consumer                                    324                 20%             163                 20%
   General                                     491                  0%             326                  0%
                                      --------------------------------    --------------------------------
      Total balance sheet allocation         2,509                100%           1,678                100%
                                                           ===========                         ===========

Off balance sheet commitments                   41                                  35
                                      -------------                       -------------

      Total allocation                       2,550                               1,713
                                      =============                       =============


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


8.    Nonperforming Assets


                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
Nonaccrual (1)                                    1,479               555
Past due 90 days or more and
   still accruing interest                            2                 0
Other real estate                                    50                75
Renegotiated trouble debt                             0                 0


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

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operation

Summary

Net income for the quarter ended March 31, 1998 of $775,000 was 53.2% more than the $506,000 earned in the first quarter last year. The increase in 1998 is primarily the result of a 46.3% increase in net interest income, caused by balance sheet growth in connection with an aggressive expansion program carried out during 1997. Office locations were increased by four in 1997, resulting in average assets of $339.6 million during the first quarter, up 56.7% over the comparable period in 1997.

Interest Income and Interest Expense

Total first quarter interest income increased 62.6% over the same quarter last year, with a 59.1% gain in average earning assets for that period. Loans outstanding averaged 61.9% more in the 1998 first quarter, with income from loans climbing 63.4%, as loan yields were marginally higher this year.

Investment securities income was 62.4% higher this year, with average securities climbing 55.0% over 1997 and yields slightly higher.

Total interest expense increased by 81.2% in the current quarter, as average interest bearing liabilities were up 62.2% over 1997. Deposit growth continues to be principally from relatively higher cost certificates of deposit, as the weighted average rate paid on time deposits increased from 4.54% in 1997 to 5.06% this year. Borrowed funds have also been utilized to a greater extent this year, with increased commercial sweep balances and Federal Home Loan Bank borrowings.

Comparable net interest margins were as follows:

First Quarter, 1998                        8.57 %    -   4.59 %    =  3.98 %
First Quarter, 1997                        8.45 %    -   4.09 %    =  4.36 %


Noninterest Income and Expense

Noninterest income in the first quarter this year was up $181,000 or 71.3%, including $58,000 more in credit card fees, $49,000 more in deposit service charges and $61,000 more in gains from the sale of mortgages and securities.

Noninterest expense was $582,000 or 34.8% higher, which included approximately $380,000 for the four new offices opened during 1997. For the total company, personnel expense was up $442,000 or 44.5% as new personnel were hired to help manage growth, occupancy/equipment up $76,000 or 31.3%, bank card expense up $51,000 and telephone up $15,000.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Year 2000

As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating programs can accommodate this date value. The Company primarily utilizes a third party vendor for processing its primary banking applications. In addition, the Company also utilizes third party vendor application software for all ancillary computer applications. The third party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance. The Company has been advised by the vendor that the vendor has hired the services of a consultant to review the plan and assist such vendor in achieving Year 2000 compliance by December 31, 1998. Also, the Company has instituted an internal Year 2000 compliance program whereby the Company is reviewing the Year 2000 issue on a comprehensive, company-wide basis. This multi-phase program will assess all hardware and software to determine the need for modification or replacement. The cost to be incurred in achieving full Year 2000 compliance has not been determined; however, management believes it will not be material to the Company's results of operation, liquidity or capital resources.

As a lending institution, the Bank is also exposed to potential risk if borrowers suffer year 2000-related difficulties and are unable to repay their loans. The Bank is discussing the year 2000 issue with borrowers as part of the loan granting or renewal process. At this time, the Bank is unable to determine what impact, if any, the year 2000 will have on the loan payment performance of the Bank's borrowers. Thus far, however, none of the Bank's borrowers have reported the expectation of material adverse impacts as a result of the year 2000.

Recent Events

On March 3, 1998, the Company announced it had filed a registration statement with the Securities and Exchange Commission, relating to a previously announced public offering of 650,000 shares of its common stock. On April 15, 1998, announcement of the public offering of 780,000 shares at $22.50 per share was made, up from the previously announced 650,000 shares. On May 1, 1998, the Company announced the public offering of an additional 117,000 shares, as a result of the exercise in full of an overallotment option by the underwriters. The Company has received about $18.8 million in total net proceeds from the offering, which will be used to support internal growth and for other various corporate purposes.

Cautionary Statement for Forward-Looking Information

Information set forth in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue," or the negative thereof or other variations thereof or comparable terminology. The Company cautions that any such forward looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward looking statements, including without limitation, the Company's management of its growth, risks associated with government regulations and their impact, risks relating to competition within the industry, dependence on personnel and the other Risk Factors described in the Company's Annual Report on Form 10-K and its Registration Statement on Form S-2 (No. 333-47203).

ITEM 3

Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


PART II  - OTHER INFORMATION


ITEM 1 Legal Proceedings.

         None.



ITEM  2

Changes in Securities and Use of Proceeds.

         (a) On April 14, 1998, the Company filed Amended and Restated Articles of Incorporation with the North Carolina Secretary of State which increased from 3,000,000 to 40,000,000 the number of authorized shares of the Company's Common Stock and authorized the Company's issuance of one or more series of up to 10,000,000 shares of Preferred Stock with such rights, preferences and limitations as may be determined by the Board of Directors. On April 20, 1998 and May 5, 1998, the Company sold an aggregate of 897,000 shares of its common stock to the public for aggregate proceeds to the Company of approximately $18.8 million, less expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (b) Not applicable.

         (c) Not applicable.

         (d) Not applicable.



ITEM  3

Defaults Upon Senior Securities.

         Not applicable.



ITEM  4

Submission of Matters to a Vote of Security Holders.

         Not applicable.


ITEM 5

Other Information.

         None.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

ITEM  6
Exhibits and Reports on Form 8-K.

         (a) Exhibits

                   1.01 Underwriting Agreement, dated April 15, 1998 by and between the Company and Interstate/Johnson Lane Corporation, as representative of the underwriters named therein.

                   3.01    Amended and Restated Articles of Incorporation

                   3.02    Bylaws of the Company, as amended.

                  27.01    Financial Data Schedule

         (b) Reports on Form 8-K.

         On April 6, 1998, the Company filed a Current Report on Form 8-K, dated April 6, 1998, which contained the text of a press release announcing the Company's financial results for its fiscal quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FNB FINANCIAL SERVICES CORPORATION
                               -------------------------------------------------
                                                 (Registrant)


Date 5/12/98
                                           /s/ Robert F. Albright
                               -------------------------------------------------
                               (Senior Vice President & Chief Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   1.01 Underwriting Agreement, dated April 15, 1998, by and between the Company and Interstate/Johnson Lane Corporation, as representative of the underwriters named therein.

   3.01           Amended and Restated Articles of Incorporation.

   3.02           Bylaws of the Company, as amended.

  27.01           Financial Data Schedule.