Form 10-Q
period 1998-06-30
FNB FINANCIAL SERVICES CORP
filed 1998-08-14
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


Commission File Number:  0-13086


                           FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       North Carolina                                         56-1382275
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation of organization)                           Identification Number)


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

3,405,572 common shares were outstanding as of July 31, 1998, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                      INDEX



PART  I   FINANCIAL INFORMATION                                      PAGE NUMBER

Item  1   Financial Statements

          Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997                               1

          Consolidated Statements of Income
          Three months and six months ended June 30, 1998 and 1997          2

          Consolidated Statements of Changes in Shareholders Equity
          June 30, 1998 and December 31, 1997                               3

          Consolidated Statements of Comprehensive Income
          Six months ended June 30, 1998 and 1997                           4

          Consolidated Statement of Cash Flows
          Six months ended June 30, 1998 and 1997                         5 - 6

          Notes to Consolidated Financial Statements                      7 - 11

Item  2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      12 - 15

Item  3   Quantitative and Qualitative Disclosures About Market Risk       15


PART  II  OTHER INFORMATION

Item  1   Legal Proceedings                                                16

Item  2   Changes in Securities and Use of Proceeds                        16

Item  3   Defaults Upon Senior Securities                                  16

Item  4   Submission of Matters to a Vote of Security Holders              16

Item  5   Other Information                                                17

Item  6   Exhibits and Reports on Form 8-K                                 17

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets
(in thousands)

                                                    June 30,      December 31,
                                                      1998            1997
                                                    --------       --------
ASSETS
Cash and due from banks                                9,542          9,612
Federal funds sold                                         0              0
                                                    --------       --------
      Total cash and cash equivalents                  9,542          9,612
Securities available for sale (cost of
    $132,656 in 1998, and $77,024 in 1997)           132,906         77,346
Other equity securities                                1,110          1,392
Loans                                                251,668        228,715
   Less: Allowance for loan losses                    (2,764)        (2,331)
                                                    --------       --------
      Net Loans                                      248,904        226,384

Property and equipment, net                            6,958          6,490
Intangible assets                                        669            715
Accrued income and other assets                        5,936          3,212
                                                    --------       --------
      Total Assets                                   406,025        325,151
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS EQUITY
Deposits
   Noninterest bearing                                34,153         31,464
   Interest bearing:
   Savings accounts                                   17,331         16,889
   NOW accounts                                       19,569         20,445
   MMI accounts                                       21,238         15,439
   Other time accounts                               236,958        188,037
                                                    --------       --------
      Total deposits                                 329,249        272,274

Federal funds purchased and securities
   sold under repurchase agreements                   12,424         13,720
Other borrowings                                      20,000         15,000
Accrued expenses and other liabilities                 1,707          1,639
                                                    --------       --------
      Total Liabilities                              363,380        302,633
                                                    --------       --------
Shareholders equity
Preferred stock, authorized 10,000,000 shares;
   none issued and outstanding                             0              0
Common stock, $1.00 par; authorized
   40,000,000 shares; 3,402,628 shares
   issued in 1998; 2,465,384 shares
   issued in 1997                                      3,403          2,494
Paid in capital                                       21,411          3,287
Accumulated other comprehensive income:
Net unrealized gain/(loss) on
   securities available for sale                         152            196
Retained earnings                                     17,679         16,541
                                                    --------       --------
      Total shareholders equity                       42,645         22,518
                                                    --------       --------
      Total liabilities and
       shareholders equity                           406,025        325,151
                                                    ========       ========

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Consolidated Statements of Income
(in thousands, except per share data)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                     -------------------------       ------------------------
INTEREST INCOME                                        1998           1997              1998          1997
                                                     ---------      ----------       ---------      ---------
Interest and fees on loans                               5,979           4,120          11,526          7,514
Interest on federal funds sold                              45              29              96             77
Interest and dividends on investments:
   U.S. Treasury securities                                 45             189              90            361
   Federal Agency securities                             1,691             489           2,777            960
   State, County and Municipal securities                   74              99             149            202
   Other securities                                         20              13              44             24
                                                     ---------      ----------       ---------      ---------
     Total Interest Income                               7,854           4,939          14,682          9,138

INTEREST EXPENSE
Interest on savings, NOW and MMI deposits                  319             252             606            500
Interest on other time deposits                          3,329           1,940           6,246          3,558
Interest on federal funds purchased,
   borrowed funds, and securities sold
   under agreement to repurchase                           422             129             780            229
                                                     ---------      ----------       ---------      ---------
     Total Interest Expense                              4,070           2,321           7,632          4,287

Net Interest Income                                      3,784           2,618           7,050          4,851
   Provision for loan losses                               315             150             580            230
                                                     ---------      ----------       ---------      ---------
Net interest income after loan
   loss provision                                        3,469           2,468           6,470          4,621

NONINTEREST INCOME
Deposit service charge                                     273             221             517            416
Insurance commissions                                       19              16              38             32
Net securities gains/(losses)                               18              32              18             32
Net gain/(loss) on sale of mortgages                        61               3              61              2
Other operating income                                      77              75             249            119
                                                     ---------      ----------       ---------      ---------
     Total noninterest income                              448             347             883            601

NONINTEREST EXPENSE
Salaries and employee benefits                           1,449           1,122           2,885          2,116
Net occupancy expense                                      157             129             301            247
Furniture and equipment expense                            184             155             359            280
Insurance                                                   15              15              29             24
Printing and supplies                                       49              67             110            121
Net loss on disposition of asset                            24              (7)             24             25
Other operating expense                                    588             405           1,015            748
                                                     ---------      ----------       ---------      ---------
     Total noninterest expense                           2,466           1,886           4,723          3,561

Income Before Income Taxes                               1,451             929           2,630          1,661
   Applicable income taxes                                 498             312             902            538
                                                     ---------      ----------       ---------      ---------
     NET INCOME                                            953             617           1,728          1,123
                                                     =========      ==========       =========      =========
PER SHARE DATA
   Net income, basic                                 $    0.30       $    0.25       $    0.61      $    0.46
   Net income, diluted                               $    0.28       $    0.23       $    0.57      $    0.42
   Cash dividends                                    $    0.10       $    0.10       $    0.20      $    0.19
   Weighted average shares outstanding, basic        3,191,194       2,464,317       2,844,189      2,462,383
   Weighted average shares outstanding, diluted      3,396,048       2,638,157       3,051,947      2,654,633


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders Equity
(in thousands)

                                             June 30,      December 31,
                                               1998            1997
                                             --------      ------------
Common Stock:
   Balance at beginning of year                2,494         1,383
   Stock issuance                                897             0
   Stock dividend                                  0         1,082
   Dividend reinvestment plan                      5             6
   Exercise of stock options                       2            11
   Employee stock awards                           1             0
   Employee 401(k) plan                            4            12
                                             -------       -------
      Balance at end of year                   3,403         2,494

Paid in Capital:
   Balance at beginning of year                3,287         2,728
   Stock issuance                             17,877
   Dividend reinvestment plan                    124           156
   Exercise of stock options                      17            92
   Employee stock awards                           4             3
   Employee 401(k) plan                          102           308
                                             -------       -------
      Balance at end of year                  21,411         3,287

Retained Earnings:
   Balance at beginning of year               16,541        16,119
   Net income for years                        1,728         2,477
   Cash dividends                               (590)         (959)
   Stock dividend                                  0        (1,082)
   Cash paid for fractional shares                 0           (14)
                                             -------       -------
      Balance at end of year                  17,679        16,541

Accumulated other comprehensive income:
   Net unrealized gains/(loss) on
      securities held for sale                   152           196

Total shareholders equity                     42,645        22,518
                                             =======       =======


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Consolidated Statement of Comprehensive Income
(in thousands)

                                                  Six Months Ended
                                                       June 30,
                                                 --------------------
                                                  1998         1997
                                                 ------       ------
Net income                                        1,728        1,123

Unrealized gains/(losses) on
   available for sale securities                    (44)          15
Less: reclassification adjustment for gains
   included in net income                           (11)         (44)
                                                 ------       ------
Other comprehensive income                          (55)         (29)
                                                 ------       ------

Comprehensive income                              1,673        1,094
                                                 ======       ======



Disclosure of Taxes Allocated to Each Component of Comprehensive Income

                                                           Tax Expense
June 30, 1998                                     Pretax    or Benefit   Net of Tax
-------------                                     ------   -----------   ----------
Unrealized gains on securities:
Unrealized holding gains arising in period         (71)        27        (44)
Less: reclassification adjustment for gains
   included in net income                          (18)         7        (11)
                                                   ---         --        ---
Net unrealized gains                               (89)        34        (55)
                                                   ---         --        ---
   Other comprehensive income                      (89)        34        (55)
                                                   ===         ==        ===


                                                           Tax Expense
June 30, 1997                                     Pretax    or Benefit   Net of Tax
-------------                                     ------   -----------   ----------
Unrealized gains on securities:
Unrealized holding gains arising in period          25         (10)         15
Less: reclassification adjustment for gains
   included in net income                          (32)        (12)        (44)
                                                   ---         ---         ---
Net unrealized gains                                (7)        (22)        (29)
                                                   ---         ---         ---
   Other comprehensive income                       (7)        (22)        (29)
                                                   ===         ===         ===

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Consolidated Statement of Cash Flows
(in thousands)


Increase/(Decrease) in Cash and Cash Equivalents:

                                                                          Six Months Ended
                                                                       June 30,      June 30,
                                                                         1998          1997
                                                                       --------      --------
Cash flows from operating activities:
   Interest received                                                    12,924         9,093
   Fees and commissions                                                  1,202           995
   Interest paid                                                        (7,335)       (4,109)
   Noninterest expense paid                                             (4,396)       (3,356)
   Income taxes paid                                                      (968)         (519)
   Proceeds from sale of mortgage loans                                 12,836         3,371
                                                                       -------       -------
      Net cash provided/(used) by operating activities:                 14,263         5,475

Cash flows from investing activities:
   Proceeds from sale/call/maturity of securities                       38,352        35,327
   Purchase of securities                                              (92,685)      (24,325)
   Capital expenditure                                                    (733)       (1,982)
   (Increase)/Decrease in other real estate                             (1,369)          (28)
   (Increase)/Decrease in overnight investments                              0        (5,370)
   (Increase)/Decrease in net loans                                    (37,019)      (47,388)
                                                                       -------       -------
      Net cash provided/(used) by investing activities:                (93,454)      (43,766)

Cash flows from financing activities:
   Increase/(Decrease) in DDA, Savings, NOW, MMI                         8,054         5,821
   Increase/(Decrease) in time deposits                                 48,921        35,536
   Increase/(Decrease) in federal funds and repurchase agreements       (1,297)         (292)
   Increase/(Decrease) in long term debt                                 5,000             0
   Proceeds from stock issuance                                         19,033            84
   Dividends paid                                                         (590)         (462)
   Purchase of fractional shares                                             0            (6)
                                                                       -------       -------
      Net cash provided/(used) by investing activities:                 79,121        40,681

Net Increase/(Decrease) in cash equivalents                                (70)        2,390
Cash and cash equivalents as of January 1                                9,612         6,467
                                                                       -------       -------

Cash and cash equivalents as of June 30                                  9,542         8,857
                                                                       =======       =======

Supplemental Disclosures
Noncash transfers from loans to other real estate                        1,467            53
Change in unrealized appreciation/(depreciation) of
   securities available for sale (net of tax effect)                       (44)           15

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Consolidated Statement of Cash Flows
(in thousands)

Reconciliation of net income to net
  cash provided by operating activities:

                                                             Six Months Ended
                                                          June 30,      June 30,
                                                            1998          1997
                                                          --------      --------
Net Income                                                 1,728        1,123

Adjustments to reconcile net income to cash:
   Provision for loan loss                                   580          230
   Depreciation                                              265          217
   Accretion and amortization                                167          132
   (Gain)/Loss on sale of securities                         (18)         (32)
   (Gain)/Loss on sale of assets                              24           24
   (Gain)/Loss on sale mortgages                             (61)          (2)
   Proceeds from mortgage loans                           12,836        3,371
   (Increase)/Decrease in interest receivable               (879)        (259)
   (Increase)/Decrease in prepaid expense                    (61)        (135)
   (Increase)/Decrease in accrued income                       4           (5)
   (Increase)/Decrease in miscellaneous assets              (391)         204
   Increase/(Decrease) in taxes payable                      (66)         (19)
   Increase/(Decrease) in interest payable                   297          178
   Increase/(Decrease) in accrued expenses                    47           52
   Increase/(Decrease) in prepaid income                       8            9
   Increase/(Decrease) in miscellaneous liabilities         (217)         387
                                                         -------       ------

      Net cash provided by operations                     14,263        5,475
                                                         =======       ======

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


Notes to Consolidated Financial Statements

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.  Comprehensive Income

    On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose statements. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statements.

    The Company's other comprehensive income for the six months ended June 30, 1998 and 1997 consists of unrealized gains and losses on available for sale securities. Comprehensive income for the six month period ended June 30, 1998 and 1997 amounted to $1,673,000 and $1,095,000, respectively.

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

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                             Three Months Ended                   Six Months Ended
                                       June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
                                       --------------    --------------    --------------    --------------
Weighted average number of shares
   used in basic EPS                       3,191,194         2,464,317         2,844,189         2,462,383
Effect of dilutive stock options             204,854           173,840           207,758           192,250
                                       --------------    --------------    --------------    --------------
Weighted average number of common
   shares and dilutive potential common
   shares used in dilutive EPS             3,396,048         2,638,157         3,051,947         2,654,633
                                       ==============    ==============    ==============    ==============



4.   Investment Securities


                                             June 30, 1998                 December 31, 1997
                                        Amortized        Fair           Amortized        Fair
                                          Cost           Value            Cost           Value
                                       ---------------------------     ---------------------------
Securities available for sale
   U.S. Treasury Securities                  2,048          2,063            3,074          3,092
   U.S. Agency Securities                  125,787        125,682           68,997         68,973
   State and Municipal Obligations           4,821          5,161            4,953          5,281
                                       ------------   ------------     ------------   ------------
      Total Available for Sale             132,656        132,906           77,024         77,346
                                       ============   ============     ============   ============


Other equity securities                      1,110          1,110            1,392          1,392
                                       ============   ============     ============   ============


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



5.   Loans


                                                          June 30,           December 31,
                                                            1998                 1997
                                                       ----------------     ----------------
Loan category
   Real estate - residential                                    49,145               58,238
   Real estate - commercial                                     76,367               51,022
   Real estate - construction                                   29,841               19,083
   Commercial, financial and agricultural                       48,461               54,294
   Consumer - direct                                            22,267               23,237
   Consumer - home equity                                       21,891               19,740
   Consumer - other                                              3,696                3,101
                                                       ----------------     ----------------
      Total Loans *                                            251,668              228,715
                                                       ================     ================

      * The Bank has no foreign loan activity.




6.   Allocation of Allowance for Loan Loss


                                             Six Months Ended                    Six Months Ended
                                               June 30, 1998                       June 30, 1997
                                      --------------------------------    --------------------------------
                                                     % of Loans in                       % of Loans in
Balance at end of period                             Each Category                       Each Category
applicable to:                         Allowance     to Total Loans        Allowance     to Total Loans
                                      --------------------------------    --------------------------------
   Real estate - construction                    5                12%                3                 9%
   Real estate- mortgage                        39                20%              176                28%
   Commercial                                1,424                50%            1,147                43%
   Consumer                                    549                19%              200                20%
   General                                     703                 0%              301                 0%
                                      --------------------------------    --------------------------------
      Total balance sheet allocation         2,720               100%            1,827               100%
                                                           ===========                         ===========

Off balance sheet commitments                   44                                  41
                                      -------------                       -------------

      Total allocation                       2,764                               1,868
                                      =============                       =============


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



7.   Analysis of Allowance for Loan Loss

                                                                           Six Months Ended
                                                                     June 30,         June 30,
                                                                       1998             1997
                                                                   ------------     ------------
Balance at beginning of period                                           2,331            1,638


Charge-offs:
   Commercial, financial, agricultural                                       0                0
   Real estate - construction                                                0                0
   Real estate - mortgage                                                   54                0
   Consumer                                                                134               31
                                                                   ------------     ------------
                                                                           188               31
Recoveries:
   Commercial, financial, agricultural                                      12                0
   Real estate - construction                                                0                0
   Real estate - mortgage                                                    0                0
   Consumer                                                                 29               31
                                                                   ------------     ------------
                                                                            41               31

                                                                   ------------     ------------
Net Charge-Offs                                                            147                0
                                                                   ------------     ------------

Allowance charged to operations                                            580              230
                                                                   ------------     ------------

Balance at end of period                                                 2,764            1,868
                                                                   ============     ============

Ratio of annualized net charge-offs during the
   period to average loans outstanding
   during the period                                                     0.16%            0.00%
                                                                   ============     ============

Ratio of allowance for loan loss to
   month end loans                                                       1.10%            1.00%
                                                                   ============     ============


                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



8.   Nonperforming Assets


                                                          June 30,          June 30,
                                                            1998              1997
                                                        -----------       -----------
Nonaccrual (1)                                                 596             1,236
Past due 90 days or more and
   still accruing interest                                       0                 0
Other real estate                                            1,400                62
Renegotiated trouble debt                                        0                 0


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

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Summary

Net income for the quarter ended June 30, 1998 of $953,000 was 54.5% more than the $617,000 earned in the second quarter last year. For the six months to date, earnings of $1,728,000 was up 53.8% over the same period in 1997. The increases this year are primarily the result of significant balance sheet growth in connection with the addition of four new banking offices last year. As used herein, the "Company" refers to FNB Financial Services Corporation and its subsidiary. The "Bank" refers to the company's wholly-owned subsidiary First National Bank Southeast.

Interest Income and Interest Expense

Total second quarter interest income increased 59.0% over the same quarter last year, with a 63.2% improvement in average earning assets. Average loans improved 43.8% during the quarter and income from loans was up 45.2%, as the weighted average yield of 9.58% this quarter was up from 9.49%. Average investment in securities in the second quarter were up 127.2%, because of significant growth in deposits and funds borrowed and the receipt of approximately $18.5 million from a stock issuance in the 1998 second quarter. For the full six month period this year, interest income was up 60.7%, on a 61.3% increase in average earning assets.

Total interest expense in the second quarter this year was 75.4% more than the 1997 second quarter, with average interest bearing liabilities up 61.4%. The Company's growth in deposits continues to occur primarily in relatively higher paying certificates of deposit, with the weighted average rate on time deposits increasing to 5.09% this quarter, compared with 4.70% in the same quarter last year, as a result of this continuing change in the mix of deposits. For the full six months in 1998, interest expense increased 78.0%, on a 62.1% gain in interest bearing liabilities.

Comparable net interest margins were as follows:

First Quarter, 1998                        8.44 %    -   4.63 %    =  3.81 %
First Quarter, 1997                        8.72 %    -   4.21 %    =  4.51 %
Year to Date, 1998                         8.50 %    -   4.61 %    =  3.89 %
Year to Date, 1997                         8.60 %    -   4.16 %    =  4.44 %

Noninterest Income and Expense

Noninterest income in the second quarter this year was up 29.1%, which included gains of 23.4% in deposit service charges and 71.8% in other operating income because of higher fees from the Company's credit card operation. Six months noninterest income was 47.1% higher, including 24.1% more from deposit service charges, 135% more in gains from the sale of mortgages and investments and 90.9% more from other operating income.

Noninterest expense was up 30.8% in the 1998 second quarter, primarily because of costs associated with our office expansion in 1997. Personnel expense increased 29.1%, occupancy and equipment expense 20.0% and other operating expenses 45.9%. The six month comparison mirrored the quarter, with personnel expense 36.3% higher, occupancy and equipment up 25.0% and other operating expense up 36.1%.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

The provision for loan losses was funded 110.0% higher in the second quarter and 152.2% for the six months, which was necessary to maintain reserves on a greatly increased loan portfolio.

Financial Condition

The Company's total assets at June 30, 1998 and 1997, were $406.0 million and $325.2 million respectively, and $367.8 million at December 31, 1997. Average earning assets for the second quarter was $374.8 million, or 63.2% higher than the $229.6 million during the same quarter last year. Loans at June 30, 1998 totaled $251.7 million versus $186.9 million one year earlier, an increase of 34.7%. Year to date, loans have increased 10.0% from $228.7 million at December 31, 1997. Investment securities of $134.0 million represents a 214.6% increase over $42.6 million one year ago, and a 73.3% over $77.3 million at December 31, 1997.

Average interest bearing liabilities for the second quarter was $287.3 million, or 61.4% higher than the $187.2 million for the same quarter last year. Total deposits increased to $329.2 million at June 30, 1998, a 49.8% increase versus one year ago, and a 20.9% increase over the $272.3 recorded at December 31, 1997. During the second quarter, borrowings at the Federal Home Loan Bank of Atlanta increased by $5.0 million to a total of $20.0 million. The Company has a $40.0 million line of credit, and management believes this is a cost effective funding source.

Shareholders' equity increased substantially due to the issuance of 897,000 shares of common stock during the quarter. The Company received $18.8 million, before expenses of $ 329,000 from the offering. Total equity was $42.6 million and $21.1 million, at June 30 1998 and 1997, respectively. This represents a 101.7% increase over the second quarter last year. The increase from December 31, 1997 equals $20.1 million, or an increase of 89.4%.

Asset Quality

The allowance ratio at June 30,1998 stood at 1.10% compared to 1.02% at December 31, 1997, and 1.00% at June 30, 1997. Most of the increase in the allowance ratio is due to higher levels of provision being charged against earnings. For the first six months of 1998, the provision for loan losses was $580,000 compared to $230,000 for the same period earlier. Increased levels of provision are primarily attributable to the significant growth in the loan portfolio. During 1998, the Company has experienced charge-offs of $188,000 and recoveries of $41,000, or $147,000 in net charge-offs. This equates to an annualized net charge-off ratio of 0.16% based on average loans outstanding during the period. This compares to $0 net charge-offs in the same period last year when both charge-off and recoveries totaled $31,000.

The Company's allowance for loan loss is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and inherent risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks.

Other real estate owned increased to $1.4 million at June 30, 1998. This is a result of foreclosing on loans secured by real estate that was previously classified as non-accrual loans. This is not an increase in non-performing assets, rather a reclassification from non-accrual status. The Company is undertaking reasonable steps to liquidate the balances in the category.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that economic conditions will not adversely affect borrowers and result in increased losses.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the United States Comptroller of the Currency and the Federal Reserve Board, the primary regulators for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table below, the Company and the Bank have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of June 30, 1998.

                              Well       Adequately     Bank Holding
Ratio                  Capitalized      Capitalized           Company       Bank
-----                  -----------      -----------           -------       ----
Total Capital               10.0 %            8.0 %            16.3 %     15.9 %
Tier 1 Capital               6.0 %            4.0 %            15.3 %     14.9 %
Leverage Capital             5.0 %            4.0 %            10.7 %     10.4 %


Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawal, loan funding, dividends to shareholders, and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturity/calls/sales of investment securities, principal and interest payments on loans, access to borrowed funds or lines of credit, and profits. Internal liquidity analysis indicates the Company has the ability to generate sufficient amounts of cash to cover day-to-day activity and fund earning assets growth over the twelve month period analyzed.

Year 2000

As the year 2000 approaches, the Company has taken, and continues to take, steps to address the Year 2000 issue. The Company primarily utilizes a third party vendor for processing its primary banking applications. In addition, the Company also utilizes third party vendor application software for all ancillary computer applications. The third party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance. The Company has been advised by the vendor that the vendor has hired the services of a consultant to review the plan and assist such vendor in achieving Year 2000 compliance by December 31, 1998. Also, the Company has instituted an internal Year 2000 compliance program whereby the Company is reviewing the Year 2000 issue on a comprehensive, company-wide basis.

This multi-phase program will assess all hardware and software to determine the need for modification or replacement. The cost of be incurred in achieving full Year 2000 compliance has not been determined; however, management believes it will not be material to the Company's results of operation, liquidity or capital resources.

As a lending institution, the Bank is also exposed to potential risk if borrowers suffer year 2000-related difficulties and are unable to repay their loans. The Bank is discussing the year 2000 issue with borrowers as part of the loan granting or renewal process. At this time, it is impossible to

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

determine what impact, if any the year 2000 will have on the loan payment performance of the Bank's borrowers. Thus far, however, none of the Bank's borrowers have reported the expectation of material adverse impacts as a result of the year 2000.

Effects of Inflation

Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Non-interest expenses, such as salaries and wages, occupancy and equipment cost are also negatively impacted by inflation.

Recent Events

On April 20, 1998 and May 5, 1998, the Company sold an aggregate of 897,000 shares of its common stock to the public for aggregate proceeds to the Company of approximately $18.8 million, less expenses.


ITEM  3.    Quantitative and Qualitative Disclosures About Market Risk


         None.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY



PART II  - OTHER INFORMATION


ITEM 1.   Legal proceedings.

          None.



ITEM  2.  Changes in Securities and Use of Proceeds.

          Not applicable.



ITEM  3.  Defaults Upon Senior Securities.

          Not applicable.



ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On April 14, 1998 at the annual meeting of the company's shareholders, the following proposals were voted on by shareholders.


         Proposal One

         To elect three nominees to serve as Class II Directors, each to serve a three-year term until the Annual Meeting of Shareholders in 2001.

         FOR -   1,987,436         AUTHORITY WITHHELD -   15,602

         BROKER NONVOTE -    380,095

         Directors elected were Willard B. Apple, Jr., O. Eddie Green and Clifton G. Payne, each of whom received the same number of votes. The following directors continued in office after the meeting: Ernest J. Sewell, Charles A. Britt, Barry Z. Dodson, Joseph H. Kinnarney, Elton
         H. Trent, Jr., and Kenan C. Wright.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


         Proposal Two

         To approve an amendment to the Company's Articles of Incorporation which would (i) increase the amount of authorized shares of Common Stock from 3,000,000 to 40,000,000 and (ii) authorize the issuance of up to 10,000,000 shares of Preferred Stock which may be issued by the Company from time to time in one or more classes or series.

 FOR - 1,382,242     AGAINST - 206,956   ABSTAIN - 33,745  BROKER NONVOTES - 0


ITEM 5.  Other Information.

         As discussed in more detail in the Company's proxy statement in connection with its 1998 annual meeting, as filed with the Securities and Exchange Commission on March 13, 1998, any proposals which shareholders intend to present for a vote at the Company's 1999 annual meeting of shareholders, and which such shareholders desire to have included in the Company's proxy materials relating to that meeting, must be received by the Company on or before December 7, 1998. Proposals received after that date will not be considered for inclusion in such proxy materials.

         In addition, if a shareholder intends to present a matter for a vote at the 1999 annual meeting of shareholders, other than by submitting a proposal for inclusion in the Company's proxy statement for that meeting, the shareholder must give timely notice in accordance with SEC rules. To be timely, a shareholder's notice must be received by the Company's Corporate Secretary at its principal office, 202 South Main Street, Reidsville, North Carolina 27320, on or before January 31, 1999. Such notice should set forth (a) as to each matter the shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, and (b) the name and record address of the shareholder, the class and number of shares of capital stock of the Company that are beneficially owned by the shareholder, and any material interest of the shareholder in such business.



ITEM 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibits
                  27.01    Financial Data Schedule

         (b) Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on April 6, 1998 which included the text of its press release relating to the Company's first quarter fiscal 1998 financial results.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FNB FINANCIAL SERVICES CORPORATION
                                                 (Registrant)

                                         /s/ Robert F. Albright
Date       8/12/98          ----------------------------------------------------
                                             Robert F. Albright
                            (Executive Vice President & Chief Financial Officer)