Form 10-Q
period 1998-09-30
FNB FINANCIAL SERVICES CORP
filed 1998-11-16
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


Commission File Number:  0-13086
                         -------

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

3,423,003 common shares were outstanding as of October 31, 1998, with a par value of $1.00 per share.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY


                                      INDEX



PART  I    FINANCIAL INFORMATION                                                PAGE NUMBER

Item  1    Financial Statements

           Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                                  1

           Consolidated Statements of Income
           Three months and nine months ended September 30, 1998 and 1997            2

           Consolidated Statements of Changes in Shareholders' Equity
           September 30, 1998 and December 31, 1997                                  3

           Consolidated Statements of Comprehensive Income
           September 30, 1998 and December 31, 1997                                  4

           Consolidated Statement of Cash Flows
           Nine months ended September 30, 1998 and 1997                           5 -  6

           Notes to Consolidated Financial Statements                              7 - 10

Item  2    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  11 - 14

Item  3    Quantitative and Qualitative Disclosures About Market Risk                14


PART  II   OTHER INFORMATION

Item  1    Legal Proceedings                                                         15

Item  2    Changes in Securities and Use of Proceeds                                 15

Item  3    Defaults Upon Senior Securities                                           15

Item  4    Submission of Matters to a Vote of Security Holders                       15

Item  5    Other Information                                                         15

Item  6    Exhibits and Reports on Form 8-K                                          15


FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(in thousands)

                                                        September 30,       December 31,
                                                            1998               1997
                                                        -------------       ------------
Assets
Cash and due from banks                                        8,221               9,612
Federal funds sold                                                 0                   0
                                                        ------------        ------------
    Total cash and cash equivalents                            8,221               9,612
Securities available for sale (cost of
  $144,184 in 1998, and $77,024 in 1997)                     146,251              77,346
Other equity securities                                        1,110               1,392
Loans                                                        252,340             228,715
  Less: Allowance for loan losses                             (2,532)             (2,331)
                                                        ------------        ------------
    Net Loans                                                249,808             226,384

Property and equipment, net                                    7,031               6,490
Intangible assets                                                646                 715
Accrued income and other assets                                6,498               3,212
                                                        ------------        ------------
    Total Assets                                             419,565             325,151
                                                        ============        ============
Liabilities and Shareholders Equity
Deposits
  Noninterest bearing                                         35,183              31,464
  Interest bearing:
  Savings accounts                                            16,753              16,889
  NOW accounts                                                20,927              20,445
  MMI accounts                                                28,580              15,439
  Other time accounts                                        243,908             188,037
                                                        ------------        ------------
    Total deposits                                           345,351             272,274

Federal funds purchased and securities
  sold under repurchase agreements                            11,364              13,720
Other borrowings                                              15,000              15,000
Accrued expenses and other liabilities                         3,587               1,639
                                                        ------------        ------------
    Total Liabilities                                        375,302             302,633
                                                        ------------        ------------

Shareholders Equity
Preferred stock, authorized 10,000,000 shares;
  none issued and outstanding                                      0                   0
Common stock, $1.00 par; authorized
  40,000,000 shares; 3,422,076 shares
  issued in 1998; 2,493,680 shares
  issued in 1997                                               3,422               2,494
Paid in Capital                                               21,213               3,287
Accumulated other comprehensive income:
Net unrealized gain/(loss) on
  securities available for sale                                1,261                 196
Retained earnings                                             18,367              16,541
                                                        ------------        ------------
    Total Shareholders Equity                                 44,263              22,518
                                                        ------------        ------------

    Total liabilities and
      shareholders equity                                    419,565             325,151
                                                        ============        ============

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income
(in thousands, except per share data)

                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                          ------------------            -------------------
                                                           1998        1997              1998        1997
                                                          -------     ------            -------     -------
INTEREST INCOME
Interest and fees on loans                                 5,929       4,777             17,455      12,291
Interest on federal funds sold                                65          42                161         118
Interest and dividends on investments:
  U.S. Treasury securities                                    24          87                114         447
  Federal Agency securities                                1,977         509              4,754       1,469
  State, County and Municipal securities                      68          80                217         282
  Other securities                                            20          14                 64          40
                                                          ------      ------            -------     -------
    Total Interest Income                                  8,083       5,509             22,765      14,647

INTEREST EXPENSE
Interest on savings, NOW and MMI deposits                    381         272                987         772
Interest on other time deposits                            3,572       2,103              9,818       5,661
Interest on federal funds purchased,
  borrowed funds, and securities sold
  under agreement to repurchase                              384         185              1,164         414
                                                          ------      ------            -------     -------
    Total Interest Expense                                 4,337       2,560             11,969       6,847

Net Interest Income                                        3,746       2,949             10,796       7,800
  Provision for loan losses                                  345         230                925         460
                                                          ------      ------            -------     -------
Net interest income after loan
  loss provision                                           3,401       2,719              9,871       7,340

NONINTEREST INCOME
Deposit service charge                                       281         233                798         650
Insurance commissions                                         20          14                 58          46
Net securities gains/(losses)                                140           4                158          35
Net gain/(loss) on sale of mortgages                          20          14                 81          16
Other operating income                                       140          92                389         210
                                                          ------      ------            -------     -------
    Total noninterest income                                 601         357              1,484         957

NONINTEREST EXPENSE
Salaries and employee benefits                             1,494       1,233              4,379       3,349
Net occupancy expense                                        171         144                471         392
Furniture and equipment expense                              171         160                531         440
Insurance                                                     24          19                 52          43
Printing and supplies                                         56          61                167         182
Net loss on disposition of asset                               0          (1)                24          24
Other operating expense                                      577         417              1,593       1,163
                                                          ------      ------            -------     -------
    Total noninterest expense                              2,493       2,033              7,217       5,593

Income Before Income Taxes                                 1,509       1,043              4,138       2,704
  Applicable income taxes                                    479         359              1,380         897
                                                          ------      ------            -------     -------

    NET INCOME                                             1,030         684              2,758       1,807
                                                          ======      ======            =======     =======
PER SHARE DATA
  Net income, basic                                    $    0.30    $    0.28         $    0.91    $    0.73
  Net income, diluted                                  $    0.29    $    0.26         $    0.86    $    0.69
  Cash dividends                                       $    0.10    $    0.10         $    0.30    $    0.29
  Weighted average shares outstanding, basic           3,407,576    2,478,081         3,031,985    2,467,616
  Weighted average shares outstanding, diluted         3,576,913    2,689,904         3,226,936    2,617,153


FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(in thousands)

                                          September 30,    December 31,
                                              1998            1997
                                          -------------    ------------
Common Stock:
  Balance at beginning of year                 2,494         1,383
  Stock issuance                                 897             0
  Stock dividend                                   0         1,082
  Dividend reinvestment plan                      10             6
  Exercise of stock options                       15            11
  Employee stock awards                            1             0
  Employee 401(k) plan                             5            12
                                             -------       -------
    Balance at end of year                     3,422         2,494

Paid in Capital:
  Balance at beginning of year                 3,287         2,728
  Stock issuance                              17,546             0
  Dividend reinvestment plan                     208           156
  Exercise of stock options                        4            92
  Employee stock awards                            4             3
  Employee 401(k) plan                           164           308
                                             -------       -------
    Balance at end of year                    21,213         3,287

Retained Earnings:
  Balance at beginning of year                16,541        16,119
  Net income                                   2,758         2,477
  Cash dividends                                (932)         (959)
  Stock dividend                                   0        (1,082)
  Cash paid for fractional shares                  0           (14)
                                             -------       -------
    Balance at end of year                    18,367        16,541

Accumulated other comprehensive income:
  Net unrealized gains/(loss) on
    securities held for sale                   1,261           196
                                             -------       -------

Total Shareholders Equity                     44,263        22,518
                                             =======       =======

FNB Financial Services Corporation and Subsidiary
Consolidated Statement of Comprehensive Income
(in thousands)

                                                  Nine Months Ended         Three Months Ended
                                                    September 30,              September 30,
                                                 -------------------       -------------------
                                                  1998         1997         1998         1997
                                                 ------       ------       ------       ------
Net income                                        2,758        1,807        1,030          684

Unrealized gains/(losses) on
  available for sale securities                   1,065           44        1,109           29
Less: reclassification adjustment for gains
  included in net income                           (104)         (23)         (92)          (3)
                                                 ------       ------       ------       ------
Other comprehensive income                          961           21        1,017           26
                                                 ------       ------       ------       ------

Comprehensive income                              3,719        1,828        2,047          710
                                                 ======       ======       ======       ======



Disclosure of Taxes Allocated to Each Component of Comprehensive Income

                                                                 Tax
                                                          Expense or
September 30, 1998 (nine months)                 Pretax      Benefit    Net of Tax
--------------------------------                 ------   ----------    ----------
Unrealized gains on securities:
Unrealized holding gains arising in period        1,746       (681)       1,065
Less: reclassification adjustment for gains
  included in net income                           (158)        54         (104)
                                                 ------       ----       ------
Net unrealized gains                              1,588       (627)         961
                                                 ------       ----       ------

  Other comprehensive income                      1,588       (627)         961
                                                 ======       ====       ======

                                                                 Tax
                                                          Expense or
September 30, 1997 (nine months)                 Pretax      Benefit    Net of Tax
--------------------------------                 ------   ----------    ----------
Unrealized gains on securities:
Unrealized holding gains arising in period           72        (28)          44
Less: reclassification adjustment for gains
  included in net income                            (35)        12          (23)
                                                 ------       ----       ------
Net unrealized gains                                 37        (16)          21
                                                 ------       ----       ------

  Other comprehensive income                         37        (16)          21
                                                 ======       ====       ======


                                                                 Tax
                                                          Expense or
September 30, 1998 (three months)                Pretax      Benefit    Net of Tax
---------------------------------                ------   ----------    ----------
Unrealized gains on securities:
Unrealized holding gains arising in period        1,818       (709)       1,109
Less: reclassification adjustment for gains
  included in net income                           (140)        48          (92)
                                                 ------       ----       ------
Net unrealized gains                              1,678       (661)       1,017
                                                 ------       ----       ------

  Other comprehensive income                      1,678       (661)       1,017
                                                 ======       ====       ======

                                                                 Tax
                                                          Expense or
September 30, 1997 (three months)                Pretax      Benefit    Net of Tax
---------------------------------                ------   ----------    ----------
Unrealized gains on securities:
Unrealized holding gains arising in period           47        (18)          29
Less: reclassification adjustment for gains
  included in net income                             (4)         1           (3)
                                                 ------       ----       ------
Net unrealized gains                                 43        (17)          26
                                                 ------       ----       ------

  Other comprehensive income                         43        (17)          26
                                                 ======       ====       ======

FNB Financial Services Corporation and Subsidiary
Consolidated Statement of Cash Flows
(in thousands)

Increase/(Decrease) in Cash and Cash Equivalents:

                                                                          Nine Months Ended
                                                                    September 30,    September 30,
                                                                        1998             1997
                                                                    -------------    -------------
Cash flows from operating activities:
  Interest received                                                     21,205        14,340
  Fees and commissions                                                   1,798         1,462
  Interest paid                                                        (11,620)       (7,189)
  Noninterest expense paid                                              (6,546)       (4,974)
  Income taxes paid                                                     (1,316)         (963)
  Proceeds from sale of mortgage loans                                  12,401         8,268
                                                                      --------       -------
    Net cash provided/(used) by operating activities:                   15,922        10,944

Cash flows from investing activities:
  Proceeds from sale/call/maturity of securities                        62,775        52,217
  Purchase of securities                                              (129,613)      (48,006)
  (Purchase)/Sale of asset                                                   0           269
  Capital expenditure                                                     (987)       (2,154)
  (Increase)/Decrease in other real estate                              (1,391)         (109)
  (Increase)/Decrease in overnight investments                               0        (2,515)
  (Increase)/Decrease in net loans                                     (36,408)      (74,844)
                                                                      --------       -------
    Net cash provided/(used) by investing activities:                 (105,624)      (75,142)

Cash flows from financing activities:
  Increase/(Decrease) in DDA, Savings, NOW, MMI                         17,205         8,836
  Increase/(Decrease) in time deposits                                  55,871        46,176
  Increase/(Decrease) in federal funds and repurchase agreements        (2,356)          737
  Increase/(Decrease) in long term debt                                      0        15,000
  Proceeds from stock issuance                                          18,523           366
  Dividends paid                                                          (932)         (710)
  Purchase of fractional shares                                              0           (15)
                                                                      --------       -------
    Net cash provided/(used) by investing activities:                   88,311        70,390

Net Increase/(Decrease) in cash equivalents                             (1,391)        6,192
Cash and cash equivalents as of January 1                                9,612         6,467
                                                                      --------       -------

Cash and cash equivalents as of September 30                             8,221        12,659
                                                                      ========       =======
Supplemental Disclosures
Noncash transfers from loans to other real estate                        1,467            78
Change in unrealized appreciation/(depreciation) of
  securities available for sale (net of tax effect)                      1,065            44

FNB Financial Services Corporation and Subsidiary
Consolidated Statement of Cash Flows
(in thousands)

Reconciliation of net income to net
  cash provided by operating activities:

                                                         Nine Months Ended
                                                  September 30,   September 30,
                                                      1998            1997
                                                  -------------   -------------
Net Income                                            2,758         1,807

Adjustments to reconcile net income to cash:
  Provision for loan loss                               925           460
  Depreciation                                          445           341
  Accretion and amortization                            270           196
  (Gain)/Loss on sale of securities                    (158)          (36)
  (Gain)/Loss on sale of assets                          24            24
  (Gain)/Loss on sale mortgages                         (81)          (16)
  Proceeds from mortgage loans                       12,401         8,268
  (Increase)/Decrease in interest receivable         (1,418)         (701)
  (Increase)/Decrease in prepaid expense               (122)          (77)
  (Increase)/Decrease in accrued income                 (11)          (14)
  (Increase)/Decrease in miscellaneous assets          (345)            6
  Increase/(Decrease) in taxes payable                   74            66
  Increase/(Decrease) in interest payable               349           248
  Increase/(Decrease) in accrued expenses               254           262
  Increase/(Decrease) in prepaid income                   2             4
  Increase/(Decrease) in miscellaneous liabilities      555           106
                                                    -------       -------

    Net cash provided by operations                  15,922        10,944
                                                    =======       =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

2.    Comprehensive Income

      On January 1, 1998 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose statements. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statements.

      The Company's other comprehensive income for the nine months ended September 30, 1998 and 1997 consists of unrealized gains and losses on available for sale securities. Comprehensive income for the nine month period ended September 30, 1998 and 1997 amounted to $3,719,000 and $1,828,000 respectively.

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

      Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:


                                                Three Months Ended             Nine Months Ended
                                             September      September      September      September
                                              30, 1998       30, 1997       30, 1998       30, 1997
                                             ---------      ---------      ---------      ---------
Weighted average number of shares
   used in basic EPS                         3,407,576      2,478,081      3,031,985      2,467,616

Effect of dilutive stock options               169,337        211,823        194,951        149,537
                                             ---------      ---------      ---------      ---------
Weighted average number of common
   shares and dilutive potential common
   shares used in dilutive EPS               3,576,913      2,689,904      3,226,936      2,617,153
                                             =========      =========      =========      =========

4.  Investment Securities

                                       September 30, 1998         December 31, 1997
                                      Amortized      Fair       Amortized     Fair
                                        Cost         Value         Cost       Value
                                      ---------     -------     ---------    ------
Securities available for sale
  U.S. Treasury Securities                   0            0       3,074       3,092
  U.S. Agency Securities               140,369      142,135      68,997      68,973
  State and Municipal Obligations        3,815        4,116       4,953       5,281
                                       -------      -------      ------      ------
    Total Available for Sale           144,184      146,251      77,024      77,346
                                       =======      =======      ======      ======
Other equity securities                  1,110        1,110       1,392       1,392
                                       =======      =======      ======      ======


5.   Loans

                                             September 30,  December 31,
                                                 1998          1997
                                             -------------  ------------
Loan category
   Real estate - residential                    48,993       58,238
   Real estate - commercial                     78,732       51,022
   Real estate - construction                   27,100       19,083
   Commercial, financial and agricultural       49,377       54,294
   Consumer - direct                            21,154       23,237
   Consumer - home equity                       22,983       19,740
   Consumer - other                              4,001        3,101
                                               -------      -------
     Total Loans (*)                           252,340      228,715
                                               =======      =======

    (*) The Bank has no foreign loan activity.

6.   Allocation of Allowance for Loan Loss

                                    Nine Months Ended                      Nine Months Ended
                                    September 30, 1998                     September 30, 1997
                                 ---------------------------          --------------------------
                                               % of Loans in                       % of Loans in
                                               Each Category                       Each Category
                                 Allowance    to Total Loans          Allowance   to Total Loans
                                 ---------------------------          --------------------------
Balance at end of period
applicable to:
  Real estate - construction              5              11%                   0              8%
  Real estate- mortgage                  32              19%                 180             26%
  Commercial                          1,359              51%               1,222             46%
  Consumer                              612              19%                 221             20%
  General                               483               0%                 408              0%
                                 ---------------------------          --------------------------
    Total balance sheet allocation    2,491             100%               2,031            100%
                                                  ==========                          ==========
Off balance sheet commitments            41                                  47
                                 ----------                           ---------

    Total allocation                  2,532                               2,078
                                 ==========                           =========

7.  Analysis of Allowance for Loan Loss

                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                       1998           1997
                                                      ------         ------
Balance at beginning of period                         2,331          1,638

Charge-offs:
  Commercial, financial, agricultural                      0              0
  Real estate - construction                               0              0
  Real estate - mortgage                                 601              0
  Consumer                                               189             92
                                                      ------         ------
                                                         790             92
Recoveries:
  Commercial, financial, agricultural                     12              0
  Real estate - construction                               0              0
  Real estate - mortgage                                   0              0
  Consumer                                                54             72
                                                      ------         ------
                                                          66             72
                                                      ------         ------

Net Charge-Offs                                          724             20
                                                      ------         ------

Allowance charged to operations                          925            460
                                                      ------         ------

Balance at end of period                               2,532          2,078
                                                      ======         ======
Ratio of annualized net charge-offs during the
  period to average loans outstanding
  during the period                                    0.39%          0.02%
                                                      ======         ======

Ratio of allowance for loan loss to
  month end loans                                      1.00%          0.98%
                                                      ======         ======

8.  Nonperforming Assets

                                   September 30,        September 30,
                                       1998                 1997
                                   -------------        -------------
Nonaccrual (1)                              337                1,269
Past due 90 days or more and
  still accruing interest                    47                    0
Other real estate                         1,422                  143
Renegotiated trouble debt                     0                    0

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

Management's Discussion and Analysis of Financial Condition and Results of Operation

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including the factors set forth under "Risk Factors," in the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission.

Summary

Net income for the quarter ended September 30, 1998 of $1,030,000 was 50.5% more than the $684,000 earned in the third quarter last year. For the nine months to date, earnings of $2,758,000 were up 52.6% over $1,807,000 recorded in the same period in 1997. The increases this year are primarily the result of significant balance sheet growth in connection with the addition of four new banking offices last year.

Interest Income and Interest Expense

Total third quarter interest income increased 46.7%, to $8,083,000 over the same quarter last year, with a 59.0% improvement in average earning assets. Average loans improved 26.4% during the quarter and income from loans was up 24.1%, as the weighted average yield of 9.37% this quarter was down from 9.54%. Average investments securities in the third quarter were up 196.5%, because of significant growth in deposits and funds borrowed and the receipt of approximately $18.5 million from a stock issuance in the 1998 second quarter. For the full nine month period this year, total interest income was up 55.4%, on a 60.5% increase in average earning assets.

Total interest expense in the third quarter this year was 69.4% more than the 1997 third quarter, with average interest bearing liabilities up 56.9%. Our growth in deposits continues to occur primarily in relatively higher paying certificates of deposit, with the weighted average rate on time deposits increasing to 5.13% this quarter, compared with 4.74% in the same quarter last year, as a result of this continuing change in the mix of deposits. For the full nine months in 1998, interest expense increased 74.8%, on a 60.2% gain in average interest bearing liabilities.

Comparable net interest margins were as follows:

     Third Quarter, 1998                 8.17%  -  4.67%   =   3.50%
     Third Quarter, 1997                 8.87%  -  4.23%   =   4.64%
     Year to Date, 1998                  8.38%  -  4.63%   =   3.75%
     Year to Date, 1997                  8.70%  -  4.18%   =   4.52%

The Company has experienced downward pressure on net interest margins over the past four quarters. This is primarily due to the mix of earning assets and the growth in relatively more expensive certificates of deposit. The earning asset mix has been affected due to the relative increase in investment securities, compared to growth in the loan portfolio. The investment portfolio has a lower yield than the loan portfolio, and has had the effect of lowering the overall earning asset yield. Due to the growth and liquidity in the investment portfolio, management is currently modifying the portfolio to place greater emphasis on yield. Additionally, the Company also has the opportunity to reprice maturing certificates of deposit over the upcoming months.

Noninterest Income and Expense

Noninterest income in the third quarter this year was up 68.3%, which included increases of 20.5% in deposit service charges and 51.3% in other operating income because of higher fees from our credit card operation. Gains on sale of securities totaled $140,000 for the current quarter, compared to $4,000 in the third quarter of 1997. Year to date gains on sale of securities totaled $158,000 and $36,000 for 1998 and 1997 respectively. Nine months total noninterest income was 55.2% higher, including 22.8% more from deposit service charges, 410.9% more in gains from the sale of mortgages and investments and 74.7% more from other operating income.

Noninterest expense was up 22.7% in the 1998 third quarter, primarily because of costs associated with our office expansion in 1997. Personnel expense increased 21.2%, occupancy and equipment expense 12.5% and other operating expenses 38.5%. The nine month comparison mirrored the quarter, with personnel expense 30.8 higher, occupancy and equipment up 20.5% and other operating expense up 37.0%.

The provision for loan losses was funded 50.0% higher in the third quarter and 101.1% for the nine months, which was necessary to maintain reserves on the loan portfolio and the charge-offs as discussed in "Asset Quality" below.

Financial Condition

The Company's total assets at September 30, 1998 and 1997, were $419.6 million and $282.1 million respectively, and $325.2 million at December 31, 1997. Average earning assets for the third quarter was $395.3 million, or 59.0% higher than the $248.7 million during the same quarter last year. Loans at September 30, 1998 totaled $252.3 million versus $212.3 million one year earlier, an increase of 18.9%. Year to date, loans have increased 10.3% from $228.7 million at December 31, 1997. Investment securities of $147.4 million represents a 200.4% increase over $49.1 million one year ago, and a 90.5% over $77.3 million at December 31, 1997.

Average interest bearing liabilities for the third quarter was $333.8 million, or 56.9% higher than the $212.7 million for the same quarter last year. Total deposits increased to $345.4 million at September 30, 1998, a 47.9% increase versus one year ago, and a 26.8% increase over the $272.3 recorded at December 31, 1997. During the third quarter, borrowings at the Federal Home Loan Bank of Atlanta decreased by $5.0 million to a total of $15.0 million. The Company has a $40.0 million line of credit, and management believes this is a cost effective funding source.

Total equity was $44.3 million and $21.9 million, at September 30 1998 and 1997, respectively. This represents a 102.4% increase over the third quarter last year. The increase from December 31, 1997 equals $21.7 million, or an increase of 96.6%. The increase is primarily attributable to the stock offering completed in the second quarter of 1998. Proceeds from the stock offering netted the Company $18.5 million in additional capital.

Asset Quality

The allowance ratio at September 30,1998 stood at 1.00% compared to 1.02% at December 31, 1997, and 0.98% at September 30, 1997. Most of the increase in the allowance ration is due to higher levels of provision being charged against earnings. For the first nine months of 1998, the provision for loan losses was $925,000 compared to $460,000 for the same period earlier. Increased levels of provision are primarily attributable to growth in the loan portfolio and charge-offs based on recommendations by the Office of the Comptroller of the Currency from their regularly scheduled examination of the Bank. During 1998, the Company has experienced charge-offs of $790,000 and recoveries of $66,000, or $724,000 in net charge-offs. This equates to an annualized net charge-off ratio of 0.39% based on average loans outstanding during the nine month period. This compares to $20,000 net charge-offs in the same period last year.

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

Other real estate owned stood at $1.4 million at September 30, 1998, compared to $143,000 one year earlier. The increase is attributable to foreclosing on loans secured by real estate. The Company is undertaking reasonable steps to liquidate the balances in the category.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The OCC and the Federal Reserve, the primary regulators for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table below, the Company and the Bank have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of September 30, 1998.

                        Regulatory Guidelines                  Actual
                    ----------------------------      ------------------------
                           Well       Adequately      Bank Holding
Ratio               Capitalized      Capitalized           Company        Bank
-----               -----------      -----------      ------------      ------
Total Capital             10.0%             8.0%             16.0%       15.7%
Tier 1 Capital             6.0%             4.0%             15.1%       14.8%
Leverage Capital           5.0%             4.0%             10.8%       10.0%


Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawal, loan funding, dividends to shareholders, and general corporate activities create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturity/calls/sales of investment securities, principal and interest payments on loans, access to borrowed funds or lines of credit, and profits. The Company believes that it has the ability to generate sufficient amounts of cash to cover day-to-day activity and fund earning assets growth over the twelve month period analyzed.

Year 2000

As the Year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many application software products were designed to accommodate a two-digit year. As the Year 2000 approaches, the Company has taken, and continues to take, steps to address the Year 2000 issue.

The Company primarily utilizes a third party vendor for processing its primary banking applications. In addition, the Company also utilizes third party vendor application software for all ancillary computer applications. The third party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance. The vendor has advised the Company that the vendor has hired the services of a consultant to review the plan and assist such vendor in achieving Year 2000 compliance.

The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. The Company has completed the Awareness, Assessment and Renovation phases and is currently in the process of validating its core processing systems for Year 2000 readiness. The Company plans to complete the implementation for core processing applications, and all other mission critical applications, by December 31, 1998. The implementation phase for non-mission critical is expected to be completed by March 31, 1999. The Company also uses non-computer systems, such as ATMs, security systems, telecommunications systems and alarm systems that may contain embedded technology. The Company expects to complete the implementation phase for non-computer systems by March 31, 1999.

Cost of Year 2000 compliance is not expected to be material to the result of operations. Year to date Year 2000 expenses total $5,000 compared to $25,000 budgeted for the full year. These cost only reflect external cost of Year 2000 compliance, and do not include personnel expense based on time devoted to this effort by employees since the company does not track these internal cost separately.

As a lending institution, The Company is also exposed to potential risk if borrowers suffer Year 2000 related difficulties and are unable to repay their loans. The Company is discussing the Year 2000 with borrowers as part of the loan granting or renewal process. At this time, it is impossible to determine what impact, if any the Year 2000 will have on the loan payment performance of the Company's borrowers. No single borrower is significant enough to materially impact the financial position of the Company. Thus far, however, none of the Company's borrowers have reported the expectation of material adverse impacts as a result of the Year 2000.

In addition to the above noted efforts, the Company is also developing contingency plans in the event one or more systems would fail. A Year 2000 Contingency Planning Team is developing procedures for key areas that does not involve computer processing. By utilizing these procedures, management feels the Company would be able to operate until the problems are resolved.


Recent Events

On November 13, 1997, the Company and the Office of the Comptroller of the Currency ("OCC") entered into a Memorandum of Understanding ("MOU") in which the Company agreed to take certain actions to improve its infrastructure. After the Company complied with the OCC's request, in February 1998, the OCC informed the Company no further action was being requested, although the MOU was not formally terminated and remained outstanding. In August 1998, the OCC conducted a regular examination of the Company in accordance with regulatory procedures and issued a report requesting the Company to modify certain of its internal policies and procedures, as well as to increase the Company's provision for loan losses and charge-off certain delinquent loans. As explained above, the Company has increased its provision for loan losses and taken loan charge-offs in the amounts requested by the OCC. As the pace of the Company's growth has accelerated, it continues to examine and modify, as necessary, its policies and procedures to meet its changing needs and the needs of its customers. The Company believes that none of the issues raised by the OCC in its most recent examination have had or will have a material adverse effect on the Company's business, financial condition or results of operations. While the MOU remains outstanding, the Company does not expect the OCC to request that the Company take additional steps under it.




PART 1  - ITEM  3

Quantitative and Qualitative Disclosures About Market Risk

         None.

PART II  - OTHER INFORMATION


ITEM  1

Legal proceedings.

         None.


ITEM  2

Changes in Securities and Use of Proceeds.

         (a)    Not applicable.
         (b)    Not applicable.
         (c)    Not applicable.
         (d)    Not applicable.


ITEM  3

Defaults Upon Senior Securities.

         Not applicable.


ITEM  4

Submission of Matters to a Vote of Security Holders.

         None.


ITEM  5

Other Information.

         Not applicable.


ITEM  6

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



                                             FNB FINANCIAL SERVICES CORPORATION
                                             ----------------------------------
                                                        (Registrant)


Date    11/12/98                              /s/ Robert F. Albright
                                             -----------------------------------
                                                      Robert F. Albright
                                                 (Executive Vice President &
                                                   Chief Financial Officer)