Form 10-K405
period 1998-12-31
FNB FINANCIAL SERVICES CORP
filed 1999-03-25
CIK 742679

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________

                  Commission file number 0-13086
                                         -------

                       FNB FINANCIAL SERVICES CORPORATION
                             202 South Main Street
                        Reidsville, North Carolina 27320
                                 (336) 342-3346

                  Incorporated in the State of North Carolina
                   IRS Employer Identification No. 56-1382275

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
                                      None
                                      ----

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
                    Common Stock, Par Value $1.00 Per Share
                    ---------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock at February 15, 1999 held by those persons deemed by the registrant to be non-affiliates, based on the average bid and asked price of the Common Stock on that day, was approximately $53.9 million.

         As of February 15, 1999 (the most recent practicable date), the registrant had outstanding 3,377,415 shares of Common Stock, $1.00 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                                                                        WHERE INCORPORATED
--------                                                                                        ------------------
1. Annual Report to Shareholders for the fiscal year ended December 31, 1998.                         Part II
2. Proxy Statement for the Annual Meeting of Shareholders to be held April 13, 1999.                 Part III

                          FORM 10-K TABLE OF CONTENTS


INDEX                                                                                                               PAGE
-----                                                                                                               ----

PART I
   Item 1. Business..............................................................................................     1
   Item 2. Properties............................................................................................    18
   Item 3. Legal Proceedings.....................................................................................    18
   Item 4. Submission of Matters To a Vote of Security Holders...................................................    19
PART II
   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.................................    20
   Item 6. Selected Financial Data...............................................................................    20
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation..................    20
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................................    20
   Item 8. Financial Statements and Supplementary Data...........................................................    20
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................    20
PART III
   Item 10. Directors and Executive Officers of the Registrant...................................................    21
   Item 11. Executive Compensation...............................................................................    21
   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................................    21
   Item 13. Certain Relationships and Related Transactions.......................................................    21
PART IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................    21

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         FNB Financial Services Corporation (the "Company") is a North Carolina bank holding company with total assets of $421.7 million, deposits of $345.0 million and shareholders' equity of $44.6 million, each as of December 31, 1998. The Company was organized in 1984, although its predecessor and wholly-owned subsidiary, FNB Southeast (the "Bank"), was originally chartered in 1918. Effective March 15, 1999, the Bank changed its charter from a national bank to a North Carolina state bank. Historically, the Bank has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. By the end of 1997, the Bank increased its number of branches from five to ten by closing a branch in Eden and opening new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro and Wilmington, North Carolina. As a result of this strategy, between 1994 and 1998, the Company's net interest income, loans and deposits each increased at compound annual growth rates of 21.7%, 33.8%, and 27.0%, respectively.

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

         Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in January 1995, the Company adopted the following three-part strategy: (i) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (ii) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (iii) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past four years the Company has: (i) increased the number of its branch offices to ten by opening new offices in Eden, Ruffin, Madison, Greensboro and Wilmington, North Carolina; (ii) expanded by approximately 60% the number of its full-time personnel by adding 54 new employees, including several new vice presidents and senior vice presidents;
(iii) completed a systematic review and revision of its loan administration, loan policy and credit procedures; and (iv) enhanced its mix of products and services by broadening the scope of its commercial lending activities, updating and extending its ATM terminals and network and establishing a department to provide credit and debit cards to its customers.

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

STRATEGY

         Expand Banking Operations. Throughout most of its 81-year history, the Company's banking activities were centered in Reidsville, North Carolina, located in Rockingham County in the north central part of the State. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new and contiguous markets, such as Wilmington and Greensboro. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

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

         In 1997, the Bank opened new branches in Wilmington, Greensboro, Ruffin and Madison, North Carolina. The Wilmington branch represented the Company's first foray outside of the north central part of North Carolina and at December 31, 1998, after about 22 months of operations, held deposits and loans totaling $57.8 million and $76.5 million, respectively, compared to $35.3 million and $59.5 million at December 31, 1997. A major factor contributing to this growth was the ability of existing loan officers to capitalize on prior relationships. The Greensboro, Ruffin and Madison branches expand the Bank's services in the Triad - Rockingham County area. Ruffin and Madison are each located in Rockingham County, and Greensboro is in Guilford County, just south of Rockingham County. At December 31, 1998, after less than two full years in operation, the aggregate deposits and loans at these three branches were $61.8 million and $37.0 million, respectively, compared to $39.4 million and $23.5 million at December 31, 1997. These figures do not necessarily represent the rate of loan and deposit growth that may be achieved at these branch locations in the future.

         The Bank has acquired two parcels of property in Greensboro, North Carolina and expects to lease property in Burgaw, North Carolina where, subject to regulatory approval, the Bank anticipates opening branches in late 1999. The eastern North Carolina town of Burgaw is contiguous to the Wilmington market, and the Bank currently has one branch in Greensboro.

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

         Establish a Platform for Future Growth. The Company seeks to position itself to manage its future expected growth in two fundamental ways: (i) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to the communities in which they work and live; and (ii) finalize a program to upgrade, modify and expand its internal systems, procedures, equipment and software designed to improve marketing and operating efficiencies. The Company will also continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products, although management will make every effort to maintain the Company's personalized approach as pressures to succumb to technological advances mount. The Company believes that the Bank's change from a nationally-chartered institution to a state-chartered one in March 1999 is one way in which the Company has positioned itself for future growth.

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

MARKET AREAS

         For operational purposes, the Company groups its markets into two regions, the Triad region and the Wilmington region. The Company's deposit market share in Reidsville as of June 30, 1998, the most recent date for which data are available, was 34.7%, which ranked first among banks, credit unions and thrift institutions, and in all of Rockingham County equaled 25.6% as of the same date, which also ranked first. The following table summarizes the banking offices, deposits and market share for the Company's offices, categorized by city.


                                                                               DEPOSITS AT DECEMBER 31,
                                                                           --------------------------------
REGION/CITY                                                                  1998         1997       1996
-----------                                                                --------     -------    --------
                                                                                    (IN THOUSANDS)

TRIAD REGION:
Reidsville(1)........................................................      $171,389    $152,221    $145,377
Eden(1)  ............................................................        54,040      45,305      34,003
Madison                                                                      21,576      14,611    Not open
Ruffin...............................................................         7,418       5,014    Not open
Greensboro...........................................................        32,825      19,822    Not open
                                                                           --------     -------    --------
      Subtotal.......................................................       287,248     236,973     179,380
                                                                           --------     -------    --------

WILMINGTON REGION:
Wilmington...........................................................        57,757      35,301    Not open
                                                                           --------    --------    --------
      Total..........................................................      $345,005    $272,274    $179,380
                                                                           ========    ========    ========

------------------
(1)      Includes three banking offices.

         The following is a summary description of the Triad and Wilmington market areas.

         Triad - Rockingham County. Rockingham County was formed in 1785 and is located in the north central area of North Carolina. It has a land area of 568 square miles and a population of approximately 90,000. Surrounding counties are Guilford to the south, Caswell to the east and Stokes County to the west. The county is bordered on the north by the Commonwealth of Virginia. Piedmont Triad International Airport is located 20 miles away and Norfolk Southern has two rail connection lines in the county. The county, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its efforts to serve its citizens. Rockingham County's economy remained strong through 1998 with average unemployment of 5.2%. During 1998 industrial and commercial activity for Rockingham County created $197.3 million in new investments that created 175 jobs.

         Triad - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, tobacco, machinery and electronics equipment. The area has access to major domestic and international markets from Interstate Highways 40 and 85 and the Piedmont Triad International Airport. Entrepreneur magazine recently ranked the Triad area as fourth in a list of the top 20 cities in which to establish a small business. According to the U.S. Department of Commerce, the Triad area recorded export sales of $4.1 billion in 1997 (the most recent year for which data are available) and is ranked 34th nationally in that category. According to the North Carolina Employment Security Commission, the Triad area of North Carolina reported an unemployment rate of 2.3% as of November 1998.

         Wilmington. Wilmington is the county seat and the industrial center of New Hanover County and its recent rate of growth has been topped by only one other city in North Carolina. The total population of New Hanover County is approximately 125,000 and it is served by Interstate Highway 40 and U.S. Highways 17 and 74. The area is serviced by national and regional airlines through facilities at the New Hanover International Airport in New Hanover County. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past 20 years. The Wilmington area industries produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's only two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern North Carolina. At November 1998, the North Carolina Employment Security Commission reported a 3.7% unemployment rate for the Wilmington metropolitan area.

LENDING ACTIVITIES

         General. The Bank offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Bank's market areas. The Bank's total loans at December 31, 1998 were $255.8 million, or 63.7% of total earning assets. The Bank also makes secured construction loans to home builders and residential mortgagees, which are often secured by first and second real estate mortgages. At December 31, 1998, the Bank had no large loan concentrations (exceeding ten percent of its portfolio) in any particular industry.

         Loan Composition. The following table sets forth, at the dates indicated, the composition of the Bank's loan portfolio and the related percentage composition.


                                                                              AT DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                          1998                       1997                     1996
                                                  ---------------------     ---------------------     -------------------
                                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)

REAL ESTATE:
Commercial ................................       $ 83,202         32.6%    $ 51,022         22.3%    $ 30,516       21.1%
Residential ...............................         50,121         19.6%      58,238         25.5       44,109       30.5
Construction and development ..............         24,976          9.8%      19,083          8.3       13,407        9.3
                                                  --------      -------     --------      -------     --------    -------
             Total real estate ............        158,299         62.0%     128,343         56.1       88,032       60.9
                                                  --------      -------     --------      -------     --------    -------

COMMERCIAL, FINANCIAL AND  AGRICULTURAL ...         45,141         17.6%      54,294         23.7       25,175       17.4
                                                  --------      -------     --------      -------     --------    -------

CONSUMER:
      Direct ..............................         23,908          9.3%      23,237         10.2       16,766       11.6
      Home equity .........................         24,122          9.4%      19,740          8.6       13,516        9.3
      Revolving ...........................          4,357          1.7%       3,101          1.4        1,096        0.8
                                                  --------      -------     --------      -------     --------    -------
             Total consumer ...............         52,387         20.4%      46,078         20.2       31,378       21.7
                                                  --------      -------     --------      -------     --------    -------

             Total ........................       $255,827          100%    $228,715          100%    $144,585      100.0%
                                                  ========      =======     ========      =======     ========    =======

         Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $158.3 million, or 62.0%, of the Bank's total loans at December 31, 1998. The Bank held at December 31, 1998 real estate loans of various sizes ranging up to $4.9 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, although the installment payments may be structured generally on a 15-year amortization basis. Interest rates may be fixed or adjustable, based on market conditions, and the Bank generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80% and net project cash flow available for debt service equals 120% of the debt service requirement. The Bank also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Bank experienced no net loan losses on commercial real estate loans during 1998, 1997 and 1996.

         The Bank originates residential loans for its portfolio on single and multi-family properties, both owner occupied and non-owner occupied, and at December 31, 1998 it held $50.1 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Bank typically charges an origination fee. The Bank attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Bank has experienced net loan losses on residential real estate of $4,000, $13,000 and $0 in 1998, 1997 and 1996, respectively.

         The Bank also originates residential loans for sale into the secondary market. Through its mortgage banking division, the Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Bank is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance which are recognized in income when the loan is sold. During 1998, 1997 and 1996, the Bank earned loan origination fees of $45,000, $81,000 and $32,000, respectively. At December 31, 1998, the Bank held none of such loans for sale, and during 1998 the

Bank sold an aggregate of $8.8 million of such loans. The Bank sells these loans on a non-recourse basis.

         The Bank's current strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $2.5 million, not to exceed $2.5 million. At December 31, 1998, 1997 and 1996, the Bank held $25.0 million, $19.1 million and $13.4 million, respectively, of such loans. To reduce credit risk associated with such loans, the Bank limits its lending to projects involving small commercial centers that have strong anchor tenants and are otherwise substantially pre-leased, or residential projects that are either presold or are being built by the proposed occupant. The leases on commercial projects must generally result in a loan to capitalized lease value of no greater than 75% and a net cash flow to debt service ratio of at least 120%. The Bank historically has required a personal guarantee from the developer or builder. Loan terms are typically 12 to 15 months on a commercial project and nine months on a residential project, although the Bank occasionally will make a "mini-permanent" loan for purposes of construction and development up to a three to five year term. Rates are typically variable and the Bank typically charges an origination fee. During 1998, the Bank experienced net loan losses of $48,000, and no such net loan losses in 1997 and 1996.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1998, the Bank held $45.1 million of commercial loans, or 17.6% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Bank. The Bank attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Bank attempts to limit its credit risk by requiring the borrower to demonstrate the capacity to produce net cash flow available for debt service of 125% to 150% of debt service requirements. During 1998, the Bank experienced net loan losses on commercial loans of $537,000, during 1997, the Bank experienced net loan losses on commercial loans of $6,000, and in 1996 the Bank had no such net loan losses.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans originated directly by the Bank, home equity revolving lines of credit, and unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrower's residence, but the Bank attempts to underwrite the credit independent of the collateral value. At December 31, 1998, the Bank held $48.0 million of consumer loans, including home equity revolving lines of credit. During 1998, 1997 and 1996, respectively, the Bank experienced net consumer loan losses of $156,000, $29,000 and $35,000.

         Credit Card Loans. In 1996, the Bank began offering credit card loans to individuals and businesses who meet the Bank's underwriting standards with respect to income, credit rating, established residence and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such loans rising at the end of each calendar year. At December 31, 1998, credit card loans equaled approximately $3.5 million, or approximately 1.4% of the Bank's total loan portfolio. Net losses on credit card loans equaled $110,000 in 1998, $19,000 in 1997 and $0 in 1996.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have lending limits up to $250,000; loans in excess of that limit must be approved by the city executive. If the lending request exceeds the city executive's lending limit, which is $500,000, the loan must be submitted to and approved by the appropriate senior credit officer. The senior credit officer has authority to approve a loan up to $750,000. Under joint approval, the senior credit officer and the senior vice president -- corporate administration, may approve loans up to $1.5 million. All loans in excess of $1.5 million must be approved by the President and Chief Executive Officer, who may approve loans of up to $2.5 million.

         The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing no less than annually all credit relationships in excess of $100,000 in their respective portfolios. All new relationships, that is, those not more than 60 days old, in excess of $100,000 are reviewed by a credit management committee comprised of loan officers and senior management every two weeks. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior loan officers of the Bank. The officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets designed to improve the Bank's credit position for an early resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Bank also engaged a third party consultant to review its loan portfolio, the first examination of which occurred 1998. The Bank has used the findings of the examination to further enhance credit quality through improved credit administration policies and procedures.

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


                                                                      AT DECEMBER 31,
                                                             --------------------------------
                                                              1998          1997         1996
                                                             -----         -----        -----
Non-interest bearing demand ......................            11.2%         11.6%        12.2%
Savings/NOW/MMI ..................................            21.6          19.4         27.3
Certificates of deposits .........................            67.2          69.0         60.5
                                                             -----         -----        -----
                                                             100.0%        100.0%       100.0%
                                                             =====         =====        =====

         The Bank accepts deposits at its ten banking offices, eight of which have automated teller machines. The Bank's memberships in the "HONOR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. The Bank charges a fee of $1.50 per transaction for the use of its ATM facilities by those who are not depositors with the Bank. The Bank also operates two free-standing ATM'S. See "Properties." The Bank controls deposit flows primarily through the pricing of such deposits and to a certain extent through promotional activities, such as its "Prestige" and "Priority" accounts for deposits of $25,000 and $75,000, respectively, and the "FNB Club" which extends special privileges and sponsors group excursions to sites and performances of interest to account holders over the age of 55. The Bank also offers as a convenience to come to a customer's home or place of business to pick up a non-cash deposit the customer wishes to make. At December 31, 1998, the Bank had $86.9 million in certificates of deposit of $100,000 or more. In January 1998, the Bank joined an electronic network which allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks (no brokers funds are accepted) and amounts are typically just under $100,000, to assure FDIC insurance coverage. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with those offered by other institutions in the Bank's market areas.

INVESTMENT SERVICES

         The Bank offers the services of an investment advisor employed by American Express Financial Advisors who splits his time among seven of the Bank's branches and is available to depositors, as well as those who are not account holders in the Bank. This advisor offers mutual fund services, tax and estate planning and other financial services and the Bank receives a commission based on the advisor's sales. The Bank benefits by attracting customers to its branches who may not otherwise have reason to transact business there and by earning additional fees. In 1998, the Bank earned fees in the amount of $34,000 from commissions generated from these services.

MARKETING

         The Bank currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Bank's officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services at a personal level. The Bank occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. Since the Company does not have a fully-staffed marketing department, the Bank's marketing, advertising and public relations campaigns focus on the following two components:

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

COMPETITION

         Commercial banking in North Carolina is extremely competitive, due in large part to statewide branching. Currently, many of the Bank's competitors are significantly larger and have greater resources than the Bank. The Bank continues to encounter significant competition from a number of sources, including bank holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. Among commercial banks, the Bank competes in its market areas with some of the largest banking organizations in the State, several of which have as many as 200 to 300 branches in North Carolina. The Bank's competition is not limited to financial institutions based in North Carolina. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Bank's competitors. Consequently, many of the Bank's competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services that the Bank does not offer. As a result of the interstate banking legislation, the Bank's market is open to future penetration by banks located in other states provided the other state allows acquisitions of its banking institutions by North Carolina banking institutions, thereby increasing competition. To date, there is interstate branching among banks in North Carolina, Virginia, South Carolina and Tennessee.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 144 full-time and 17 part-time employees. None of the employees of the Company are represented by any collective bargaining unit. The Company considers its relations with its employees to be good.

SUPERVISION AND REGULATION

         The following discussion is intended to be a summary of the material regulations and policies applicable to the Company and its wholly-owned subsidiary, FNB Southeast, and does not purport to be a comprehensive discussion. These regulations are intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in the applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

         General. The Company is a bank holding company, registered with the Board of Governors of the Federal Reserve ("Federal Reserve") under the Bank Holding Company Act of 1956 ("BHC Act") and with the North Carolina Commissioner of Banks (the "Commissioner") under the North Carolina Bank Holding Company Act of 1984, as amended (the "North Carolina Act"). As such, the Company and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the North Carolina Act and the regulations of the Federal Reserve and the Commissioner.

         Prior to March 15, 1999, the Bank was a national bank regulated by the Office of the Comptroller of the Currency ("OCC"). Effective March 15, 1999, the Bank converted its charter from a national bank to a North Carolina state bank and became a member of the Federal Reserve.

         The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. As a North Carolina bank and member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Commissioner, and is also subject to the backup supervisory authority of the FDIC. Such agencies regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Such agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         On November 13, 1997, the Company and the OCC, which supervised the Bank prior to its conversion to a North Carolina bank in March 1999, entered into a Memorandum of Understanding (the "MOU"). The actions that the OCC requested the Company to take were, generally, in the nature of improving the Company's internal procedures and policies, such as revising its written loan policy, developing a program to strengthen its loan administration and taking steps to increase its liquidity commensurate with its past, and expected future, growth. Because the Bank has converted to a North Carolina charter and is no longer subject to the supervision and regulation of the OCC, the MOU no longer binds the Bank; however, the Company believes that it is, in any event, in compliance with the provisions of the MOU.

         Regulation of Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of voting shares of any company, including a bank, if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent of the voting shares of such company, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any company, including a bank, or (iii) it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"). Both capital adequacy and the CRA are discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in North Carolina may now acquire a bank located in any other state, and any bank holding company located outside North Carolina may lawfully acquire any North Carolina-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage limitations, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, states had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. Accordingly, the Bank is able to establish and operate branches in other states, unless such states have enacted "opt out" legislation. North Carolina has enacted "opt in" legislation that now permits interstate branching in North Carolina on an unlimited basis.

         The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, operating a thrift institution, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible bank-related activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Capital Adequacy. The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve. There are two basic measures of capital adequacy: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for an institution to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         The minimum guideline for the ratio ("Risk Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0 percent. At least half of the Total Capital must be composed of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of mandatory convertible debt securities and a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's Tier 1 and Total Capital ratios were 15.3% and 16.3%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets (the "Leverage Ratio") of three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least three percent plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 10.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the Federal Reserve and was in compliance with applicable minimum capital requirements as of December 31, 1998. Neither the Company nor the Bank has been advised by any federal banking agency of any specific minimum Leverage Ratio requirement applicable to it.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. See "Prompt Corrective Action."

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the federal banking agencies have, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), proposed an amendment to the risk-based capital standards that would calculate the change in an institution's net economic value attributable to increases and decreases in market interest rates and would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

         Support of Subsidiary Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. The principal source of cash flow of the Company, including cash flow to pay dividends to its shareholders, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as the Company to its shareholders.

         Under North Carolina law, the Bank may pay cash dividends only out of undivided profits and only if the Bank has surplus of a specified level. If a bank having capital stock of $15,000 or more has surplus of less than 50% of its paid-in capital stock, no cash dividend may be declared until the bank has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage sufficient to raise the bank surplus to an amount equal to 50% of its paid-in capital. Furthermore, if, in the opinion of the federal regulatory agencies, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve and the FDIC have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDICIA an insured bank may not pay any dividend if payment would cause it to become undercapitalized or once it is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from its banking subsidiary. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 1998, the Bank had undivided profits of approximately $21.0 million.

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Community Reinvestment Act ("CRA"). The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         Under CRA regulations jointly adopted by all federal bank regulatory agencies, the former process-based CRA assessment factors were replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's federal regulator in an assessment context that would take into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g. credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans. The institution's regulator will weigh each of these lending categories to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. All financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans.

         The joint agency CRA regulations provide that an institution evaluated under a given test would receive one of five ratings for that test: outstanding; high satisfactory; low satisfactory; needs to improve; or substantial non-compliance. The ratings for each test would then be combined to produce an overall composite rating of either outstanding, satisfactory (including both high and low satisfactory), needs to improve, or substantial non-compliance. In the case of a retail-oriented institution, its lending test rating would form the basis for its composite rating. That rating would then be increased by up to two levels in the case of outstanding or high satisfactory investment performance, increased by one level in the case of outstanding service, and decreased by one level in the case of substantial non-compliance in service. An institution found to have engaged in illegal lending discrimination would be rebuttably presumed to have a less-than-satisfactory composite CRA rating. The Bank's current CRA rating is satisfactory.

         Prompt Corrective Action. The FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories ("well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized") and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. The federal banking agencies have specified by regulation the relevant capital level for each category.

         Under the Federal Reserve rule implementing the prompt corrective action provisions, a bank that (i) has a Total Capital ratio of ten percent or greater, a Tier 1 Capital ratio of six percent or greater, and a Leverage Ratio of five percent or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve, is deemed to be "well-capitalized." An institution with a Total Capital ratio of eight percent or greater, a Tier 1 Capital ratio of four percent or greater and a Leverage Ratio of four percent or greater (or three percent or greater in the case of an institution rated composite 1 under the CAMEL rating system) is considered to be "adequately capitalized." A bank that has a Total Capital ratio of less than eight percent or a Tier 1 Capital ratio of less than four percent or a Leverage Ratio that is less than four percent (or less than three percent in the case of a bank rated composite 1 under the CAMEL rating system) is considered to be "undercapitalized." A bank that has a Total Capital ratio of less than six percent, a Tier 1 Capital ratio of less than three percent, or a Leverage Ratio that is less than three percent is considered to be "significantly undercapitalized" and an institution that has a tangible equity capital to assets ratio equal to or less than two percent is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 capital for purposes of the risk-based capital standards plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         At December 31, 1998, the Bank had the requisite capital levels to qualify as well-capitalized.

         An FDIC-insured depository institution is generally prohibited from making any capital distribution (including the payment of a dividend) or payment any management fee to its holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of:
(i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized"; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized."

         "Significantly undercapitalized" insured depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

         FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The risk-based system, which went into effect January 1, 1994, assigns an institution to one of three capital categories: (i) well-capitalized; (ii) adequately capitalized; and
(iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

         Under the final risk-based assessment system there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Under the Federal Deposit Insurance Act, ("FDIA") insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         Safety and Soundness Standards. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholders. The federal banking agencies determined that stock valuation standards were not appropriate. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt correction action provisions of FDICIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

         Depositor Preference. Legislation enacted by Congress establishes a nationwide depositor preference rule in the event of a bank failure. Under this arrangement, all deposits and certain other claims against a bank, including the claim of the FDIC as subrogee of insured depositors, would receive payment in full before any general creditor of the bank would be entitled to any payment in the event of an insolvency or liquidation of the bank.

         Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA") and the regulations of the Federal Reserve thereunder. In general, an affiliate of the Bank is any company that controls the Bank or any other company that is under common control with the Bank, excluding the Bank's subsidiaries. At present, the provisions of Sections 23A and 23B apply to extensions of credit by the Bank to the Company. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of capital and surplus and also limits the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount of a type described in Section 23A and purchase of low quality assets from affiliates is generally prohibited. Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards that are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) do not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.

         Effects of Governmental Policies. The earnings and business of the Company and the Bank are and will be affected by the policies of various regulatory authorities in the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit and deposits, and the interest rates paid on liabilities and received on assets.

ITEM 2.  PROPERTIES

         The Company leases or owns ten banking offices, as shown in the following table:


              LOCATION                           OWNED OR LEASED            ATM(1)   YEAR OPENED/PURCHASED
              --------                           ---------------            ------   ---------------------

202 South Main Street
Reidsville, North Carolina .............            Owned (2)                 X            1918(3)

1646 Freeway Drive
Reidsville, North Carolina .............              Owned                   X            1972

202 Turner Drive
Reidsville, North Carolina .............              Owned                   X            1989

203 East Meadow Road
Eden, North Carolina ...................       Leased (expires 2001)          X            1987

801 South Van Buren Road
Eden, North Carolina ...................             Owned(4)                 X            1996

151 North Fieldcrest Road
Eden, North Carolina ...................       Leased (expires 2008)                       1996

605 North Highway Street
Madison, North Carolina ................              Owned                   X            1997

9570 U.S. 29 Business
Ruffin, North Carolina .................       Leased (expires 2004)                       1997

2132 New Garden Road
Greensboro, North Carolina .............              Owned                   X            1997

704 South College Road
Wilmington, North Carolina .............       Leased (expires 2002)          X            1997

--------------
(1) Two additional remote ATM's are located in Reidsville, North Carolina pursuant to leases that expire in 2001 and 2003. Each of the ATM's situated at a banking office is a drive-up ATM.
(2) Consists of 27,000 square feet in a two story building and includes the Company's executive offices.
(3) Original office opened in different location in 1918. Current office opened in 1980.
(4) Serves as the main banking office in Eden. In 1996, the Bank also closed an office located in Eden upon the expiration of the lease for such office.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ending December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         Ernest J. Sewell, age 58, is the President, Chief Executive Officer and a Director of the Company and the Bank. He assumed his current position on January 26, 1995 after the resignation of Willard B. Apple, Jr. from those positions on that date. Prior to joining the Company and the Bank, Mr. Sewell served as Senior Vice President of Branch Banking and Trust Company, with 26 years of previous banking experience. He is a member of the Board of Trustees of Annie Penn Memorial Hospital, Reidsville, North Carolina, and is Chairman of its Investment Committee. Mr. Sewell, who is an avid pilot, also serves on the boards of various charitable organizations and is Vice Chairman of the Rockingham County Airport Authority.

         Robert F. Albright, age 62, is Executive Vice President, Secretary and Chief Financial Officer of the Company and the Bank, and Treasurer of the Company. He joined the Bank in 1980 as Vice President and was elected Senior Vice President and Secretary in 1985.

         Richard L. Powell, age 47, is Senior Vice President, Support Services, of the Company and the Bank, and Assistant Secretary of the Company. He joined the Bank in 1986 as Assistant Vice President and was promoted to Vice President in 1988 and to Senior Vice President in 1993.

         R. Michael Hendricks, age 35, is Senior Vice President, Corporate Administration of the Bank. He joined the Bank in 1997 as Senior Vice President and City Executive, prior to being promoted to his current position in December, 1998. He had previously served as Vice President, Business Services Manager at Branch Banking and Trust Company and had 11 years banking experience prior to joining the Bank.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference from page 18 (Table 11) of the Company's 1998 Annual Report to Shareholders included as Exhibit 13.01 to this report.

         The Company did not sell any securities in the fiscal year ended December 31, 1998 which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 95,100 shares of its Common Stock at a weighted average exercise price of $24.87 per share pursuant to the Company's Omnibus Equity Compensation Plan.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated by reference from page 4 of the Company's 1998 Annual Report to Shareholders included as Exhibit 13.01 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Incorporated by reference from pages 5 through 18 of the Company's 1998 Annual Report to Shareholders included as Exhibit 13.01 to this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated by reference from pages 15 through 16 of the Company's 1998 Annual Report to Shareholders included as Exhibit 13.01 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference from pages 19 through 39, and from page 18 (Table 10), of the Company's 1998 Annual Report to Shareholders included as
Exhibit 13.01 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported by the Company on a Current Report on Form 8-K, on August 21, 1998 the Board of Directors of the Company and the Audit Committee thereof approved the engagement of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ended December 31, 1998, to replace Cherry, Bekaert & Holland, L.L.P. Cherry, Bekaert & Holland, L.L.P. was notified on August 21, 1998 that the Company was changing independent public accountants.

         The audit reports of Cherry, Bekaert & Holland, L.L.P. on the consolidated financial statements of the Company for the years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and in the subsequent interim period through August 21, 1998, there were no disagreements with Cherry, Bekaert & Holland, L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Cherry, Bekaert & Holland, L.L.P. would have caused Cherry, Bekaert & Holland, L.L.P. to make reference to the matter in their report. Cherry, Bekaert & Holland, L.L.P. furnished a letter to the Securities and Exchange Commission, a copy of which was filed as an exhibit to the Form 8-K, stating that it agreed with these statements.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 1999, with respect to the Annual Meeting of Shareholders to be held on April 13, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 1999, with respect to the Annual Meeting of Shareholders to be held on April 13, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 1999, with respect to the Annual Meeting of Shareholders to be held on April 13, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's definitive proxy statement, as filed with the Securities and Exchange Commission on March 16, 1999, with respect to the Annual Meeting of Shareholders to be held on April 13, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Index to Exhibits


Exhibit No.              Description
-----------              ------------
3.02(1)                  Amended and Restated Articles of Incorporation.
3.03(1)                  Bylaws of Company, as amended.
4.01                     Specimen Common Stock Certificate.

10.01(2)                 Stock Compensation Plan of the Registrant approved
                         April 11, 1989 by the Shareholders of the Registrant,
                         with forms of stock option and stock bonus agreements
                         attached.
10.02(3)                 Omnibus Equity Compensation Plan of the Registrant.
10.03(3)                 Severance Policy for Senior Officers of the Registrant
                         (employed for five years or more).
10.04(4)                 Revised  Severance Policy for Senior Officers of the
                         Registrant  (employed for five years or more).
10.05(3)                 Severance Policy for Senior Officers of the Registrant
                         (employed for less than five years). 10.06(5) Equipment
                         Sale Agreement and related agreements dated September 24,
                         1992 by and among the Registrant and Information Technology, Inc.
10.07(6)                 Benefit Equivalency Plan effective January 1, 1994.
10.08(6)                 Annual Management Incentive Plan.
10.09(6)                 Long Term Incentive Plan.
10.10(6)                 Employment Agreement dated May 18, 1995 between the Registrant and First National Bank of Reidsville, jointly, as
                         employer, and Ernest J. Sewell, President and Chief
                         Executive Officer of the Registrant and the Bank.
10.11(7)                 Split-Dollar Agreement dated January 27, 1995 between the
                         Registrant and Ernest J. Sewell.
10.12(7)                 Split-Dollar Agreement dated September 26, 1994 between
                         the  Registrant  and Robert F. Albright.
10.13(7)                 Split-Dollar Agreement dated January 27, 1995 between the
                         Registrant and C. Melvin Gantt.
10.14(7)                 Split-Dollar Agreement dated December 8, 1995 between the
                         Registrant and Richard L. Powell.
10.15(8)                 Lease, dated January 31, 1997, between the Registrant and
                         Landmark Commercial, Inc.,
                         relating to the Wilmington branch office.
10.16                    Amendment to Benefit Equivalency Plan effective January 1, 1998
13.01                    Those portions of the Registrant's 1998 Annual Report to
                         Shareholders  which have been incorporated by reference
                         into this Annual Report on Form 10-K.
16.01(9)                 Letter of Cherry, Bekaert & Holland, L.L.P.
21.01(8)                 Subsidiaries of the Registrant.
23.01                    Consent of  PricewaterhouseCoopers LLP
23.02                    Consent of Cherry, Bekaert & Holland, L.L.P.
27.01                    Financial Data Schedule (for SEC use only).
99.01                    Risk Factors relating to the Registrant.


-----------------------------
         (1) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.
         (2) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.
         (3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.
         (4) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.
         (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992, filed with the Securities and Exchange Commission.

         (6) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.
         (7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.
         (8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
         (9) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated August 21, 1998, filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K.

         None.

                           FORWARD-LOOKING STATEMENTS

         Information set forth in this Annual Report on Form 10-K under the caption "Business" and incorporated by reference herein from the Company's Annual Report to Shareholders contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other various thereof or comparable terminology.

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

                                         FNB FINANCIAL SERVICES CORPORATION

Date: March 18, 1999
                                         By: /s/  Ernest J. Sewell
                                             ----------------------------------
                                             Ernest J. Sewell, President
                                              and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                              Capacity                               Date
       ---------                                              --------                               ----

/s/ Ernest J. Sewell                       President, Chief Executive Officer and Director      March 18, 1999
---------------------------                           (Principal Executive Officer)
Ernest J. Sewell

/s/ Robert F. Albright                   Executive Vice President and Chief Financial Officer   March 18, 1999
---------------------------                           (Principal Financial Officer)
Robert F. Albright

/s/ Michael W. Shelton                     Senior Vice President and Controller (Principal      March 18, 1999
---------------------------                              Accounting Officer)
Michael W. Shelton

/s/ Willard B. Apple, Jr.                               Chairman of the Board                   March 18, 1999
---------------------------
Willard B. Apple, Jr.

/s/ Charles A. Britt                                           Director                         March 18, 1999
---------------------------
Charles A. Britt

/s/ Barry Z. Dodson                                            Director                         March 18, 1999
---------------------------
Barry Z. Dodson

/s/ O. Eddie Green                                             Director                         March 18, 1999
---------------------------
O. Eddie Green

/s/ Joseph H. Kinnarney                                        Director                         March 18, 1999
---------------------------
Joseph H. Kinnarney

/s/ Clifton G. Payne                                           Director                         March 18, 1999
---------------------------
Clifton G. Payne

/s/ Elton H. Trent, Jr.                                        Director                         March 18, 1999
---------------------------
Elton H. Trent, Jr.

/s/ Kenan C. Wright                                            Director                         March 18, 1999
---------------------------
Kenan C. Wright

                                 EXHIBIT INDEX



       Exhibit           Description
       -------           -----------
          4.01           Specimen Stock Certificate
         13.01           Those portions of the  Registrant's  Annual Report to  Shareholders  for the
                         fiscal year ended December 31, 1998 which have been  incorporated  into this
                         Annual Report on Form 10-K.
         10.16           Amendment to Benefit Equivalency Plan effective January 1, 1998
         23.01           Consent of PricewaterhouseCoopers LLP
         23.02           Consent of Cherry, Bekaert & Holland, L.L.P.
         27.01           Financial Data Schedule (for SEC use only)
         99.01           Risk Factors relating to the Registrant.