Form 10-Q
period 1999-03-31
FNB FINANCIAL SERVICES CORP
filed 1999-05-17
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

Commission File Number: 0-13086



                       FNB FINANCIAL SERVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                       56-1382275
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation of organization)                           Identification Number)

                  202 South Main Street, Reidsville, N.C. 27320
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  336-342-3346
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X          No
       -------              ------



3,336,900 common shares were outstanding as of April 30, 1999 with a par value of $1.00 per share.

                FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY

                                      INDEX

Part I     FINANCIAL INFORMATION                                    PAGE NUMBER

Item 1     Financial Statements

           Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998                           1

           Consolidated Statements of Income and Comprehensive Income
           Three months ended March 31, 1999 and 1998                     2

           Consolidated Statements of Changes in Shareholder's Equity
           March 31, 1999 and December 31, 1998                           3

           Consolidated Statement of Cash Flows
           Three months ended March 31, 1999 and 1998                    4-5

           Notes to Consolidated Financial Statements                    6-8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9-13

Item 3     Quantitative and Qualitative Disclosures About Market Risk    13

Part II    OTHER INFORMATION

Item 1     Legal Proceedings                                             13

Item 2     Changes in Securities and Use of Proceeds                     13

Item 3     Defaults Upon Senior Securities                               13

Item 4     Submission of Matters to a Vote of Security Holders           13

Item 5     Other Information                                             14

Item 6     Exhibits and Reports on Form 8-K                              14

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Unaudited; in thousands)

                                                       March 31,        December 31,
                                                         1999               1998
                                                       ---------         ---------

Assets
Cash and due from banks                                $  10,765         $   8,854
Securities available for sale                            124,215           144,391
Other equity securities, at cost                           2,234             1,335
Loans                                                    265,120           255,827
     Less:  Allowance for loan losses                      2,740             2,606
                                                       ---------         ---------
          Net Loans                                      262,380           253,221

Property and equipment, net                                7,352             7,295
Intangible assets                                            557               580
Accrued income and other assets                            5,817             6,033
                                                       ---------         ---------
     Total Assets                                      $ 413,320         $ 421,709
                                                       =========         =========

Liabilities and Shareholders Equity
Deposits
     Noninterest bearing                               $  38,623         $  38,588
     Savings/NOW/MMI                                      75,301            74,365
     Other time account                                  224,296           232,052
                                                       ---------         ---------
          Total deposits                                 338,220           345,005

Federal funds purchased and securities
     sold under repurchase agreements                     10,103            13,932
Other borrowings                                          20,000            15,000
Accrued expense and other liabilities                      2,708             3,206
                                                       ---------         ---------
     Total Liabilities                                   371,031           377,143
                                                       ---------         ---------

Shareholders Equity
Preferred stock, authorized 10,000,000 shares;
     none issued and outstanding                               0                 0
Common stock, $1.00 par; authorized
     40,000,000 shares; 3,325,355 shares issued
     in 1999; 3,429,564 shares issued in 1998              3,325             3,430
Paid in capital                                           19,576            21,359
Retained earnings                                         19,610            19,113
                                                       ---------         ---------
                                                          42,511            43,902
Accumulated other comprehensive income (loss)               (222)              664
                                                       ---------         ---------
Total shareholders equity                                 42,289            44,566
                                                       ---------         ---------

Total Liabilities and Shareholders equity              $ 413,320         $ 421,709
                                                       =========         =========



See notes to consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; in thousands, except per share data)

                                                                    Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                   1999              1998
                                                                ----------        ----------
Interest income
Interest and fees on loans                                      $    5,696        $    5,547
Interest on federal finds sold and other deposits                       21                50
Interest and dividends in investments:
     U.S. Treasury securities                                            0                45
     Federal Agency securities                                       1,834             1,086
     State, County and Municipal securities                             54                75
     Other securities                                                   27                25
                                                                ----------        ----------
          Total Interest Income                                      7,632             6,828

Interest expense
Interest on savings, NOW and MMI deposits                              484               287
Interest on other time deposits                                      2,986             2,917
Interest on federal funds purchased, borrowed funds, and
securities sold under agreement to repurchase                          357               358
                                                                ----------        ----------
     Total Interest Expense                                          3,827             3,562

Net Interest Income                                                  3,805             3,266
     Provision for loan losses                                         228               265
                                                                ----------        ----------
Net interest income after loan loss provision                        3,577             3,001

Noninterest income
Deposit service charge                                                 300               244
Bankcard fees                                                          110                82
Net securities gains/(losses)                                           95                10
Net gain/(loss) on sale of mortgages                                     7                49
Other operating income                                                  54                50
                                                                ----------        ----------
     Total noninterest income                                          566               435

Noninterest expense
Salaries and employee benefits                                       1,666             1,436
Net occupancy expense                                                  154               144
Furniture and equipment expense                                        300               175
Insurance                                                               14                13
Printing and supplies                                                   51                62
Bankcard processing                                                     82                74
Net loss on disposition of asset                                        58                 0
Other operating expense                                                510               353
                                                                ----------        ----------
     Total noninterest expense                                       2,835             2,257

Income before income taxes                                           1,308             1,179
Income tax expense                                                     448               404
                                                                ----------        ----------
Net income                                                             860               775
Other comprehensive income (loss)                                     (886)              (16)
                                                                ----------        ----------
Comprehensive income                                            $      (26)       $      759
                                                                ==========        ==========


Per share data
     Net income, basic                                          $     0.25        $     0.31
     Net income, diluted                                        $     0.25        $     0.29
     Cash dividends                                             $     0.11        $      .10
     Weighted average shares outstanding, basic                  3,379,727         2,498,034
     Weighted average shares outstanding, diluted                3,474,001         2,708,695

See notes to consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited; in thousands)

                                                    Three Months         Year
                                                       Ended            Ended
                                                      March 31,      December 31,
                                                        1999             1998
                                                      --------         --------

Common Stock:
     Beginning balance                                $  3,430         $  2,494
     Stock issuance                                          0              897
     Stock repurchase                                     (119)               0
     Dividend reinvestment plan                              3               13
     Exercise of stock options                               9               19
     Employee 401(k) plan                                    2                6
     Employee stock awards                                   0                1
                                                      --------         --------
          Ending balance                                 3,325            3,430
                                                      --------         --------


Paid in Capital:
     Beginning balance                                  21,359            3,287
     Stock issuance                                          0           17,546
     Stock repurchase                                   (1,881)               0
     Dividend reinvestment                                  51              266
     Exercise of stock options                              13               52
     Employee 401(k) plan                                   34              202
     Employee stock awards                                   0                6
                                                      --------         --------
          Ending balance                                19,576           21,359
                                                      --------         --------

Retained Earnings:
     Beginning balance                                  19,113           16,541
     Net income                                            860            3,847
     Cash dividends                                       (363)          (1,275)
                                                      --------         --------
           Ending balance                               19,610           19,113
                                                      --------         --------

Accumulated other comprehensive income (loss):
     Beginning balance                                     664              196
     Other comprehensive income (loss)                    (886)             468
                                                      --------         --------
     Ending balance                                       (222)             664
                                                      --------         --------

Total Shareholders' Equity                            $ 42,289         $ 44,566
                                                      ========         ========

Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Increase/(Decrease) in Cash and Cash Equivalents:

                                                                       Three Months Ended
                                                                   March 31,        March 31,
                                                                     1999             1998
                                                                   --------         --------
Cash flows from operating activities:
     Interest received                                             $  7,520         $  6,871
     Fees and commissions                                               636              565
     Interest paid                                                   (4,001)          (3,231)
     Noninterest expense paid                                        (2,832)          (2,273)
     Income taxes paid                                                 (200)              15
     Proceeds from sale of mortgage loans                             1,678            6,849
                                                                   --------         --------
          Net cash provided/(used) by operating activities:           2,801            8,796
                                                                   --------         --------


Cash flow from investing activities:
     Proceeds from sale/call/maturity of securities                  41,414           26,266
     Purchase of securities                                         (23,719)         (42,370)
     Capital expenditure                                               (262)             (59)
     (Increase)/Decrease in other real estate                           522              (19)
     (Increase)/Decrease in net loans                               (10,892)         (25,603)
                                                                   --------         --------
          Net cash provided/(used) by investing activities:           7,063          (41,785)
                                                                   --------         --------


Cash flows from financing activities:
     Increase/(Decease) in DDA, Savings, NOW, MMI                       972            8,120
     Increase/(Decrease) in time deposits                            (7,757)          34,800
     Increase/(Decrease) in federal funds and repurchase
     agreements                                                      (3,830)          (3,273)
     Increase/(Decrease) in other borrowing                           5,000                0
     Proceeds from stock issuance, net of repurchase                 (1,975)             107
     Dividends paid                                                    (363)            (250)
                                                                   --------         --------
          Net cash provided/(used) by investing activities:           7,953           39,504
                                                                   --------         --------


Net Increase/(Decrease) in cash equivalents                           1,911            6,515
Cash and cash equivalents as of January 1                             8,854            9,612
                                                                   --------         --------

Cash and cash equivalents as of March 31                           $ 10,765         $ 16,127
                                                                   ========         ========



Supplemental disclosures of non-cash transactions
    Non-cash transfer from loans to other real estate              $    157         $     18

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Reconciliation of net income to net
    cash provided by operating activities:

                                                                 Three Months Ended
                                                             March 31,         March 31,
                                                                1999              1998
                                                             ---------         ---------

Net Income                                                   $     860         $     775

Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan loss                                       228               265
     Depreciation                                                  205               133
     Accretion and amortization                                    136                79
     (Gain)/Loss on sales of securities                            (95)              (10)
     (Gain)/Loss on sale of assets                                  58                (1)
     (Gain)/Loss on sale of mortgages                               (7)              (49)
     Proceeds from sale of mortgage loans                        1,678             6,849
     (Increase)/Decrease in interest receivable                    297              (290)
     (Increase)/Decrease in prepaid expense                       (148)             (106)
     (Increase)/Decrease in accrued income                         (22)                1
     (Increase)/Decrease in miscellaneous assets                  (431)             (234)
     (Increase)/Decrease in income taxes payable                   248               419
     Increase/(Decrease) in interest payable                      (174)              332
     Increase/(Decrease) in accrued expenses                      (135)              (69)
     Increase/(Decrease) in prepaid income                           9                12
     Increase/(Decrease) in miscellaneous liabilities               94               690
                                                             ---------         ---------

     Net cash provided by operating activities               $   2,801         $   8,796
                                                             =========         =========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.       Comprehensive Income

         The Company's other comprehensive income for the three months ended March 31, 1999 and 1998 consists of unrealized gains and losses on available for sale securities.

3.       Net Income Per Share

         Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                          Three Months Ended
                                                         March 31,      March 31,
                                                           1999           1998
                                                         ---------     ----------

         Weighted average number of shares
              used in basis EPS                          3,379,727      2,498,034

         Effect of dilutive stock options                   94,274        210,661
                                                         ---------     ----------

         Weighted average number of common
              shares and dilutive potential common
              shares used in dilutive EPS                3,474,001     2,708,695
                                                         =========     =========

4.       Segment Reporting

         The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in Reidsville, Madison, Eden, Ruffin, Greensboro and Wilmington, North Carolina and surrounding communities.

5.       Securities Available for Sale

                                                 March 31, 1999                December 31, 1998
                                           Amortized            Fair       Amortized            Fair
                                                Cost           Value            Cost           Value
                                           ----------      ---------      ----------       ---------
     U.S. Agency Securities                 $120,746        $120,149        $139,488        $140,280
     State and Municipal Obligations           3,814           4,066           3,815           4,111
                                            --------        --------        --------        --------
          Total Available for Sale          $124,560        $124,215        $143,303        $144,391
                                            ========        ========        ========        ========


6.       Loans

                                                  March 31,    December 31,
                                                    1999            1998
                                                  ------------------------
Loan category
     Real estate - commercial                     $ 95,701        $ 83,202
     Real estate - residential                      50,472          50,121
     Real estate - construction                     21,789          24,976
     Commercial, financial and agriculture          42,917          45,141
     Consumer - direct                              25,218          23,908
     Consumer - home equity                         24,586          24,122
     Consumer - other                                4,437           4,357
                                                  --------        --------
          Total Loans                             $265,120        $255,827
                                                  ========        ========

*The Bank has no foreign loan activity.

7.       Allocation of Allowance for Loan Loss

                                                      March 31, 1999                  December 31, 1998
                                              -----------------------------     ----------------------------
                                                              % of Loans in                    % of Loans in
                                                              Each Category                    Each Category
Balance at end of period                      Allowance     to Totals Loans     Allowance     to Total Loans
applicable to:                                ---------     ---------------     ---------     --------------
     Real estate - construction                  $    5                  8%        $    4                10%
     Real estate - mortgage                          24                 55%            27                52%
     Commercial                                   1,798                 16%         1,427                18%
     Consumer                                       729                 21%         1,066                20%
     General                                        134                  0%            57                 0%
                                                 ------              ------        ------             ------
       Total balance sheet for allocation         2,690                100%         2,581               100%
                                                 ------              ======        ------             ======


Off balance sheet commitments                        50                                25
                                                 ------                            ------


Total allocation                                 $2,740                            $2,606
                                                 ======                            ======


8.       Analysis of Allowance for Loan Loss

                                              Three Months
                                                  Ended
                                                March 31,
                                          ---------------------
                                           1999           1998
                                          ------         ------

Balance at beginning of period            $2,606         $2,331

Charge-offs                                  111             73
Recoveries                                    17             27
                                          ------         ------
Net charge-offs                               94             46
                                          ------         ------
Allowance charged to operations              228            265
                                          ------         ------

Balance at end of period                  $2,740         $2,550
                                          ======         ======

Annualized net charge-offs during
     the period to average loans
     outstanding during the period          0.15%          0.08%
                                          ======         ======

Allowance for loan loss to
     month end loans                        1.03%          1.03%
                                          ======         ======


9.       Nonperforming Assets

                                       March 31,              December 31,
                                         1999                    1998
                                    -------------          ----------------

Nonaccrual (1)                             $ 727                     $ 355
Past due 90 days or more and
     still accruing interest                   0                         0
Other real estate                            929                     1,451
Renegotiated trouble debt                      0                         0


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

Management's Discussion and Analysis of Financial Condition and Results of Operation

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including the factors set forth under "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Summary

Net income for the quarter ended March 31, 1999 of $860,000 was 11.0% more than the $775,000 earned in the first quarter last year. The Company experienced a reduction in deposits and assets due to lower volumes of certificates of deposits and the sale of investment securities to fund the repurchase of common stock. Certificates of deposit declined due to the repricing in this portfolio designed to lower the overall cost of funds to the Company. During the quarter, securities available for sale were sold to provide cash for the repurchase of common stock. The Company funded the repurchase of 119,000 shares of common stock during the most recent quarter.

Interest Income and Interest Expense

Total first quarter interest income increased 11.8%, to $7,632,000 over the same quarter last year, with a 21.4% improvement in average earning assets. Average loans improved 8.2% during the quarter and income from loans was up 2.7%, as the weighted average yield of 8.79% this quarter was down from 9.27% in 1988. Average investment securities in the first quarter were up 64.1%, because of significant growth in deposits and funds borrowed and the receipt of approximately $18.5 million from a stock issuance in the 1998 second quarter.

Total interest expense in the first quarter this year was 7.4% more than the 1998 first quarter, with average interest bearing liabilities up 16.5%. Increases in interest expense are due to increased interest expense on money market instruments (MMI). In the past year, the Company introduced a new MMI product that has been well received in our markets. This product typically has a lower rate than a certificate of deposit and has served to maintain deposit customers.

Comparable net interest margins were as follows:

First Quarter, 1999                         7.78%    -    4.64%    =   3.14%
First Quarter, 1998                         8.57%    -    4.59%    =   3.98%

The Company has experienced downward pressure on net interest margins over the past year. This is primarily due to the mix of earning assets and the growth in relatively more expensive certificates of deposit. The earning asset mix has been affected due to the relative increase in investment securities, compared to growth in the loan portfolio. The investment portfolio has a lower yield than the loan portfolio, and has had the effect of lowering the overall earning asset yield. Due to the growth and liquidity in the investment portfolio, management restructured the investment portfolio during the second half of 1998. This involved the sale of U.S. Government agency securities and the purchase of mortgage-backed securities. Also, the Company has repriced downward maturing certificates of deposits over the last several months. As a result of actively managing the certificate of deposit portfolio, overall certificates of deposits at March 31, 1999 have increased less than 1.0% compared to one year earlier.

Noninterest Income and Expense

Noninterest income in the first quarter this year increased 30.1%, to $566,000 compared to $435,000 in the first three months last year. The increase in 1999 is primarily attributed to increases in deposit service charges, up $56,000 or 23.0% and bankcard fees, up $28,000 or 34.1%. Gains on sale of securities increased to $95,000 in 1999 compared to $10,000 in 1998. The increase in securities gains was partially offset by a $42,000 decrease in gains on sale of mortgage loans to $7,000 for the 1999 quarter.

Noninterest expense was up 25.6% in the 1999 first quarter to $2,835,000 versus $2,257,000 for the comparable quarter last year. Personnel expense increased by 16.0% to $1,666,000 due to increases in staffing levels, merit compensation increases and increased cost of associated benefits. Furniture and fixture expenses increases of $125,000 to $300,000 for the quarter is primarily attributable to higher depreciation expenses associated with a company wide personal computer network installed in 1998. Noninterest expense also included a $58,000 loss on the sale of other real estate owned during the quarter.

The provision for loan losses was funded at $228,000 for the first quarter of 1999, compared to $265,000 in the first quarter of 1998. The amount of provision charged to operations in the 1999 quarter was lower than the 1998 quarter, primarily due to lower loan growth.


Financial Condition

The Company's total assets at March 31, 1999 and 1998, were $413.3 million and $367.8 million, respectively, and $421.7 million at December 31, 1998. Average earning assets for the first quarter were $393.6 million, or 21.4% higher than the $324.4 million during the same quarter last year. Loans at March 31, 1999 totaled $265.1 million versus $247.5 million one year earlier, an increase of 7.1%. Year to date, loans have increased 3.6% from $255.8 million at December 31, 1998. Investment securities of $126.4 million represent a 32.0% increase over $95.8 million one year ago. Year to date, investments securities have declined 13.2%, from $145.7 million at December 31, 1998. The sale of securities generated liquidity needed to fund the run off in deposits. During the quarter, certificate of deposits decreased approximately $7.8 million. Securities were also sold to fund the repurchase of the Company's common stock. The Company repurchased approximately $2.0 million worth of common stock during the quarter.

Average interest bearing liabilities for the first quarter were $330.2 million, or 16.5% higher than the $283.4 million for the same quarter last year. Total deposits were $338.2 million at March 31, 1999, a 7.3% increase versus one year ago, and a 2.0% decrease from the $345.0 recorded at December 31, 1998. During the first quarter, borrowings at the Federal Home Loan Bank of Atlanta increased by $5.0 million to a total of $20.0 million. The Company has a $40.0 million line of credit, and management believes this is a cost effective funding source.

Total equity was $42.3 million and $23.1 million, at March 31, 1999 and 1998, respectively. This represents a 83.1% increase over the first quarter last year. The decrease from December 31, 1998 equals $2.3 million, or a decrease of 5.1%. The year over year increase is primarily attributable to the stock offering completed in the second quarter of 1998. Proceeds from the stock offering netted the Company $18.5 million in additional capital. The decrease since year end 1998 is primarily due to the share repurchase program.


Asset Quality

The allowance ratio at March 31, 1999 stood at 1.03% compared to 1.02% at December 31, 1998, and 1.03% at March 31, 1998. For the first three months of 1999, the provision for loan losses was $228,000 compared to $265,000 for the same period earlier. During 1999, the Company has experienced charge-offs of $111,000 and recoveries of $17,000, or $94,000 in net charge-offs. This equates to an annualized net charge-off ratio of 0.15% based on average loans outstanding during the three month period. This compares to $46,000 net charge-offs in the same period last year.

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

Other real estate owned stood at $929,000 at March 31, 1999 compared to $50,000 one year earlier. The balance at the end of the first quarter represents a decrease of $522,000 from the $1,451,000 balance at December 31, 1998. The decline from the most recent year end is attributable to the sale of property held in this account. A loss of $58,000 was recorded as a result of selling these pieces of property. The Company is undertaking reasonable steps to liquidate the remaining balances in this category.


Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Federal Reserve, who are the primary regulators for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table below, the Company and the Bank have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of March 31, 1999.

                                 Regulatory Guidelines                       Actual
                            ------------------------------       -----------------------------

                                   Well        Adequately
Ratio                       Capitalized       Capitalized           Company              Bank
------------------------    ------------      ------------       -----------        ----------
Total Capital                     10.0%              8.0%             15.6%             15.1%
Tier 1 Capital                     6.0%              4.0%             14.6%             14.2%
Leverage Capital                   5.0%              4.0%             10.2%              9.8%


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


Year 2000

As the Year 2000 approaches, the Company has taken, and continues to take, steps to become Year 2000 compliant. The Company primarily utilizes a third party vendor for processing its primary banking applications. In addition, the Company also utilizes third party vendor application software for all ancillary computer applications. The third party vendor for the Company's banking applications is in the process of modifying, upgrading or replacing its computer applications to ensure Year 2000 compliance.

The vendor has advised the Company that the vendor has hired the services of a consultant to review the plan and assist such vendor in achieving Year 2000 compliance.

The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. By the end of September 1998, the Company had completed the awareness, assessment, and renovation phases for its core processing systems. The Company completed the validation and implementation phase for its core processing applications, and other mission critical applications during the forth quarter of 1998. Also by the end of 1998, the Company had completed the awareness, assessment and renovation phases for non-mission critical applications. By March 31, 1999 the Company has substantially completed the validation and implementation phases for non-mission critical applications.

The Company also uses non-computer systems, such as ATMs, security systems, telecommunications systems and alarm systems that may contain embedded technology. The Company completed the implementation phase for non-computer systems during the first quarter 1999.

Cost of Year 2000 compliance is not expected to be material to the result of operations. Year 2000 costs are budgeted at $35,000 for 1999, and at the end of the first quarter no Year 2000 expenses have been incurred. These costs only reflect external costs of Year 2000 compliance, and do not include personnel expense based on time devoted to this effort by employees since the company does not track these internal costs separately.

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

In addition to the above noted efforts, the Company is also developing contingency plans in the event one or more systems would fail. The most reasonably likely worst case scenario is that the Company's core banking applications fail to function properly at or near the century date change. In this scenario, the Company would not be able to process daily transactions as normal. A Year 2000 Contingency Planning Team is developing procedures for key areas in the event that one or more computer systems fail. These contingency plans and procedures do not involve standard and ordinary computer processing. By utilizing these procedures, management feels the Company would be able to operate until the problems are resolved. However, this may result in delays of updating records and the Company may incur additional expenses operating under such conditions.

Recent Events

In December 1998, the Company announced that the Board of Directors had authorized the purchase of up to 170,000 shares of the Company's common stock through December 31, 2001. Through the end of the first quarter 1999, the Company had purchased a total of 119,000 shares, or 70.0% of the total shares authorized, at an average price per share of $17.51.

In March, 1999, the wholly-owned subsidiary of the Company, First National Bank Southeast (the "Bank") converted from a national charter to a North Carolina-chartered bank and, at the same time, changed its name to FNB Southeast. As a North Carolina bank and member of the Federal Reserve, the Bank is supervised and examined by the Federal Reserve and the Commissioner and is also subject to the supervisory authority of the Federal Deposit Insurance Corporation.

In April 1999, the Bank received regulatory approved from the Commissioner and the Federal Reserve to close a branch located in Eden, North Carolina. The bank will continue to serve these customers through two other branches in the same city and located less than three miles from the closing branch. Customers were notified by letter, and the Bank anticipates closing the branch in July 1999.


PART 1  - ITEM  3
Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

         The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company's overall asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset and Liability Committee. The committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.


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



                                  FNB FINANCIAL SERVICES CORPORATION
                                               (Registrant)

                                          /s/ Robert F. Albright
Date      5/17/99           ----------------------------------------------------
                                              Robert F. Albright
                            (Executive Vice President & Chief Financial Officer)