Form 10-Q
period 1999-06-30
FNB FINANCIAL SERVICES CORP
filed 1999-08-13
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal years,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

3,345,527 common shares were outstanding as of July 31, 1999, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                                      INDEX

PART       I      FINANCIAL INFORMATION                                                 PAGE NUMBER

Item       1      Financial Statements

                  Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998                                        1

                  Consolidated Statements of Income
                  Three months and six months ended June 30, 1999 and 1998                   2

                  Consolidated Statements of Changes in Shareholders Equity
                  June 30, 1999 and December 31, 1998                                        3

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998                                  4 - 5

                  Notes to Consolidated Financial Statements                               6 - 8

Item       2      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               9 - 12

Item       3      Quantitative and Qualitative Disclosures About Market Risk                13


Part       II     OTHER INFORMATION

Item       1      Legal Proceedings                                                         13

Item       2      Changes in Securities and Use of Proceeds                                 13

Item       3      Defaults Upon Senior Securities                                           13

Item       4      Submission of Matters to a Vote of Security Holders                       14

Item       5      Other Information                                                         14

Item       6      Exhibits and Reports on Form 8-K                                          14

PART I -  FINANCIAL INFORMATION
Item 1.      Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Unaudited; in thousands)

                                                           June 30,            December 31,
                                                             1999                  1998
                                                          ---------             ---------
Assets
Cash and due from banks                                   $  10,789             $   8,854
Securities available for sale                               123,288               144,391
Other equity securities, at cost                              2,234                 1,335
Loans                                                       278,082               255,827
          Less:       Allowance for loan losses              (2,882)               (2,606)
                                                          ---------             ---------
                    Net Loans                               275,200               253,221

Property and equipment, net                                   7,438                 7,295
Intangible assets                                               534                   580
Accrued income and other assets                               5,361                 6,033
                                                          ---------             ---------

                    Total Assets                          $ 424,844             $ 421,709
                                                          =========             =========

Liabilities and Shareholders Equity
Deposits
     Noninterest bearing                                  $  37,886             $  38,588
     Savings/NOW/MMI                                         75,803                74,365
     Other time accounts                                    227,378               232,052
                                                          ---------             ---------
         Total Deposits                                     341,067               345,005


Federal funds purchased and retail
     repurchase agreements                                   21,406                13,932
Other borrowings                                             20,000                15,000
Accrued expenses and other liabilities                        1,234                 3,206
                                                          ---------             ---------

                    Total Liabilities                       383,707               377,143
                                                          ---------             ---------

Shareholders' Equity
Preferred stock, authorized 10,000,000 shares;
     None issued and outstanding                                  0                     0
Common Stock, $1.00 par; authorized
     40,000,000 shares; 3,343,929 shares
     issued in 1999; 3,429,564 shares
     issued in 1998                                           3,344                 3,430
Paid in capital                                              19,668                21,359
Retained earnings                                            20,178                19,113
                                                          ---------             ---------
                                                             43,190                43,902
Accumulated other comprehensive income (loss)                (2,053)                  664
                                                          ---------             ---------

Total shareholders' equity                                   41,137                44,566
                                                          ---------             ---------

 Total Liabilities and Shareholders' Equity               $ 424,844             $ 421,709
                                                          =========             =========

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; in thousands, except per share data)

                                                            Three Months Ended                   Six Months Ended
                                                                 June 30,                            June 30,
                                                       -----------------------------       -----------------------------
                                                          1999              1998              1999              1998
                                                       -----------       -----------       -----------       -----------
Interest income
Interest and fees on loans                             $     5,936       $     5,979       $    11,632       $    11,526
Interest on federal funds sold and other deposits               28                45                48                96
Interest and dividends on investments:
     U.S. Treasury securities                                    0                45                 0                90
     Federal Agency securities                               1,749             1,691             3,583             2,777
     State, County and Municipal securities                     53                74               107               149
     Other securities                                           38                20                66                44
                                                       -----------       -----------       -----------       -----------
          Total interest income                              7,804             7,854            15,436            14,682
                                                       -----------       -----------       -----------       -----------

Interest expense
Interest on savings, NOW and MMI deposits                      490               319               973               606
Interest on other time deposits                              2,932             3,329             5,918             6,246
Interest on federal funds purchased and other
borrowings                                                     426               422               784               780
                                                       -----------       -----------       -----------       -----------
          Total interest expense                             3,848             4,070             7,675             7,632
                                                       -----------       -----------       -----------       -----------

Net interest income                                          3,956             3,784             7,761             7,050
Provision for loan losses                                      180               315               408               580
                                                       -----------       -----------       -----------       -----------

Net interest income after loan loss provision                3,776             3,469             7,353             6,470

Noninterest income
Deposit service charge                                         355               273               656               517
Net gain on sale of securities                                   8                 8               103                18
Bankcard fees                                                  121               107               230               190
Net gain/(loss) on sale of loans                                (6)               11                 1                61
Other operating income                                          53                49               107                97
                                                       -----------       -----------       -----------       -----------
          Total noninterest income                             531               448             1,097               883

Noninterest expense
Salaries and employee benefits                               1,699             1,449             3,365             2,885
Net occupancy expense                                          178               157               332               301
Furniture and equipment expense                                274               184               574               359
Insurance, including FDIC assessment                            17                15                30                29
Printing and supplies                                           61                49               112               110
Bankcard processing                                            114               103               197               177
Net loss on disposition of asset                                 0                24                58                24
Other operating expense                                        593               485             1,103               838
                                                       -----------       -----------       -----------       -----------
          Total noninterest expense                          2,936             2,466             5,771             4,723

Income before income taxes                                   1,371             1,451             2,679             2,630
Income tax expense                                             459               498               907               902
                                                       -----------       -----------       -----------       -----------

Net income                                                     912               953             1,772             1,728
Other comprehensive income (loss)                           (1,830)              (28)           (2,717)              (44)
                                                       -----------       -----------       -----------       -----------
Comprehensive income (loss)                            $      (918)      $       925       $      (945)      $     1,684
                                                       ===========       ===========       ===========       ===========

Per share data
     Net income, basic                                 $      0.28       $      0.30       $      0.53       $      0.61
     Net income, diluted                               $      0.27       $      0.28       $      0.52       $      0.57
     Cash dividends                                    $      0.11       $      0.10       $      0.22       $      0.20
     Weighted average shares outstanding, basic          3,314,097         3,191,194         3,358,378         2,844,189
     Weighted average shares outstanding, diluted        3,393,452         3,396,048         3,438,367         3,051,947

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited; in thousands)

                                                         June 30,           December 31,
                                                           1999                 1998
                                                         --------             --------

Common stock:
          Beginning balance, January 1                   $  3,430             $  2,494
          Stock issuance                                        0                  897
          Stock repurchase                                   (119)                   0
          Dividend reinvestment plan                           10                   13
          Exercise of stock options                            18                   19
          Employee stock awards                                 0                    1
          Employee 401(k) plan                                  5                    6
                                                         --------             --------
                    Ending balance, June 30                 3,344                3,430
                                                         --------             --------

Paid in capital:
          Beginning balance, January 1                     21,359                3,287
          Stock issuance                                        0               17,546
          Stock repurchase                                 (1,965)                   0
          Dividend reinvestment plan                          117                  266
          Exercise of stock options                            79                   52
          Employee stock awards                                 0                    6
          Employee 401(k) plan                                 78                  202
                                                         --------             --------
                    Ending balance, June 30                19,668               21,359
                                                         --------             --------

Retained earnings:
          Beginning balance, January 1                     19,113               16,541
          Net income for years                              1,772                3,847
          Cash dividends                                     (707)              (1,275)
                                                         --------             --------
                    Ending balance, June 30                20,178               19,113
                                                         --------             --------

Accumulated other comprehensive income (loss)
          Beginning balance, January 1                        664                  196
          Other comprehensive income (loss)                (2,717)                 468
                                                         --------             --------
                    Ending balance, June 30                (2,053)                 664
                                                         --------             --------

Total Shareholders' Equity                               $ 41,137             $ 44,566
                                                         ========             ========

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

                                                                                          Six Months Ended
                                                                                    -----------------------------
                                                                                    June 30,             June 30,
                                                                                      1999                 1998
                                                                                    --------             --------

Cash flows from operating activities
          Interest received                                                         $ 14,882             $ 12,924
          Fees and commissioners                                                       1,461                1,202
          Interest paid                                                               (7,868)              (7,335)
          Noninterest expense paid                                                    (5,190)              (4,396)
          Income taxes paid                                                           (1,180)                (968)
          Proceeds from sale of mortgage loans                                         5,044               12,836
                                                                                    --------             --------
                    Net cash provided by operating activities:                         7,149               14,263
                                                                                    --------             --------

Cash flows from investing activities:
          Proceeds from sale of securities                                            55,652               28,832
          Proceeds from call/maturity of securities                                   14,067                9,520
          Purchase of securities                                                     (54,374)             (92,685)
          Capital expenditure                                                           (549)                (733)
          (Increase)/Decrease in other real estate                                     1,113               (1,369)
          (Increase)/Decrease in net loans                                           (27,175)             (37,019)
                                                                                    --------             --------
                    Net cash used by investing activities:                           (11,266)             (93,454)
                                                                                    --------             --------

Cash flows from financing activities:
          Increase/(Decrease) in DDA, Savings, NOW, MMI                                  737                8,054
          Increase/(Decrease) in time deposits                                        (4,675)              48,921
          Increase/(Decrease) in federal funds and repurchase agreements               7,474               (1,297)
          Increase/(Decrease) in long term debt                                        5,000                5,000
          Proceeds from stock issuance                                                   307               19,033
          Repurchase of common stock                                                  (2,084)                   0
          Dividends paid                                                                (707)                (590)
                                                                                    --------             --------
               Net cash provided by investing activities:                              6,052               79,121
                                                                                    --------             --------

Net Increase/(Decrease) in cash and cash equivalents                                   1,935                  (70)
Cash and cash equivalents as of January 1                                              8,854                9,612
                                                                                    --------             --------

Cash and cash equivalents as of June 30                                             $ 10,789             $  9,542
                                                                                    ========             ========

Supplemental disclosure of non-cash transactions
Non-cash transfers from loans to other real estate                                  $    157             $  1,467

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Reconciliation of net income to net
     cash provided by operating activities:

                                                                               Six Months Ended
                                                                        ----------------------------
                                                                        June 30,            June 30,
                                                                          1999                1998
                                                                        --------            --------

Net Income                                                              $  1,772            $  1,728

Adjustments to reconcile net income to cash:
          Provision for loan loss                                            408                 580
          Depreciation                                                       406                 265
          Accretion and amortization                                         248                 167
          (Gain)/Loss on sale of securities                                 (103)                (18)
          (Gain)/Loss on sale of assets                                       58                  24
          (Gain)/Loss on sale of mortgages                                    (1)                (61)
          Proceeds from mortgage loans                                     5,044              12,836
          (Increase)/Decrease in interest receivable                           8                (879)
          (Increase)/Decrease in prepaid expense                            (134)                (61)
          (Increase)/Decrease in accrued interest                            (42)                  4
          (Increase)/Decrease in miscellaneous assets                       (274)               (391)
          Increase/(Decrease) in taxes payable                              (268)                (66)
          Increase/(Decrease) in interest payable                           (193)                297
          Increase/(Decrease) in accrued expenses                            205                  47
          Increase/(Decrease) in prepaid income                                5                   8
          Increase/(Decrease) in miscellaneous liabilities                    10                (217)
                                                                        --------            --------

                    Net cash provided by operating activities           $  7,149            $ 14,263
                                                                        ========            ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

2.       Comprehensive Income

         The Company's other comprehensive income for the three and six months period ended June 30, 1999 and 1998 consists of unrealized gains and losses on available for sale securities.

3.       Net Income Per Share

         Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                           Three Month Ended                        Six Months Ended
                                                  June 30, 1999        June 30, 1998       June 30, 1999      June 30, 1998
                                                  ----------------     ---------------     ---------------    ----------------

Weighted average number of shares
          Used in basic EPS                             3,314,097           3,191,194           3,358,378           2,844,189
Effect of dilutive stock options                           79,355             204,854              79,989             207,758
                                                  ----------------     ---------------     ---------------    ----------------

Weighted average number of common
          shares and dilutive potential common
          shares used in dilutive EPS                   3,393,452           3,396,048           3,438,367           3,051,947
                                                  ================     ===============     ===============    ================


4.       Investment Securities

                                                             June 30, 1999                         December 31, 1998
                                                     Amortized              Fair             Amortized             Fair
                                                       Cost                Value                Cost               Value
                                                  ------------------------------------     -----------------------------------

Securities available for sale
          U.S. Agency Securities                        $ 122,899           $ 119,390           $ 139,488           $ 140,280
          State and Municipal Obligations                   3,754               3,898               3,815               4,111
                                                  ----------------     ---------------     ---------------    ----------------

                    Total Available for Sale            $ 126,653           $ 123,288           $ 143,303           $ 144,391
                                                  ================     ===============     ===============    ================

5.       Loans

                                                          June 30,        December 31,
                                                            1999              1998
                                                          --------          --------

Loan Category
          Real estate - residential                       $ 47,583          $ 50,121
          Real estate - commercial                         101,627            83,202
          Real estate - construction                        20,653            24,976
          Commercial, financial and agricultural            42,363            45,141
          Consumer - direct                                 33,675            23,908
          Consumer - home equity                            27,239            24,122
          Consumer - other                                   4,942             4,357
                                                          --------          --------

                    Total Loans *                         $278,082          $255,827
                                                          ========          ========


         * The Bank has no foreign loan activity.


6.       Allocation of Allowance for Loan Loss

                                                             June 30, 1999                          December 31, 1998
                                                   ----------------------------------       ----------------------------------
                                                                     % of Loans in                           % of Loans in
Balance at end of period                                             Each Category                           Each Category
Applicable to:                                     Allowance         to Total Loans         Allowance        to Total Loans
                                                   ----------------------------------       ----------------------------------

          Real estate - construction                      $   5                   7%               $   4                  10%
          Real estate - mortgage                             25                  17%                  27                  18%
          Commercial                                      1,891                  52%               1,427                  52%
          Consumer                                          858                  24%               1,066                  20%
          General                                            40                   0%                  57                   0%
                                                   ----------------------------------       ----------------------------------

                    Total balance sheet allocation        2,819                 100%               2,581                 100%
                                                                    =================                        =================

Off balance sheet commitments                                63                                       25
                                                   -------------                            -------------

                    Total allocation                    $ 2,882                                  $ 2,606
                                                   =============                            =============

7.       Analysis of Allowance for Loan Loss

                                                              Six Months Ended
                                                         June 30,           June 30,
                                                           1999               1998
                                                          ------             ------

Beginning balance                                         $2,606             $2,331

Charge-offs:                                                 162                188
Recoveries:                                                   30                 41
                                                          ------             ------
Net Charge-offs                                              132                147
                                                          ------             ------

Allowance charged to operations                              408                580
                                                          ------             ------

Balance at end of period                                  $2,882             $2,764
                                                          ======             ======

Ratio of annualized net charge-offs during the
          Period to average loans outstanding
          during the period                                0.10%              0.16%
                                                          ======             ======

Ratio of allowance for loan loss to
          month end loans                                  1.04%              1.10%
                                                          ======             ======



8.       Nonperforming Assets

                                                        June 30,   December 31,
                                                          1999         1998
                                                        --------   ------------

Nonaccrual (1)                                           $  793      $  355
Past due 90 days or more and still accruing interest          0           0
Other real estate                                           338       1,451
Renegotiated trouble debt                                 $   0       $   0


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including the factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File No. 333-82873).

Summary

Net income for the quarter ended June 30, 1999 of $912,000 was 4.3% less than the $953,000 earned in the second quarter last year, with the decline primarily due to higher noninterest expense for the quarter. For the six months to date, earnings of $1,772,000 were up 2.5% over the same period in 1998, with the increase primarily due to increase in noninterest income for the six-month period. Total assets at June 30, 1999 stood at $424.8 million, an increase of $18.8 million compared to $406.0 million one year earlier. The increase in total assets is due to loan growth over the preceding twelve months.

Interest Income and Interest Expense

Total second quarter interest income decreased 0.6% over the same quarter last year, with a 5.7% improvement in average earning assets. Average loans increased 6.6% during the quarter and income from loans was down 0.7%, as the weighted average yield of 8.90% this quarter was down from 9.55% one year ago. Average investment in securities in the second quarter was up 4.8% compared to the 1998 second quarter. For the full six-month period this year, total interest income was up 5.1%, on a 12.9% increase in average earning assets.

Total interest expense in the second quarter this year was 5.5% less than the 1998 second quarter, with average interest bearing liabilities up 4.4%. Interest expense on certificates of deposits decreased by $397,000 and the certificate portfolio repriced in response to the interest rates cuts in the latter portion of 1998. Increased interest expense on savings, NOW and MMI accounts is primarily due to interest expense on MMI accounts, as these balances have increased substantially over the past quarters. MMI accounts typically have a lower rate than certificates of deposit and have served to maintain deposit customers during a period of decreasing rates on certificates.

Comparable net interest margins were as follows:

                                              Liability         Interest Rate
Time Period             Asset Yield             Rate                Spread
-----------             -----------             ----                ------
Second Quarter, 1999      7.90 %        -       4.64 %      =       3.26 %
Second Quarter, 1998      8.44 %        -       4.63 %      =       3.81 %
Year to Date, 1999        7.84 %        -       4.64 %      =       3.20 %
Year to Date, 1998        8.50 %        -       4.61 %      =       3.89 %

Noninterest Income and Expense

Noninterest income in the second quarter this year was up 18.4%, which included gains of 30.3% in deposit service charges and 12.5% increase in bankcard fees from the Company's credit card operation. Six months noninterest income was 24.2% higher, including 26.9% more from deposit service charges and 21.5% more in bankcard fees. Net securities gains increased by $85,000, but were largely offset by a decline of $60,000 in gains on the sale of mortgage loans.

Noninterest expense was up 19.0% in the 1999 second quarter, primarily because of increased personnel expense associated with increased staffing levels necessary to manage to Company's growth. Personnel expense increased 17.3%, occupancy increased 13.6%, and furniture and fixture expense increased 48.7%. The six-month comparison mirrored the quarter, with personnel expense 16.7% higher, occupancy up 10.9% and furniture and fixture up 59.8%. Furniture and fixture expense was up sharply at June 30, 1999 primarily due to higher depreciation expense on the Company's computer network installed in 1998.

The provision for loan losses was funded at a lower level due to more moderate loan growth in 1999 compared to 1998. The provision was $180,000 for the second quarter 1999, compared to $315,000 in 1998. For the 1999 six months, the provision totaled $408,000, compared to $580,000 in the 1998 six-month period.

Financial Condition

The Company's total assets at June 30, 1999 and 1998, were $424.8 million and $406.0 million, respectively, and $421.7 million at December 31, 1998. Average earning assets for the second quarter were $396.3 million, or 5.7% higher than the $374.8 million during the same quarter last year. Loans at June 30, 1999, totaled $278.1 million versus $251.7 million one year earlier, an increase of 10.5%. Year to date, loans have increased 8.7% from $255.8 million at December 31, 1998. Investment securities of $125.5 million represent a 6.3% decrease from $134.0 million one year ago, and a 13.9% decrease from $145.7 million at December 31, 1998.

Average interest bearing liabilities for the second quarter were $332.0 million, or 4.4% higher than the $318.1 million for the same quarter last year. Deposits totaled $341.1 million at June 30, 1999, a 3.6% increase versus one year ago, and a 1.1% decrease over the $345.0 million recorded at December 31, 1998. The Bank experienced a decrease in deposits for the first half of the year when maturing certificates of deposit were repriced downward in response to a sharp decline in interest rates in the latter portion of 1998. For the second quarter, borrowings at the Federal Home Loan Bank of Atlanta remained at $20.0 million. The Company has a $40.0 million line of credit at the Federal Home Loan Bank of Atlanta, and management believes this is a cost effective funding source.

Shareholders' equity decreased to $41.1 million, from $44.6 million at December 31, 1998. The decrease is due to the unrealized loss on available for sale securities and the repurchase of 119,000 shares of common stock in the first quarter of 1999.

Asset Quality

The allowance ratio at June 30, 1999, stood at 1.04% compared to 1.03% at December 31, 1998 and 1.10% at June 30, 1998. The decrease in the allowance ratio from 1.10% one-year earlier is attributable to net charge-offs of $577,000 in the third quarter of 1998. For the first six months of 1999, the provision for loan losses was $408,000 compared to $580,000 for the same period earlier. The decreased level of provision is attributable to more moderate growth in the loan portfolio in 1999. During 1999, the Company has experienced charge-offs of $162,000 and recoveries of $30,000, or $132,000 in net charge-offs. This compares favorably to the same period last year when net charge-offs were $147,000.

The Company's allowance for loan loss is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and inherent risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses.

Other real estate owned decreased to $338,000 at June 30, 1999 compared to $1.4 million at December 31, 1998. The decline resulted from the sale of other real estate during the first six months. A loss of $58,000 was recorded in conjunction with the sale of approximately $1.2 million of such property.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Federal Reserve, who are the primary regulators for FNB Southeast and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table below, the Company and FNB Southeast, which is the wholly-owned subsidiary of the Company, have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of June 30, 1999.

                        Regulatory  Guidelines                   Actual
                     ----------------------------      -------------------------
                        Well           Adequately                         FNB
Ratio                Capitalized      Capitalized      Company         Southeast
-----                -----------      -----------      -------         ---------
Total Capital          10.0 %            8.0 %          15.2 %           14.7 %
Tier 1 Capital          6.0 %            4.0 %          14.2 %           13.7 %
Leverage Capital        5.0 %            4.0 %          10.3 %           9.9 %

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

Year 2000

As the Year 2000 approaches, the Company has taken, and continues to take, steps to become Year 2000 compliant. The Company primarily utilizes a third party vendor for processing its primary banking applications. In addition, the Company also utilizes third party vendor application software for all ancillary computer applications. The third party vendor for the Company's banking applications has completed a review of all processing systems in addition to third party software applications. Furthermore, they have completed all phases of Year 2000 review and implemented any renovation necessary to achieve Year 2000 readiness.

The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. By the end of September 1998, the Company had completed the awareness, assessment, and renovation phases for its core processing systems. The Company completed the validation and implementation phase for its core processing applications, and other mission critical applications during the forth quarter of 1998. Also by the end of 1998, the Company had completed the awareness, assessment and renovation phases for non-mission critical applications. By March 31, 1999 the Company had substantially completed the validation and implementation phases for non-mission critical applications. By June 30, 1999 the Company had tested contingency plans developed to process transactions in a non-computerized environment. (See discussion of contingency plans in a following paragraph.)

The Company also uses non-computer systems, such as ATMs, security systems, telecommunications systems and alarm systems that may contain embedded technology. The Company completed the implementation phase for non-computer systems during the first quarter 1999.

Cost of Year 2000 compliance is not expected to be material to the result of operations. Year 2000 costs are budgeted at $35,000 for 1999, and at the end of the second quarter $1,000 of Year 2000 expenses have been incurred. These costs only reflect external costs of Year 2000 compliance, and do not include personnel expense based on time devoted to this effort by employees since the company does not track these internal costs separately.

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

In addition to the above noted efforts, the Company has developed and tested contingency plans in the event one or more systems would fail. During the second quarter, the Company tested these back-up procedures and determined these plans to be an effective method of processing transactions in the event of a system failure. The most reasonably likely worst case scenario is that the Company's core banking applications fail to function properly at or near the century date change. In this scenario, the Company would not be able to process daily transactions as normal. A Year 2000 Contingency Planning Team developed procedures for key areas in the event that one or more computer systems fail. These contingency plans and procedures do not involve standard and ordinary computer processing. By utilizing these procedures, management feels the Company would be able to operate until the problems are resolved. However, this may result in delays of updating records and the Company may incur additional expenses operating under such conditions.

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

Recent Events

On May 28, 1999 The Company announced the signing of a definitive merger agreement with Black Diamond Savings Bank, F.S.B., a savings bank headquartered in Norton, Virginia. Black Diamond is a federally chartered savings bank operating a main office and three branch offices. Black Diamond has total assets of approximately $131 million at March 31, 1999.

Under terms of the agreement, the Company will acquire Black Diamond by exchanging 1.3333 shares of the Company's stock for each share of Black Diamond stock, or a total of 1,113,397 shares of FNB stock. The transaction is valued at approximately $17.9 million.

On July 14, 1999, the Company filed a registration statement with the SEC in connection with the Black Diamond transaction and mailed to its shareholders on July 30, 1999 a joint proxy statement-prospectus seeking shareholder approval of the shares to be issued at a special meeting of shareholders scheduled for August 31, 1999.

In April 1999, the Bank received regulatory approval from the Commissioner and the Federal Reserve to close a branch located in Eden, North Carolina. The Bank will continue to serve these customers through two other branches in the same city located less than three miles from the closing branch. The branch was closed on July 30, 1999.

PART 1 - ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of spread and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

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



PART II - OTHER INFORMATION

ITEM 1.
Legal proceedings

                           None.

ITEM 2.
Changes in Securities and Use of Proceeds

                           None.

ITEM 3.
Defaults Upon Senior Securities

                           Not applicable.

ITEM 4.
Submission of Matters to a Vote of Security Holders.

                           On April 13, 1999, at the annual meeting of the Company's shareholders, the following proposals were voted on by shareholders.

                           Proposal One

                           To elect three nominees to serve as Class III Directors, each to serve a three-year term until the Annual Meeting of Shareholders in 2002.

                           Directors elected were Joseph H. Kinnarney, Elton H. Trent, Jr., and Kenan C. Wright. Votes for each nominee were as follows:

                                 NOMINEE                FOR             WITHHELD
                           -------------------       ---------          --------
                           Joseph H. Kinnarney       2,532,898           69,598
                           Elton H. Trent, Jr.       2,523,881           78,615
                           Kenan C. Wright           2,534,443           68,053

                           The following directors continue in office after the meeting: Ernest J. Sewell, Charles A. Britt, Barry Z. Dodson, Willard B. Apple, Jr., O. Eddie Green and Clifton G. Payne.


                           Proposal Two

                           To ratify the selection by the Board of Directors of PricewaterhouseCoopers LLP as the Company's independent auditors for the 1999 fiscal year.

                           For - 2,594,190
                           Against - 3,309
                           Abstain - 4,997

ITEM 5.
Other Information.
                           None.

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



                                     FNB FINANCIAL SERVICES CORPORATION
                            ----------------------------------------------------
                                               (Registrant)


Date      8/12/99                       /s/ Robert F. Albright
                            ----------------------------------------------------
                                            Robert F. Albright
                            (Executive Vice President & Chief Financial Officer)