Form 10-Q
period 1999-09-30
FNB FINANCIAL SERVICES CORP
filed 1999-11-15
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

Yes [X]         No [ ]

4,446,957 common shares were outstanding as of October 31, 1999, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION
                                 AND SUBSIDIARY

                                      INDEX

                                                                            PAGE NUMBER

PART    I   FINANCIAL INFORMATION

Item    1   Financial Statements

            Consolidated Balance Sheets
            September 30, 1999 and December 31, 1998                             1

            Consolidated Statements of Income and Comprehensive Income
            Three months and nine months ended September 30, 1999 and 1998       2

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1999 and 1998                      3 - 4

            Notes to Consolidated Financial Statements                         5 - 8

Item    2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9 - 12

Item    3   Quantitative and Qualitative Disclosures About Market Risk          13


Part    II  OTHER INFORMATION

Item    1   Legal Proceedings                                                   14

Item    2   Changes in Securities and Use of Proceeds                           14

Item    3   Defaults Upon Senior Securities                                     14

Item    4   Submission of Matters to a Vote of Security Holders                 14

Item    5   Other Information                                                   14

Item    6   Exhibits and Reports on Form 8-K                                    14


PART I -  FINANCIAL INFORMATION
Item 1.      Financial Statements

FNB Financial Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands)

                                                                 September 30,            December 31,
Assets                                                                1999                    1998
                                                                -----------------       ------------------
Cash and due from banks                                                $  13,274                 $  15,740
Securities available for sale                                            128,558                   154,327
Other equity securities, at cost                                           3,548                     1,975
Loans                                                                    400,966                   362,288
          Less:     Allowance for loan losses                            (4,322)                   (2,606)
                                                                -----------------       ------------------
                    Net Loans                                            396,644                   358,690

Property and equipment, net                                                9,437                     9,304
Intangible assets                                                            510                       580
Accrued income and other assets                                            8,072                     7,323
                                                                -----------------       ------------------

                    Total Assets                                       $ 560,043                 $ 548,931
                                                                =================       ==================

Liabilities and Shareholders Equity
Deposits
     Noninterest bearing                                               $  45,071                 $  44,947
     Savings/NOW/MMI                                                      86,931                    87,478
     Other time accounts                                                 333,988                   327,169
                                                                -----------------       ------------------
         Total  Deposits                                                 465,990                   459,594


Federal funds purchased and retail
     repurchase agreements                                                12,361                    13,932
Other borrowings                                                          27,500                    17,500
Accrued expenses and other liabilities                                     3,350                     4,274
                                                                -----------------       ------------------

                    Total Liabilities                                    509,201                   495,300
                                                                -----------------       ------------------

Shareholders' Equity
Preferred stock, authorized 10,000,000 shares;
     None issued and outstanding                                               0                         0
Common Stock, $1.00 par; authorized
     40,000,000 shares; 4,466,437 shares
     issued in 1999; 4,543,561 shares
     issued in 1998                                                        4,466                     4,544
Paid in capital                                                           28,248                    27,139
Retained earnings                                                         20,042                    21,247
                                                                -----------------       ------------------
                                                                          52,756                    52,930
Accumulated other comprehensive income (loss)                             (1,914)                      701
                                                                -----------------       ------------------

Total shareholders' equity                                                50,842                    53,631
                                                                -----------------       ------------------

 Total Liabilities and Shareholders' Equity                            $ 560,043                 $ 548,931
                                                                =================       ==================

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited; in thousands, except per share data)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                       ----------------------------      -----------------------------
                                                          1999              1998            1999              1998
                                                       -----------      -----------      -----------       -----------
Interest income
Interest and fees on loans                             $     8,877      $     8,112      $    25,111       $    23,801
Interest on federal funds sold and other deposits               52               79              181               277
Interest and dividends on investments:
     U.S. Treasury securities                                    3               47                9               174
     Federal Agency securities                               1,842            2,142            5,630             5,314
     State, County and Municipal securities                     79              102              254               322
     Other securities                                           52               39              137               105
                                                       -----------      -----------      -----------       -----------
          Total interest income                             10,905           10,521           31,322            29,993
                                                       -----------      -----------      -----------       -----------

Interest expense
Interest on savings, NOW and MMI deposits                      582              457            1,702             1,220
Interest on other time deposits                              4,516            4,973           13,231            13,998
Interest on federal funds purchased and other                  535              384            1,379             1,164
borrowings
                                                       -----------      -----------      -----------       -----------
          Total interest expense                             5,633            5,814           16,312            16,382
                                                       -----------      -----------      -----------       -----------

Net interest income                                          5,272            4,707           15,010            13,611
Provision for loan losses                                      705              378            1,117             1,003
                                                       -----------      -----------      -----------       -----------

Net interest income after loan loss provision                4,567            4,329           13,893            12,608

Noninterest income
Deposit service charge                                         478              375            1,280             1,056
Net gain on sale of securities                                   3              137               98               163
Bankcard fees                                                  136              110              378               300
Net gain/(loss) on sale of loans                                20               89              131               247
Other operating income                                          50               92              175               225
                                                       -----------      -----------      -----------       -----------
          Total noninterest income                             687              803            2,062             1,991

Noninterest expense
Salaries and employee benefits                               2,113            1,872            6,209             5,453
Net occupancy expense                                          186              193              565               540
Furniture and equipment expense                                260              196              942               604
Insurance, including FDIC assessment                            28               34               81                80
Printing and supplies                                           91               84              264               254
Bankcard processing                                            110              107              309               285
Net loss on disposition of asset                                 0                0               58                24
Merger related cost                                            675                0              675                 0
Other operating expense                                        813              757            2,417             2,034
                                                       -----------      -----------      -----------       -----------
          Total noninterest expense                          4,276            3,243           11,520             9,274

Income before income taxes                                     978            1,889            4,435             5,325
Income tax expense                                             638              597            1,755             1,730
                                                       -----------      -----------      -----------       -----------

 Net income                                                    340            1,292            2,680             3,595
Other comprehensive income (loss)                              312            1,760           (2,614)            1,351
                                                       -----------      -----------      -----------       -----------
Comprehensive income (loss)                            $       652      $     3,052      $        66       $     4,946
                                                       ===========      ===========      ===========       ===========

Per share data
     Net income, basic                                 $      0.08      $      0.29      $      0.60       $      0.87
     Net income, diluted                               $      0.07      $      0.27      $      0.58       $      0.83
     Cash dividends                                    $      0.11      $      0.08      $      0.27       $      0.22
     Weighted average shares outstanding, basic          4,467,803        4,520,973        4,465,852         4,132,571
     Weighted average shares outstanding, diluted        4,547,866        4,727,643        4,619,847         4,331,731

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

                                                                                         Nine Months Ended
                                                                                 ---------------------------------
                                                                                 September 30,       September 30,
                                                                                     1999                1998
                                                                                 -------------       -------------
Cash flows from operating activities
          Interest received                                                       $   30,023          $   27,593
          Fees and commissioners                                                       2,919               2,520
          Interest paid                                                              (16,560)            (15,956)
          Noninterest expense paid                                                    (9,897)             (8,602)
          Income taxes paid                                                           (1,938)             (1,646)
          Proceeds from sale of mortgage loans                                         7,654              16,646
                                                                                  ----------          ----------
                    Net cash provided by operating activities:                        12,201              20,555
                                                                                  ----------          ----------

Cash flows from investing activities:
          Proceeds from sale of securities                                            60,402              56,815
          Proceeds from call/maturity of securities                                   19,245              15,179
          Purchase of securities                                                     (62,860)           (134,504)
          Capital expenditure                                                           (846)             (1,125)
          (Increase)/Decrease in other real estate                                       974              (1,498)
          (Increase)/ Decrease in net loans                                          (44,317)            (47,784)
                                                                                  ----------          ----------
                    Net cash used by investing activities:                           (27,402)           (112,917)
                                                                                  ----------          ----------

Cash flows from financing activities:
          Increase/(Decrease) in DDA, Savings, NOW, MMI                                 (422)             19,956
          Increase/(Decrease) in time deposits                                         6,819              55,529
          Increase/(Decrease) in federal funds and repurchase agreements                (946)             (3,085)
          Increase/(Decrease) in long term debt                                       10,000                   0
          Proceeds from stock issuance                                                   422              18,523
          Repurchase of common stock                                                  (2,084)                  0
          Dividends paid                                                              (1,054)               (932)
                                                                                  ----------          ----------
               Net cash provided by investing activities:                             12,735              89,991
                                                                                  ----------          ----------

Net Increase/(Decrease) in cash and cash equivalents                                  (2,466)             (2,371)
Cash and cash equivalents as of January 1                                             15,740              18,111
                                                                                  ----------          ----------

Cash and cash equivalents as of June 30                                           $   13,274          $   15,740
                                                                                  ==========          ==========

Supplemental disclosure of non-cash transactions
Non-cash transfers from loans to other real estate                                $      192          $    1,597

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                               Nine Months Ended
                                                                      ----------------------------------
                                                                      September 30,        September 30,
                                                                          1999                 1998
                                                                      -------------        -------------
Net Income                                                             $     2,680          $     3,596

Adjustments to reconcile net income to cash:
          Provision for loan loss                                            1,117                1,003
          Depreciation                                                         716                  541
          Accretion and amortization                                           366                  275
          (Gain)/Loss on sale of securities                                    (98)                (163)
          (Gain)/Loss on sale of assets                                         58                   24
          (Gain)/Loss on sale of mortgages                                    (131)                (247)
          Proceeds from mortgage loans                                       7,654               16,646
          (Increase)/Decrease in interest receivable                          (311)              (1,544)
          (Increase)/Decrease in prepaid expense                              (124)                (121)
          (Increase)/Decrease in accrued interest                              (19)                 (11)
          (Increase)/Decrease in miscellaneous assets                         (294)                (631)
          Increase/(Decrease) in taxes payable                                (405)                  25
          Increase/(Decrease) in interest payable                             (248)                 426
          Increase/(Decrease) in accrued expenses                              992                  210
          Increase/(Decrease) in prepaid income                                  2                    2
          Increase/(Decrease) in miscellaneous liabilities                     246                  524
                                                                       -----------          -----------

                    Net cash provided by operating activities          $    12,201          $    20,555
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

2.       Significant Activities

         On August 31, 1999 the Company completed the acquisition of Black Diamond Savings Bank, F.S.B., ("Black Diamond") through the issuance of
         1.3333 shares of the Company's common stock for each share of Black Diamond's outstanding common stock, or 1,113,997 shares. The acquisition has been accounted for as a pooling of interests, and accordingly, all historical financial information has been restated to include the balances and operations of both entities.

         Separate information of the pooled entities for the year ended December 31, 1998 is as follow:

                                  FNB       Black Diamond          Combined
                            ---------       -------------         ---------
Total assets                $ 421,709           $ 127,003         $ 548,931
Total revenues                 32,929              10,513            43,442
Net interest income            14,558               4,969            19,527
Net income                      3,847               1,037             4,884


3.       Comprehensive Income

         The Company's other comprehensive income for the three and nine months period ended September 30, 1999 and 1998 consists of unrealized gains and losses on available for sale securities, net of related income taxes.


4.       Segment Information

         During the year ended December 31, 1998, the Bank adopted SFAS 131, "Disclosure about Segments of an Enterprises and Related Information." SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

         Information related to the Company's segments is as follows:


                                    FNB      Black Diamond        Combined
                              ---------      -------------       ----------

September 30, 1999
Total assets                  $ 425,448          $ 134,595       $ 560,043
Total revenues                   25,322              8,062          33,384
Net income                        2,477                203           2,680

September 30, 1998
Total assets                  $ 419,565          $ 124,112       $ 543,677
Total revenues                   24,250              7,734          31,984
Net income                        3,245                838           3,595

5.       Net Income Per Share

         Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized below:

                                                           Three Month Ended                       Nine Months Ended
                                                   September 30,        September 30,      September 30,       September 30,
                                                       1999                  1998               1999               1998
                                                  ----------------     ---------------     ---------------    ----------------

Weighted average number of shares
          Used in basic EPS                             4,467,803           4,520,973           4,465,852           4,132,571
Effect of dilutive stock options                           80,063             206,670             153,995             199,160
                                                  ----------------     ---------------     ---------------    ----------------

Weighted average number of common
          shares and dilutive potential common
          shares used in dilutive EPS                   4,547,866           4,727,643           4,619,847           4,331,731
                                                  ================     ===============     ===============    ================


6.       Investment Securities

                                                          September 30, 1999                       December 31, 1998
                                                     Amortized              Fair             Amortized             Fair
                                                       Cost                Value                Cost               Value
                                                  ----------------     ---------------     ---------------    ----------------
Securities available for sale
          U.S. Treasury Securities                      $     200           $     202           $     199          $      207
          U.S. Agency Securities                          123,127             119,952             145,801             146,592
          State and Municipal Obligations                   7,249               7,329               6,101               6,434
          Other Debt Securities                             1,120               1,075               1,079               1,094
                                                  ----------------     ---------------     ---------------    ----------------

                    Total Available for Sale            $ 131,696           $ 128,558           $ 153,180          $  154,327
                                                  ================     ===============     ===============    ================


7.       Loans

                                                        September 30,                 December 31,
                                                             1999                         1998
                                                     ---------------------         --------------------
Loan Category
          Real estate - residential                             $ 109,717                    $  93,386
          Real estate - commercial                                126,239                      119,760
          Real estate - construction                               29,151                       29,794
          Commercial, financial and agricultural                   59,651                       52,168
          Consumer - direct                                        34,597                       32,050
          Consumer - home equity                                   31,892                       26,023
          Consumer - other                                          9,719                        9,107
                                                     ---------------------         --------------------

                    Total Loans *                               $ 400,966                    $ 362,288
                                                     =====================         ====================

         * The Bank has no foreign loan activity.

8.       Allocation of Allowance for Loan Loss

                                                          September 30, 1999                        December 31, 1998
                                                   ----------------------------------       ----------------------------------
                                                                     % of Loans in                           % of Loans in
Balance at end of period                                             Each Category                           Each Category
Applicable to:                                     Allowance         to Total Loans         Allowance        to Total Loans
                                                   -------------     ----------------       -------------    -----------------
          Real estate - construction                    $     5                   7%             $     4                   8%
          Real estate - mortgage                          1,212                  31%                  28                  33%
          Commercial                                      1,869                  42%               1,427                  40%
          Consumer                                        1,168                  20%               1,066                  19%
          General                                             0                   0%                  25                   0%
                                                   -------------     ----------------       -------------    -----------------

                Total balance sheet allocation            4,254                 100%               2,550                 100%
                                                                     ================                        =================

Off balance sheet commitments                                68                                       56
                                                   -------------                            -------------

                    Total allocation                    $ 4,322                                  $ 2,606
                                                   =============                            =============


9.       Analysis of Allowance for Loan Loss

                                                                           Nine Months Ended
                                                            September 30,                      September 30,
                                                                1999                               1998
                                                          ------------------                 ------------------
Beginning balance                                                   $ 3,453                            $ 3,183

Charge-offs:                                                            307                                873
Recoveries:                                                              59                                 78
                                                          ------------------                 ------------------
Net Charge-offs                                                         248                                795
                                                          ------------------                 ------------------

Allowance charged to operations                                       1,117                              1,007
                                                          ------------------                 ------------------

Balance at end of period                                            $ 4,322                            $ 3,395
                                                          ==================                 ==================

Ratio of annualized net charge-offs during the
          Period to average loans outstanding
          during the period                                           0.09 %                            0.30 %
                                                          ==================                 ==================

Ratio of allowance for loan loss to
          month end loans
                                                                     1.08 %                             0.96 %
                                                          ==================                 ==================

10.      Nonperforming Assets

                                                              September 30,             December 31,
                                                                  1999                      1998
                                                          ----------------------    ---------------------
Nonaccrual (1)                                                         $  2,117                 $  1,629
Past due 90 days or more and still accruing interest                        119                      103
Other real estate                                                           545                    1,523
Renegotiated trouble debt                                              $      0                 $      0

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

Summary

Net income for the quarter ended September 30, 1999 of $340,000 was 73.7% less than the $1,292,000 earned in the third quarter last year, with the decline primarily due to merger related charges in association with the acquisition of Black Diamond Savings Bank, FSB headquartered in Norton, Virginia. Approximately $675,000 in after-tax merger related expenses and other charges were recorded during the third quarter of 1999 in connection with the merger. The transaction was accounted for under the pooling of interest method of accounting. For the nine months to date, net income of $2,680,000 was down 25.4% over the same period in 1998, with the decrease again attributable to merger charges. Total assets at September 30, 1999 stood at $560.0 million, an increase of $16.4 million compared to $543.7 million one year earlier. The increase in total assets is principally due to loan growth over the preceding twelve months. All financial information has been restated to include results of operations of Black Diamond Savings Bank, FSB.

Interest Income and Interest Expense

Third quarter total interest income increased 3.6% over the same quarter last year, with a 4.2% increase in average earning assets. Average loans increased 12.6% during the quarter and income from loans was up 9.4%, as the weighted average yield of 8.95% this quarter was down from 9.21% one year ago. Average investment in securities in the second quarter was down 14.3% compared to the 1998 second quarter. For the full nine-month period this year, total interest income was up 4.4%, on a 9.0% increase in average earning assets.

Total interest expense in the third quarter this year was 3.1% less than the 1998 third quarter, with average interest bearing liabilities up 4.4%. Interest expense on certificates of deposits decreased by $457,000 and the certificate portfolio repriced in response to the interest rates cuts in the latter portion of 1998. Increased interest expense on savings, NOW and MMI accounts is primarily due to interest expense on MMI accounts, as these balances have increased substantially over the past quarters. MMI accounts typically have a lower rate than certificates of deposit and have served to maintain deposit customers during a period of decreasing rates on certificates.

Comparable net interest margins were as follows:

                                              Liability          Interest Rate
Time Period              Asset Yield            Rate                 Spread
-----------              -----------          ---------              ------
Third Quarter, 1999         8.18 %       -      4.89 %      =         3.29 %
Third Quarter, 1998         8.23 %       -      5.27 %      =         2.96 %
Year to Date, 1999          7.97 %       -      4.85 %      =         3.12 %
Year to Date, 1998          8.34 %       -      5.18 %      =         3.16 %

Noninterest Income and Expense

Noninterest income in the third quarter this year was down 14.4%, due to decreases on net securities gains and net gain on sale of mortgages. For the current quarter, net securities gains were $3,000 compared to $137,000 recorded one year earlier, a decrease of $134,000. For the current quarter, net gains on sales of mortgages were $20,000 compared to $89,000 recorded one year earlier, a decrease of $69,000. Increases in noninterest income also resulted from deposit service charges and bankcard fees. Deposit service charges increased 27.2% to $478,000 for the 1999 third quarter compared to $375,000 in the same period last year. Bankcard fees also increased for the 1999 third quarter to $136,000, up 23.6% over the $110,000 recorded last year.

Nine months noninterest income was 3.6% higher, including 21.2% more from deposit service charges and 26.2% more in bankcard fees. These increases were offset by decreases in net securities gains of $66,000, and decreases of $116,000 for the nine months in 1999 compared to 1998.

Noninterest expense was $4,276,000, or up 31.8% in the 1999 third quarter, primarily due to $675,000 of merger related cost recognized in the period. Excluding these one-time charges, noninterest expense would have increased 11.0% over the $3,243,000 recorded during the third quarter of 1998. For the current quarter, furniture and fixture expense of $260,000 increased 32.6% primarily due to increased depreciation expense on computer networks installed during 1998. Personnel expense of $2,113,000 was up 12.9% due to merit salary increases and higher benefits costs. These increases were partially offset by a 3.7% decrease in occupancy expense attributable in part to the closing of one branch during the quarter.

Total noninterest expense for the nine months in 1999 equaled $11,520,000, up 24.2% over the $9,274,000 recorded one year earlier. The nine-month comparison mirrored the quarter, with furniture and fixture expense of $942,000 up 56.0%, and personnel expense of $6,209,000 up 13.9%. For 1999 year to date, losses on disposition of assets of $58,000 is up $34,000 due to losses resulting from the sale of other real estate in the first half of the year. Excluding the merger related costs of $675,000, noninterest expense increased 16.9% from $9,274,000 in the same period in 1998.

The provision for loan losses was funded at a higher level due to overall loan growth and reserves for Black Diamond Savings Bank to conform their policies with that of the Company's subsidiary, FNB Southeast. Consolidated provision expense for the third quarter was $705,000 compared to $378,000 in the third quarter of 1998.

For the nine-month period ended September 30, the provision totaled $1,117,000 in 1999 compared to $1,003,000 in 1998. The allowance ratio at quarter end stood at 1.08% for 1999, compared to 0.96% in 1998.

The Company has experienced a higher effective tax rate during 1999. The increased effective tax rate for 1999 is primarily attributable to tax treatment of merger related cost recognized in the third quarter of 1999. This had the effect of increasing the tax rate for 1999. Secondly, the effective tax rate for 1998 was lowered because the Company had minimum state taxes due to increased investment income as a percentage of interest income. This had the effect of decreasing the tax rate for 1998.

Financial Condition

The Company's total assets at September 30, 1999 and 1998, were $560.0 million and $543.7 million, respectively, and $548.9 million at December 31, 1998. Average earning assets for the 1999 third quarter were $535.3 million, or 4.2% higher than the $513.7 million during the same quarter last year. Loans at September 30, 1999, totaled $401.0 million versus $355.0 million one year earlier, an increase of 12.9%. Year to date, loans have increased 11.0% from $361.3 million at December 31, 1998. Investment securities of $132.1 million represent a 18.0% decrease from $161.0 million one year ago, and a 15.5% decrease from $156.3 million at December 31, 1998.

Average interest-bearing liabilities for the third quarter were $460.9 million, or 4.4% higher than the $441.3 million for the same quarter last year. Deposits totaled $466.0 million at September 30, 1999, a 1.4% increase versus one year ago, and a 1.4% increase over the $459.6 million recorded at December 31, 1998. For the third quarter, borrowings at the Federal Home Loan Bank of Atlanta totaled $27.5 million. The Company has access to a combined $85 million line of credit at the Federal Home Loan Bank of Atlanta through it's subsidiaries, and management believes this is a cost effective funding source.

Shareholders' equity decreased to $50.8 million, from $53.6 million at December 31, 1998. The decrease is due to the unrealized loss on available for sale securities and the repurchase of 119,000 shares of common stock for an aggregate of $2.1 million in the first quarter of 1999.

Asset Quality

The allowance ratio at September 30, 1999, stood at 1.08% compared to 0.96% at December 31, 1998 and 0.96% at September 30, 1998. For the third quarter 1999, provisions charged against earnings totaled $705,000 compared to $378,000 in the third quarter one year earlier. Much of the increase in the quarter is attributable to approximately $450,000 recorded on the books of Black Diamond Savings Bank, to conform their policies to those of FNB Southeast. Net loan losses for the quarter totaled $94,000, or a 0.09% annualized loss ratio based on average loans outstanding.

For the first nine months of 1999, the provision for loan losses was $1,117,000 compared to $1,007,000 for the same period one year earlier. During 1999, the Company has experienced charge-offs of $307,000 and recoveries of $59,000 or $248,000 in net charge-offs.

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

Other real estate owned decreased to $545,000 at September 30, 1999 compared to $1.5 million at December 31, 1998. The decline resulted from the sale of other real estate during the year. A loss of $58,000 was recorded in conjunction with the sale of approximately $1.2 million of such property.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Federal Reserve, who are the primary regulators for FNB Southeast and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table below, the Company and FNB Southeast, which is the wholly-owned subsidiary of the Company, have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of September 30, 1999.

                       Regulatory  Guidelines                          Actual
                                                                                      Black
                       Well          Adequately                         FNB          Diamond
Ratio              Capitalized       Capitalized        Company      Southeast    Savings Bank
-----              -----------       -----------        -------      ---------    ------------
Total Capital         10.0 %             8.0 %           14.6 %        14.8 %         13.5 %
Tier 1 Capital         6.0 %             4.0 %           13.4 %        13.8 %         12.0 %
Leverage Capital       5.0 %             4.0 %            9.3 %         9.8 %          7.5 %

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

Year 2000

Over the past several quarters, the Company has taken steps to become Year 2000 compliant. The Company primarily utilizes a third party vendor for processing its primary banking applications. In addition, the Company also utilizes third party vendor application software for all ancillary computer applications. The third party vendor for the Company's banking applications has completed a review of all processing systems in addition to third party software applications. Furthermore, they have completed all phases of Year 2000 review and implemented any renovation necessary to achieve Year 2000 readiness.

The Federal Financial Institutions Examination Council recognizes five phases that banks must complete to achieve Year 2000 readiness: 1) Awareness of the potential risks associated with Year 2000; 2) Assessment of all information and environmental systems needing enhancements; 3) Renovation of the systems that are not Year 2000 ready; 4) Validation of the renovated systems to assure Year 2000 readiness; and 5) Implementation of the renovated product into the ongoing operations. By the end of September 1998, the Company had completed the awareness, assessment, and renovation phases for its core processing systems. The Company completed the validation and implementation phase for its core processing applications, and other mission critical applications during the forth quarter of 1998. Also by the end of 1998, the Company had completed the awareness, assessment and renovation phases for non-mission critical applications. By March 31, 1999 the Company had substantially completed the validation and implementation phases for non-mission critical applications. By June 30, 1999 the Company had tested contingency plans developed to process transactions in a non-computerized environment. By September 30, 1999, all phases of the Year 2000 readiness as described above had been completed by the Company. (See discussion of contingency plans in a following paragraph.)

The Company also uses non-computer systems, such as ATMs, security systems, telecommunications systems and alarm systems that may contain embedded technology. The Company completed the implementation phase for non-computer systems during the first quarter 1999.

Cost of Year 2000 compliance is not expected to be material to the result of operations. Year 2000 costs are budgeted at $35,000 for 1999, and at the end of the third quarter $3,000 of Year 2000 expenses have been incurred. These costs only reflect external costs of Year 2000 compliance, and do not include personnel expense based on time devoted to this effort by employees since the company does not track these internal costs separately.

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

In addition to the above noted efforts, the Company has developed and tested contingency plans in the event one or more systems would fail. By June 30, 1999, the Company had tested these back-up procedures and determined these plans to be an effective method of processing transactions in the event of a system failure. The most reasonably likely worst case scenario is that the Company's core banking applications fail to function properly at or near the century date change. In this scenario, the Company would not be able to process daily transactions as normal. A Year 2000 Contingency Planning Team developed procedures for key areas in the event that one or more computer systems fail. These contingency plans and procedures do not involve standard and ordinary computer processing. By utilizing these procedures, management feels the Company would be able to operate until the problems are resolved. However, this may result in delays of updating records and the Company may incur additional expenses operating under such conditions.

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

ITEM 4.

Submission of Matters to a Vote of Security Holders.

                  On August 31, 1999, at a special meeting of the Company's shareholders, the shareholders approved the Company's issuance of up to 1,113,397 shares of the Company's common stock to the shareholders of Black Diamond Savings Bank, F.S.B., in connection with the merger of Black Diamond with the Company. The merger is described in the Joint Proxy Statement/Prospectus mailed to Company shareholders on July 30, 1999. The shareholder votes were as follows:


          FOR                      AGAINST                      ABSTAIN
------------------------   -------------------------   -------------------------
       2,074,519                    82,518                      13,647



ITEM 5.

Other Information.

                           None.

ITEM 6.

Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.01    Financial Data Schedule

         (b)      Reports on Form 8-K.

         On September 30, 1999, as amended on November 15, 1999, the Company filed a Current Report on Form 8-K reporting the Company's merger with Black Diamond Savings Bank. The financial statements filed with such report, as amended, were as follows: historical balance sheet as of June 30, 1999 and 1998, Statements of Income and Comprehensive Income for the six months ended June 30, 1999 and 1998, Statements of Cash Flows for the six months ended June 30, 1999 and 1998 and related notes. Financial statements for FNB Financial Services Corporation included pro forma Balance Sheet as of June 30, 1999, pro forma Income Statement as of June 30, 1999 and 1998 and related notes.

         The Statements of Financial Condition of Black Diamond as of December 31, 1998 and 1997, the Statements of Income and Comprehensive Income for the years ended December 31, 1998 and 1997 of Black Diamond, the Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997 of Black Diamond, the Statements of Cash Flows for the years ended December 31, 1998 and 1997 of Black Diamond, and the Notes to Financial Statements thereto, were previously filed, within the meaning of Rule 12b-2 promulgated under the Securities and Exchange Act of 1934, as amended, in the Registrant's Registration Statement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FNB FINANCIAL SERVICES CORPORATION
                                         (Registrant)


Date      11/12/99       /s/ Robert F. Albright
                         ----------------------------------------------------
                                           Robert F. Albright
                         (Executive Vice President & Chief Financial Officer)