Form 10-K
period 1999-12-31
FNB FINANCIAL SERVICES CORP
filed 2000-03-30
CIK 742679

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock at March 10, 2000 held by those persons deemed by the registrant to be non-affiliates, based on the average bid and asked price of the Common Stock on that day, was approximately $50.1 million.

         As of March 10, 2000 (the most recent practicable date), the registrant had outstanding 4,484,173 shares of Common Stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                      WHERE INCORPORATED
--------                                                      ------------------

1.   Proxy Statement for the Annual Meeting of Shareholders         Part III
     to be held May 18, 2000, to be mailed to shareholders within 120 days of December 31, 1999.

                           FORM 10-K TABLE OF CONTENTS


INDEX
                                                                              PAGE
                                                                              ----
PART I
      Item 1.  Business........................................................  1
      Item 2.  Properties...................................................... 21
      Item 3.  Legal Proceedings............................................... 22
      Item 4.  Submission of Matters To a Vote of Security Holders............. 22
PART II
      Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.......................................... 23
      Item 6.  Selected Financial Data......................................... 23
      Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................... 25
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk...... 32
      Item 8.  Financial Statements and Supplementary Data..................... 42
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 69
PART III
      Item 10. Directors and Executive Officers of the Registrant.............. 69
      Item 11. Executive Compensation.......................................... 69
      Item 12. Security Ownership of Certain Beneficial Owners and Management.. 69
      Item 13. Certain Relationships and Related Transactions.................. 69
PART IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K..................................................... 70

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         FNB Financial Services Corporation (the "Company") is a North Carolina bank holding company with consolidated assets of $588 million, deposits of $484 million and shareholders' equity of $51 million, each as of December 31, 1999. The Company was organized in 1984, although its predecessor and wholly-owned subsidiary, FNB Southeast, opened as Rockingham Savings Bank and Trust in 1910, then was chartered as a national bank in 1918 under the name of First National Bank of Reidsville. Effective March 15, 1999, FNB Southeast changed its charter from a national bank to a North Carolina state bank. In addition, on August 31, 1999, the Company acquired Black Diamond Savings Bank, a federal savings bank headquartered in Norton, Virginia. Historically, the Company has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. By the end of 1999, FNB Southeast increased its number of branches from five to ten by closing a branch in Eden and opening new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro, Burgaw and Wilmington, North Carolina. The acquisition of Black Diamond added five branches in Norton, Harrisonburg, Pennington Gap, and Richlands, Virginia. As of, and for the twelve months ended December 31, 1994, the Company reported net interest income, loans and deposits of $6.6 million, $79.8 million and $132.5 million, respectively. As a result of its strategy, at December 31, 1999, the Company reported net interest income of $20.4 million, loans of $413.3 million and deposits of $484.2 million.

         The Company's subsidiary banks are community oriented and focus primarily on offering commercial, real estate and consumer loans, and deposit and other financial services to individuals, small to medium-sized businesses and other organizations in its market areas. The Company emphasizes its individualized services and community involvement, while at the same time providing its customers with the financial sophistication and array of products typically offered by larger banks. The Company competes successfully with larger banks located within and outside of North Carolina and Virginia by retaining its personalized approach and community focus.

         Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in January 1995, the Company adopted the following three-part strategy: (1) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past five years the Company has: (a) increased the number of its branch offices to ten by opening new offices in Eden, Ruffin, Madison, Greensboro, Burgaw, and Wilmington, North Carolina; (b) expanded by approximately 60% the number of its full-time personnel by adding 54 new employees, including several new vice presidents and senior vice presidents; (c) completed the merger with Black Diamond to extend the Company's reach into Virginia in the Norton, Virginia region, where Black Diamond has a very strong market presence and in the Harrisonburg, Virginia market; (d) completed a systematic review and revision of its loan administration, loan policy and credit procedures; and (e) enhanced its mix of products and services by broadening the scope of its commercial lending activities and by updating and extending its ATM terminals and network.

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

STRATEGY

         Expand Banking Operations. Throughout most of its 90-year history, the Company's banking activities were centered in Reidsville, North Carolina, located in Rockingham County in the north central part of the State. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new and contiguous markets, such as Wilmington and Greensboro, North Carolina and Virginia. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

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

         The Company has acquired two parcels of property in Greensboro, North Carolina and expects to open two branches in early second quarter 2000. The Company leases a branch in Burgaw, North Carolina and opened this branch in December, 1999. The eastern North Carolina town of Burgaw is contiguous to the Wilmington market, and the Company currently has one branch in Greensboro.

         In August, 1999 the Company merged with Black Diamond and acquired offices in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. These branches serve the market areas of Wise, Tazewell, Russell, Lee, Rockingham and Augusta Counties in Virginia.

         Seize Market Expansion Opportunities. The Company intends to continue to capitalize on opportunities to enter new and contiguous markets which it believes are underserved as a result of banking consolidation and in which the Company's community oriented philosophy and culture would flourish. The Company believes that there is value to be added by providing the opportunity for greater personalized banking relationships than exist with larger commercial banks in its markets, although the Company also recognizes the need to carefully analyze markets that are already well served by numerous institutions. The Company will continue to distinguish itself by emphasizing high quality, sophisticated services in a hometown environment.

         Establish a Platform for Future Growth. The Company seeks to position itself to manage its future expected growth in two fundamental ways: (1) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to the communities in which they work and live; and (2) finalize a program to upgrade, modify and expand its internal systems, procedures, equipment and software designed to improve marketing and operating efficiencies. The Company will also continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products, although management will make every effort to maintain the Company's personalized approach as pressures to succumb to technological advances mount. The Company believes that FNB Southeast's change from a nationally-chartered institution to a state-chartered one in March 1999 and its acquisition of Black Diamond are ways in which the Company solidified its foundation for future growth.

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

MARKET AREAS

         For operational purposes, the Company groups its markets into four regions, the Triad and Wilmington regions of North Carolina and the Norton and Harrisonburg regions of Virginia. The Company's deposit market share in Reidsville, North Carolina as of June, 1999, the most recent date for which data are available, was 37.1%, which ranked first among banks and thrift institutions, and in all of Rockingham County equaled 26.3% as of the same date, which also ranked first. The Company's deposit market share in Norton, Virginia, as of the same date, was 39.1%, which also ranked first among banks and thrift institutions. The following table summarizes the banking offices, deposits and market share for the Company's offices, categorized by city.

                                DEPOSITS AT DECEMBER 31,
                          ------------------------------------
REGION/CITY                 1999          1998          1997
-----------               --------      --------      --------
                                     (IN THOUSANDS)
TRIAD REGION:
Reidsville (1) .....      $177,480      $171,389      $152,221
Eden (2) ...........        59,406        54,040        45,305
Madison ............        22,891        21,576        14,611
Ruffin .............         9,244         7,418         5,014
Greensboro .........        39,614        32,825        19,822
                          --------      --------      --------
      Subtotal .....       308,635       287,248       236,973
                          --------      --------      --------

WILMINGTON REGION:
Wilmington .........        42,332        57,757        35,301
Burgaw .............         6,995            --            --
                          --------      --------      --------
      Subtotal .....        49,327        57,757        35,301
                          --------      --------      --------

NORTON REGION:
Norton .............        55,436        53,165        49,589
Pennington Gap .....        25,913        22,720        22,708
Richlands ..........        23,018        21,408        19,581
                          --------      --------      --------
      Subtotal .....       104,367        97,293        91,878
                          --------      --------      --------

HARRISONBURG REGION:
Harrisonburg (3) ...        21,913        17,297        19,969
                          --------      --------      --------
      Total ........      $484,242      $459,595      $384,121
                          ========      ========      ========

------------------

(1) Includes three banking offices for all years.
(2) Includes two banking offices for 1999, and three offices for 1998 and 1997.
(3) Includes two banking offices for 1999, and one office for 1998 and 1997.

         The following is a summary description of the Company's market areas.

         Triad - Rockingham County. Rockingham County was formed in 1785 and is located in the north central area of North Carolina. It has a land area of 568 square miles and a population of approximately 90,000. Surrounding counties are Guilford to the south, Caswell to the east and Stokes County to the west. The county is bordered on the north by the Commonwealth of Virginia. Piedmont Triad International Airport is located 20 miles away and Norfolk Southern has two rail connection lines in the county. The area is served by U.S. Highways 29, 158 and
220. The county, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its efforts to serve its citizens. Rockingham County's economy remained strong through 1999 with unemployment of 4.1% at September 1999.

         Triad - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, tobacco, machinery and electronics equipment. The area has access to major domestic and international markets from Interstate Highways 40 and 85 and U.S. Highways 29, 70, 220 and 421, major rail connections and the Piedmont Triad International Airport. Entrepreneur magazine ranked the Triad area as fourth in a list of the top 20 cities in which to establish a small business. According to the North Carolina Employment Security Commission, the Triad area of North Carolina reported an unemployment rate of 2.4% as of October, 1999.

         Wilmington. Wilmington is the county seat and the industrial center of New Hanover County and its recent rate of growth has been topped by only one other city in North Carolina. The total population of New Hanover County is approximately 150,000 and it is served by Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections. The area is serviced by national and regional airlines through facilities at the New Hanover International Airport in New Hanover County. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past 20 years. The Wilmington area industries produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's only two deep water ports), a light manufacturing center, a chemical manufacturing center and the distribution hub of southeastern North Carolina. At October, 1999, the North Carolina Employment Security Commission reported a 3.4% unemployment rate for the Wilmington metropolitan area.

         Norton Region. Norton is located in southwestern Virginia in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. highways and by major rail connections. Black Diamond, headquartered in Norton, operates branches in Norton (Wise County), Pennington Gap (Lee County) and Richlands (Tazewell County). At May, 1999, the unemployment rate in Norton/Wise County was 10.3%, an improvement over recent years.

         Harrisonburg. Rockingham County is centrally located in the Shenandoah Valley in west central Virginia. Harrisonburg, the county seat, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. The area is served by Interstate Highway 81, several primary U.S. highways, the Shenandoah Valley Regional Airport and major rail connections. Black Diamond operates two branches in Harrisonburg, serving the Counties of Rockingham and Augusta. According to the Virginia Employment Commission, the November 1999 unemployment rate for Harrisonburg was 1.2%.

LENDING ACTIVITIES

         General. The Company offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company's total loans at December 31, 1999 were $414.0 million, or 74.0% of total earning assets. The Company also makes secured construction loans to home builders and residential mortgagees, which are often secured by first and second real estate mortgages. At December 31, 1999, the Company had no large loan concentrations (exceeding ten percent of its portfolio) in any particular industry.

         Loan Composition. The following table sets forth, at the dates indicated, the composition of the Company's loan portfolio and the related percentage composition.

                                                      Year Ended December 31
                                 -------------------------------------------------------------------
                                         1999                    1998                    1997
                                 -------------------     -------------------     -------------------

Real Estate:
      Commercial                 $115,434      27.9%     $ 94,798      26.2%     $ 60,659      19.0%
      Residential                 130,676      31.6%      120,143      33.2%      120,257      37.7%
      Construction                 34,680       8.4%       29,794       8.2%       22,143       6.9%
                                 --------     -----      --------     -----      --------     -----
           Total real estate      280,790      67.9%      244,735      67.6%      203,059      63.6%

Commercial, financial and
      agricultural                 58,002      14.0%       49,822      13.8%       57,453      18.0%
                                 --------     -----      --------     -----      --------     -----

Consumer:
      Direct                       32,778       7.9%       32,368       8.9%       31,556       9.9%
      Home equity                  32,836       7.9%       26,723       7.4%       21,425       6.7%
      Revolving                     9,605       2.3%        8,604       2.3%        5,974       1.8%
                                 --------     -----      --------     -----      --------     -----
           Total consumer          75,219      18.1%       67,695      18.6%       58,955      18.4%
                                 --------     -----      --------     -----      --------     -----
Total                            $414,011     100.0%     $362,252     100.0%     $319,467     100.0%
                                 ========     =====      ========     =====      ========     =====

         Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $280.8 million, or 67.9%, of the Company's total loans at December 31, 1999. The Company held at December 31, 1999 real estate loans of various sizes ranging up to $4.9 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, although the installment payments may be structured generally on a 15-year amortization basis. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80% and net project cash flow available for debt service equals 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced no net loan losses on commercial real estate loans during 1999, 1998 and 1997.

         The Company originates residential loans for its portfolio on single and multi-family properties, both owner occupied and non-owner occupied, and at December 31, 1999 it held $130.7 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the

Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced no loan losses in 1999, net loan losses of $4,000 in 1998, and net loan recoveries of $180,000 in 1997.

         The Company also originates residential loans for sale into the secondary market. Through its mortgage banking division, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance which are recognized in income when the loan is sold. During 1999, 1998 and 1997, the Company earned loan origination fees of $249,000, $258,000 and $239,000, respectively. At December 31, 1999, the Company held $754,000 of such loans for sale, and during 1999 the Company sold an aggregate of $3.8 million of such loans. The Company sells these loans on a non-recourse basis.

         The Company's current strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $2.5 million, not to exceed $2.5 million. At December 31, 1999, 1998 and 1997, the Company held $34.7 million, $29.8 million and $22.1 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company limits its lending to projects involving small commercial centers that have strong anchor tenants and are otherwise substantially pre-leased, or residential projects that are either presold or are being built by the proposed occupant. The leases on commercial projects must generally result in a loan to capitalized lease value of no greater than 75% and a net cash flow to debt service ratio of at least 120%. The Company historically has required a personal guarantee from the developer or builder. Loan terms are typically 12 to 15 months on a commercial project and nine months on a residential project, although the Company occasionally will make a "mini-permanent" loan for purposes of construction and development up to a three to five year term. Rates are typically variable and the Company typically charges an origination fee. During 1999, the Company experienced no net loan losses, losses of $48,000 in 1998, and no such losses in 1997.

         Commercial Loans. The Company makes loans for commercial purposes in various lines of businesses. At December 31, 1999, the Company held $58.0 million of commercial loans, or 14.0% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate the capacity to produce net cash flow available for debt service of 125% to 150% of debt service requirements. During 1999, the Company experienced a $5,000 net recovery on commercial loans, net loan losses of $537,000 in 1998, and net loan losses of $6,000 in 1997.

         Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans originated directly by the Company, home equity revolving lines of credit, and unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrower's residence, but the Company attempts to underwrite the credit independent of the collateral value. At December 31, 1999, the Company held $75.2 million of consumer loans, including home equity revolving lines of credit. During 1999, 1998 and 1997, respectively, the Company experienced net consumer loan losses of $249,000, $204,000 and $77,000.

         Credit Card Loans. In 1996, the Company began offering credit card loans to individuals and businesses who meet the Company's underwriting standards with respect to income, credit rating, established residence and employment. Credit card loans are subject to seasonal fluctuations based on consumer spending habits, with the outstanding balances of such loans rising at the end of each calendar year. At December 31, 1999, credit card loans equaled approximately $4.4 million, or approximately 1.1% of the Company's total loan portfolio. Net losses on credit card loans equaled $173,000 in 1999, $110,000 in 1998 and $19,000 in 1997. In February, 2000, the Company
sold its entire credit card portfolio of $3.4 million to a third party. The Company received approximately a 3% premium on this sale. The loans were sold without recourse.

         Loan Approval and Review. The Company's loan approval policies provide for various levels of officer lending authority. When the aggregate outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have lending limits up to $250,000; loans in excess of that limit must be approved by the city executive. If the lending request exceeds the city executive's lending limit, which is $500,000, the loan must be submitted to and approved by the appropriate senior credit officer. The senior credit officer has authority to approve a loan up to $750,000. Under joint approval, the senior credit officer and the senior vice president -- corporate administration, may approve loans up to $1.5 million. All loans in excess of $1.5 million must be approved by the President and Chief Executive Officer, who may approve loans of up to $2.5 million.

         The Company has a continuous loan review procedure involving multiple officers of the Company which is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing no less than annually all credit relationships in excess of $100,000 in their respective portfolios. All new relationships, that is, those not more than 60 days old, in excess of $100,000 are reviewed by a credit management committee comprised of loan officers and senior management every two weeks. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior loan officers of the Company. The officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets designed to improve the Company's credit position for an early resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Company also engaged a third party consultant to review its loan portfolio, the first examination of which occurred in 1998. The Company has used the findings of the examination to further enhance credit quality through improved credit administration policies and procedures.

         The Company's credit review system supplements the Company's loan rating system, pursuant to which the Company may place the loan on its criticized asset list or may classify the loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience in the Company in each such category, is used to determine the adequacy of the Company's allowance for loan and lease losses quarterly. These credits are also individually reviewed by senior credit officers of the Company to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

         Outsourcing of Certain Operational Functions. The Company has agreements with third parties to provide a variety of specialized functions to the Company in connection with its lending operations. In each of these relationships, the Company benefits from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without impacting customer service.

DEPOSITS

         The Company offers a variety of deposit programs to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions.

The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits at the dates indicated.


                                             AT DECEMBER 31,
                                   ---------------------------------
                                   1999           1998          1997
                                   -----         -----         -----
Non-interest bearing demand          9.9%          9.8%          9.5%
Savings/NOW/MMI ...........         19.2%         19.0%         16.9%
Certificates of deposit ...         70.9%         71.2%         73.6%
                                   -----         -----         -----
                                   100.0%        100.0%        100.0%
                                   =====         =====         =====

         The Company accepts deposits at its 15 banking offices, eight of which have automated teller machines. In addition, the Company operates a network of 34 ATMs in Norton, Virginia and the surrounding area. The Company's memberships in the "HONOR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. The Company charges fees ranging from $1.50 to $1.75 per transaction for the use of its ATM facilities by those who are not depositors with the Company. See "Properties." The Company controls deposit flows primarily through the pricing of such deposits and to a certain extent through promotional activities, such as its "Prestige" and "Priority" accounts for deposits of $25,000 and $75,000, respectively, and the "FNB Club" which extends special privileges and sponsors group excursions to sites and performances of interest to account holders over the age of 55. The Company also offers as a convenience to come to a customer's home or place of business to pick up a non-cash deposit the customer wishes to make. At December 31, 1999, the Company had $133.4 million in certificates of deposit of $100,000 or more. In January 1998, the Company joined an electronic network which allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks and amounts are typically just under $100,000, to assure FDIC insurance coverage. Deposit rates are set weekly by senior management of the Company. Management believes that the rates it offers are competitive with those offered by other institutions in the Company's market areas.

INVESTMENT SERVICES

         The Company offers the services of an investment advisor employed by American Express Financial Advisors who splits his time among six of the Company's branches and is available to depositors, as well as those who are not account holders in the Company. This advisor offers mutual fund services, tax and estate planning and other financial services and the Company receives a commission based on the advisor's sales. The Company benefits by attracting customers to its branches who may not otherwise have reason to transact business there and by earning additional fees. In 1999, the Company earned fees in the amount of $52,000 from commissions generated from these services.

MARKETING

         The Company currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Company's officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services at a personal level. The Company occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. Since the Company does not have a fully-staffed marketing department, the Company's marketing, advertising and public relations campaigns focus on the following two components:

         o Value. Among other things, the Company offers attractive rates for its financial products, including its certificates of deposit and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Company's rates, as well as by the variety of individualized services the Company promotes and offers.

         o Convenience and Service. All personnel of the Company aim toward serving the individual needs of the Company's customers. For example, senior personnel are accessible on very short notice, even after normal banking hours, by way of pagers and other means. In addition, all employees are eligible to earn incentive compensation for sales and cross-sales to customers.

         Management intends to continue to market the Company's services through a combination of advertising campaigns, public relations activities and local affiliations. In most of its markets, the Company has established advisory boards, comprised of local community leaders, to promote the Company. While the key messages of value, convenience, service and reliability will continue to play a major role in the Company's marketing and public relations efforts, management may also focus on targeted groups, such as professionals, in addition to small to medium-sized local businesses.

         A vital part of the Company's marketing plan is the execution of a public relations strategy. Many traditional public relations methods will be used in promoting its services. Management intends to pursue media coverage, including general press, industry periodicals and other media covering banking and finance, consumer issues and special interests. Press releases, quarterly shareholder reports, media alerts and presentations will announce new banking services as they are added. In addition, a professional marketing firm has been engaged by the Company to assist in promoting the overall image of the Company to the general public and investment community.

COMPETITION

         Commercial banking in the Southeast is extremely competitive, due in large part to interstate branching. Currently, many of the Company's competitors are significantly larger and have greater resources than the Company. The Company continues to encounter significant competition from a number of sources, including bank holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have as many as 200 to 300 branches in North Carolina and Virginia. The Company's competition is not limited to financial institutions based in North Carolina and Virginia. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, many of the Company's competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services that the Company does not offer. As a result of the interstate banking legislation, the Company's market is open to future penetration by banks located in other states provided the other state allows acquisitions of its banking institutions by North Carolina banking institutions, thereby increasing competition.

         The management of the Company believes banks compete in the following areas: convenience of location, interest rates for deposits and loans, types of accounts and services offered, and quality of the personnel providing services. In its early years, the Company sought to attract depositors and borrowers primarily through offering competitive interest rates for both loans and deposits. More recently, the Company has determined to compete primarily through the quality of its services, experience of its personnel and community oriented approach. The Company also relies on the personal contacts of its officers and directors to attract depositors and borrowers in its target market of small to medium-sized businesses. In addition to its central Board of Directors, the Company has established local advisory boards in most of the communities served to promote contacts in the business communities.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 182 full-time and 13 part-time employees. None of the employees of the Company are represented by any collective bargaining unit. The Company considers its relations with its employees to be good.

SUPERVISION AND REGULATION

         The following discussion is intended to be a summary of the material regulations and policies applicable to the Company and its wholly-owned subsidiaries, FNB Southeast and Black Diamond, and does not purport to be a comprehensive discussion. The Company and its subsidiaries are extensively regulated under both federal and state law. Generally, these laws and regulations are intended to protect depositors and borrowers, not shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and its subsidiaries.

         REGULATION OF THE COMPANY

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

         Prior to March 15, 1999, FNB Southeast was a national bank regulated by the Office of the Comptroller of the Currency ("OCC"). Effective March 15, 1999, FNB Southeast converted its charter from a national bank to a North Carolina state bank and became a member of the Federal Reserve.

         The Company is a member of the Federal Deposit Insurance Corporation ("FDIC"), and as such, its deposits are insured by the FDIC to the extent provided by law. The Company is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations. As a North Carolina bank and member of the Federal Reserve, the Company is supervised and examined by the Federal Reserve and the Commissioner, and is also subject to the backup supervisory authority of the FDIC. Such agencies regularly examine the operations of the Company and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. Such agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

         BANK HOLDING COMPANY REGULATION. The Company, as a bank holding company, is also subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended ("BHC Act"), as administered by the Federal Reserve. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies on a consolidated basis.

         The Company is required to obtain the prior approval of the Federal Reserve to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve approval is also required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve, and that is not the subject of any unresolved supervisory issues.

         The status of the Company as a registered bank holding company under the BHC Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

         In addition, a bank holding company is prohibited generally from engaging in, or acquiring 5% or more of any class of voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

         o        making or servicing loans;

         o        performing certain data processing services;

         o        providing discount brokerage services;

         o        acting as fiduciary, investment or financial advisor;

         o        leasing personal or real property;

         o making investments in corporations or projects designed primarily to promote community welfare; and

         o        acquiring a savings and loan association.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default.

         Subsidiary banks of a bank holding company, such as FNB Southeast and Black Diamond, are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and Federal Reserve regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal stockholders of the Company, FNB Southeast, Black Diamond, and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

         CAPITAL REQUIREMENTS. The federal banking regulators have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit, and recourse arrangements, which are recorded as off balance sheet items. These guidelines apply to the Company and its bank subsidiaries. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

         A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. "Tier 1," or core capital, includes common equity, qualifying noncumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangibles, subject to certain exceptions. "Tier 2," or supplementary capital, includes among other things, limited-life and perpetual preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. The appropriate regulatory authority may set higher capital requirements when particular circumstances warrant.

         RECENT DEVELOPMENTS. On November 12, 1999, the President of the United States signed into law the Gramm-Leach-Bliley Act ("GLB"), which alters the regulatory framework for banking and other financial services companies. The GLB creates a new type of holding company called a "financial holding company." The new financial holding company structure allows banks, insurance companies, and securities firms to affiliate within a single entity, provided that the financial holding company satisfies and maintains certain new regulatory standards. Bank holding companies that meet these standards may elect to become financial holding companies, but if they remain bank holding companies, they are subject to the restrictions on their activities existing prior to the GLB, including those restrictions described above imposed by the BHC Act.

         The Company has not elected to become a financial holding company, so it remains under essentially the same regulatory framework as it did before the enactment of the GLB. However, the financial holding company structure created by the GLB would allow insurance companies or securities firms operating under the financial holding company structure to acquire the Company, and, if the Company elects to become a financial holding company in the future, it could acquire insurance companies or securities firms.

         In addition to creating the more flexible financial holding company structure, GLB introduced several additional customer privacy protections that will apply to the Company and its subsidiaries. Federal regulators have issued a draft of proposed privacy regulations implementing these protections for comment. Pursuant to the GLB's rulemaking provisions, regulations must be adopted by May 12, 2000, and institutions must begin privacy disclosures under the GLB within six months of adoption of such regulations. The GLB's privacy provisions require financial institutions to, among other things, (i) establish and annually disclose a privacy policy, (ii) give consumers the right to opt out of disclosures to nonaffiliated third parties, with certain exceptions, (iii) refuse to disclose consumer account information to third-party marketers and
(iv) follow regulatory standards to protect the security and confidentiality of consumer information.

         REGULATION OF FNB SOUTHEAST

         STATE LAW. The Company's wholly-owned subsidiary bank, FNB Southeast, is also subject to extensive supervision and regulation by the Commissioner. The Commissioner oversees state laws that set specific requirements for bank capital and regulate deposits in, and loans and investments by, banks, including the amounts, types, and in some cases, rates. The Commissioner supervises and performs periodic examinations of North Carolina-chartered banks to assure compliance with state banking statutes and regulations, and FNB Southeast is required to make regular reports to the Commissioner describing in detail the resources, assets, liabilities and financial condition of FNB Southeast. Among other things, the Commissioner regulates mergers and consolidations of state-chartered banks, the payment of dividends, loans to officers and directors, record keeping, types and amounts of loans and investments, and the establishment of branches.

         DEPOSIT INSURANCE. As a member institution of the FDIC, FNB Southeast's deposits are insured up to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and each member institution is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 cents to 27 cents for every $100 in assessable deposits. Also, banks are required to pay additional annual assessments at rates set by the Financing Corporation, which was established by the Competitive Equality Banking Act of 1987.

         Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as the measures described under the "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalized institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of FNB Southeast to grow and could restrict the amount of profits, if any, available for the payment of dividends to the shareholders.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In December, 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things:

         o publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants,

         o the establishment of uniform accounting standards by federal banking agencies,

         o the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital,

         o additional grounds for the appointment of a conservator or receiver, and

         o restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements.

         A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.

         FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

         COMMUNITY REINVESTMENT ACT. FNB Southeast is also subject to the Community Reinvestment Act ("CRA"), which requires the appropriate federal bank regulatory agency, in connection with its examination of a bank, to assess a bank's record in meeting the credit needs of the community served by that bank, including low and moderate-income neighborhoods. Each institution is assigned one of the following four ratings of its record in meeting community credit needs: "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

         Effective May 12, 2000, the GLB's "CRA Sunshine Requirements" call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements also must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require. This annual reporting requirement is effective for any agreements made after May 12, 2000.

         MISCELLANEOUS. The dividends that may be paid by FNB Southeast are subject to legal limitations. In accordance with North Carolina banking law, dividends may not be paid unless FNB Southeast's capital surplus is at least 50% of its paid-in capital.

         Shareholders of banks may be compelled by bank regulatory authorities to invest additional capital in the event their bank's capital shall have become impaired by losses or otherwise. Failure to pay such an assessment could result in a forced sale of a shareholder's bank stock.

         The earnings of FNB Southeast will be affected significantly by the policies of the Federal Reserve, which is responsible for regulating the United States money supply in order to mitigate recessionary and inflationary pressures. Among the techniques used to implement these objectives are open market transactions in United States government securities, changes in the rate paid by banks on bank borrowings, and changes in reserve requirements against bank deposits. These techniques are used in varying combinations to influence overall growth and distribution of bank loans, investments, and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

         The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of FNB Southeast.

REGULATION OF BLACK DIAMOND

         GENERAL. Black Diamond is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Black Diamond is subject to broad federal regulation and oversight extending to all its operations. Black Diamond is a member of the Federal Home Loan Bank ("FHLB") of Atlanta and is subject to certain limited regulation by the Federal Reserve Board. Black Diamond is a member of the Savings Association Insurance Fund ("SAIF") of the FDIC, which insures its deposits. As a result, the FDIC has certain regulatory and examination authority over Black Diamond.

         On March 15, 2000 the Company filed an application with the Office of the Commission of Banks for the State of North Carolina to merge Black Diamond into FNB Southeast. The effect of the merger, if approved, would be to operate Black Diamond locations as branches of FNB Southeast.

         FEDERAL REGULATION OF SAVINGS ASSOCIATIONS. The Office of Thrift Supervision ("OTS") has extensive authority over the operations of savings associations. As part of this authority, Black Diamond is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted by the OTS and the FDIC, the examiners may require Black Diamond to provide for higher general or specific loan loss reserves.

         The OTS also has extensive enforcement authority over all savings institutions, including Black Diamond. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of Black Diamond is prescribed by federal laws, and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. Black Diamond is in compliance with the noted restrictions.

         Black Diamond's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, Black Diamond's lending limit under this restriction was $1.26 million. Black Diamond is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a capital compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also adopted additional guidelines on asset quality and earnings standards. The guidelines are designed to enhance early identification and resolution of problem assets.
The guidelines are not expected to materially affect Black Diamond.

         INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC. The FDIC is an independent federal agency that insures deposits of banks and thrift institutions up to certain specified limits and regulates such institutions for safety and soundness. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks, and the SAIF for savings associations such as Black Diamond and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time, and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital levels, and the FDIC's level of supervisory concern about the institution.

         REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations, such as Black Diamond, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         On December 31, 1999, Black Diamond had total risk based capital of $10.5 million (including approximately $9.2 million in core capital and $1.3 million in qualifying supplementary capital) and risk-weighted assets of $88.0 million (with no converted off-balance sheet assets); or total capital of 11.9% of risk-weighted assets. This amount was $3.5 million above the 8% requirement in effect on that date.

         THRIFT CHARTER. Congress has considered legislation in various forms that would require federal thrifts, such as Black Diamond, to convert their charters to national or state bank charters. Black Diamond cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would not adversely affect Black Diamond and the Company.

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS Prompt Corrective Action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         At December 31, 1999, Black Diamond was categorized as "well capitalized," meaning that Black Diamond's total risk-based capital ratio exceeded 10.0%, Tier I risk-based capital ratio exceeded 6.0%, leverage capital ratio exceeded 5.0%, and Black Diamond was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations applicable to Black Diamond govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions.

Generally, the regulations create a safe harbor for specified levels of capital distributions for institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Pursuant to a recent revision to these regulations, effective April 1, 1999, a "well capitalized" savings association, such as Black Diamond, will be permitted to make capital distributions during a calendar year in an amount up to the savings association's net income for the year plus the savings association's retained net income for the preceding two years, without filing an application for approval of the capital distribution with the OTS.

         LIQUIDITY. All savings associations, including Black Diamond, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.

         ACCOUNTING. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation.

         The OTS has adopted an amendment to its accounting regulations, which may be more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. Black Diamond is in compliance with these amended rules.

         QUALIFIED THRIFT LENDER TEST. All savings associations, including Black Diamond, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1999, Black Diamond met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties.

         COMMUNITY REINVESTMENT ACT. The CRA requires the OTS, in connection with the examination of Black Diamond, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Black Diamond. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Black Diamond may be required to devote additional funds for investment and lending in its local community. Black Diamond was examined for CRA compliance in April 1998 and received a rating of "outstanding."

         TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Generally, such loans must be made on terms substantially the same as for loans to unaffiliated individuals. However, recent regulations now permit executive officers and directors to receive loans with the same terms as those widely available to other employees through benefit or compensation plans, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, Black Diamond was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         FEDERAL HOME LOAN BANK SYSTEM. Black Diamond is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Black Diamond is required to purchase and maintain stock in the FHLB of Atlanta. At December 31, 1999, Black Diamond had $705,000 of FHLB stock, which was in compliance with this requirement. In past years, Black Diamond has received substantial dividends on its FHLB stock. For the fiscal year ended December 31, 1999, dividends paid by the FHLB of Atlanta to Black Diamond totaled approximately $56,000, which constitutes a $9,000 increase over the amount of dividends received in fiscal year 1998. No assurance can be given that such dividends will continue in the future at such levels.

         Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Black Diamond's FHLB stock may result in a corresponding reduction in Black Diamond's capital.

ITEM 2.           PROPERTIES

         The Company leases or owns 15 banking offices, as shown in the following table:

                LOCATION                       OWNED OR LEASED         ATM(1)(2)     YEAR OPENED/PURCHASED
                --------                       ---------------         ---------     ---------------------
202 South Main Street
Reidsville, North Carolina..........              Owned (3)                 X              1910 (4)

1646 Freeway Drive
Reidsville, North Carolina..........                Owned                   X                1972

202 Turner Drive
Reidsville, North Carolina..........                Owned                   X                1969

801 South Van Buren Road
Eden, North Carolina................                Owned                   X                1996

151 North Fieldcrest Road
Eden, North Carolina................        Leased (expires 2008)                            1996

605 North Highway Street
Madison, North Carolina.............                Owned                   X                1997

9570 U.S. 29 Business
Ruffin, North Carolina..............        Leased (expires 2004)                            1997

2132 New Garden Road
Greensboro, North Carolina..........                Owned                   X                1997

704 South College Road
Wilmington, North Carolina..........        Leased (expires 2002)           X                1997

301 East Fremont Street
Burgaw, North Carolina..............        Leased (expires 2004)           X                1999

600 Trent Street
Norton, Virginia ...................                Owned                                    1973

2302 2nd Street
Richlands, Virginia ................                Owned                                    1977

700 East Morgan Avenue
Pennington Gap, Virginia ...........                Owned                                    1979

440 South Main Street
Harrisonburg, Virginia..............                Owned                                    1988

624 Chicago Avenue
Harrisonburg, Virginia .............        Leased (expires 2004)                            1999

--------------
(1) Three additional remote ATM's are located in Reidsville, North Carolina pursuant to leases that expire in 2001 and 2003. Each of the ATM's situated at a banking office is a drive-up ATM.
(2) Black Diamond owns and operates a network of 34 ATMs located at non-bank locations such as convenience stores and colleges. This network generally covers the Norton, Virginia region and surrounding areas.
(3) Consists of 27,000 square feet in a two story building and includes the Company's executive offices.
(4) Original office opened in different location in 1910. Current office opened in 1980.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ending December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

         Ernest J. Sewell, age 59, is the President, Chief Executive Officer and a Director of the Company and FNB Southeast and a Director of Black Diamond. He assumed his current position on January 26, 1995 after the resignation of Willard B. Apple, Jr. from those positions on that date. Prior to joining the Company and FNB Southeast, Mr. Sewell served as Senior Vice President of Branch Banking and Trust Company, with 26 years of previous banking experience. He is a member of the Board of Trustees of Annie Penn Memorial Hospital, Reidsville, North Carolina, and is Chairman of its Investment Committee. Mr. Sewell also serves on the boards of various charitable organizations in Rockingham County.

         R. Michael Hendricks, age 36, is Senior Vice President, Corporate Administration of FNB Southeast, and a Director of Black Diamond. He joined FNB Southeast in 1997 as Senior Vice President and City Executive, prior to being promoted to his current position in December, 1998. He had previously served as Vice President, Business Services Manager at Branch Banking and Trust Company and had 11 years banking experience prior to joining FNB Southeast.

         Richard L. Powell, age 48, is Senior Vice President, Support Services, of the Company and FNB Southeast, Assistant Secretary of the Company, and a Director of Black Diamond. He joined the Company in 1986 as Assistant Vice President and was promoted to Vice President in 1988 and to Senior Vice President in 1993.

         Michael W. Shelton, age 38, is Senior Vice President, Secretary and Chief Financial Officer of FNB Southeast and Vice President, Secretary and Treasurer of the Company, and a Director of Black Diamond. He joined FNB Southeast in 1996 as Vice President and was promoted to Senior Vice President in 1998. He had previously served as Assistant Vice President at Branch Banking and Trust Company and had eight years banking experience prior to joining FNB Southeast.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

MARKET PRICES AND DIVIDEND POLICIES

                  The Company's common stock is traded on The Nasdaq Stock Market under the symbol "FNBF." The following table shows the high and low sale prices per share of the Company's common stock on The Nasdaq Stock Market, based on published financial sources, and the frequency and per share amount of dividends paid for each of the last two fiscal years.


                                                              DIVIDENDS
CALENDAR PERIOD                        HIGH         LOW         PAID
---------------                        ----         ---       ---------

Quarter ended March 31, 1998 ...      $26.00      $23.75      $ 0.07
Quarter ended June 30, 1998 ....       25.50       22.50        0.07
Quarter ended September 30, 1998       25.25       17.75        0.08
Quarter ended December 31, 1998        19.75       16.00        0.08

Quarter ended March 31, 1999 ...      $18.50      $16.00      $ 0.08
Quarter ended June 30, 1999 ....       18.00       15.00        0.08
Quarter ended September 30, 1999       16.25       11.56        0.11
Quarter ended December 31, 1999        12.88       10.38        0.19

                  As of March 10, 2000, there were approximately 2,416 beneficial owners of the Company's common stock, including 1,166 holders of record of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

                  The Company did not sell any securities in the fiscal year ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 206,850 shares of its Common Stock at a weighted average exercise price of $13.38 per share pursuant to the Company's Omnibus Equity Compensation Plan.

ITEM 6.           SELECTED FINANCIAL DATA

                  The annual selected historical financial data presented below are derived from the audited consolidated financial statements of the Company. The financial statements of the Company have been restated to reflect the acquisition of Black Diamond in a transaction accounted for as a pooling of interests. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

ITEM 6.           SELECTED FINANCIAL DATA - CONTINUED

Table 1.  Selected Financial Data

(in thousands, except per share, ratio and other data)

                                                              At and For the Year Ended December 31,
                                               -------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                               ------------  -----------   -----------   -----------   -----------

Income Statement Data:
Net interest income                               $ 20,427     $ 18,378      $ 14,598      $ 12,222      $ 10,626
Provision for loan losses                            1,401        1,171           686           707           387
Other income                                         2,977        3,085         2,146         1,722         1,757
Other expenses                                      15,193       12,872        10,859 (1)     9,454         7,610
Net income                                           4,248        5,022         3,514         2,656         3,074

Balance Sheet Data:
Assets                                           $ 588,419    $ 549,746     $ 445,990     $ 322,789     $ 292,608
Loans (2)                                          413,257      361,677       319,046       229,943       200,149
Allowance for loan losses                            4,436        3,452         3,185         2,422         2,105
Deposits                                           484,242      459,595       384,121       284,875       261,757
Other borrowings                                    31,500       17,500        28,720         8,650         3,152
Shareholders' equity                                50,730       53,631        30,404        27,109        25,516

Per Common Share Data (3):
Net income, basic                                   $ 0.95       $ 1.19        $ 0.98        $ 0.74        $ 0.87
Net income, diluted  (4)                              0.93         1.13          0.93          0.73          0.86
Cash dividends declared                               0.46         0.30          0.27          0.24          0.21
Book value                                           11.30        11.81          8.43          7.59          7.18
Tangible book value                                  11.20        11.68          8.24          7.37          7.18

Other Data:
Branch offices                                          15           14            14            10             9
Full-time employees                                    189          184           169           130           122

Performance Ratios:
Return on average assets                             0.76%        0.97%         0.94%         0.85%         1.10%
Return on average equity                             8.45        11.21         12.49         10.22         13.47
Net interest margin (tax equivalent)                 3.88         3.78          4.25          4.28          4.20
Dividend payout                                     47.98        25.37         27.29         31.93         23.95
Efficiency (5)                                      64.50        59.50         64.00         66.00         59.20

Asset Quality Ratios:
Allowance for loan losses to period end loans        1.07%        0.95%         1.00%         1.05%         1.04%
Allowance for loan losses to period end
    non-performing loans (6)                       338.00       221.00        123.00        104.00        246.00
Net charge-offs to loans                             0.11         0.26         -0.03          0.18          0.06
Non-performing assets to period end loans
    and foreclosed property (6)                      0.45         0.85          0.91          1.11          0.54

Capital and Liquidity Ratios:
Average equity to average assets                     9.06%        8.69%         7.50%         8.32%         8.15%
Leverage                                             9.30        10.30          7.00          8.30          8.60
Tier-1 risk-based                                   13.20        15.30          8.90         12.70         13.50
Total risk-based                                    14.30        16.30          9.90         13.80         14.50
Average loans to average deposits                   83.49        79.31         81.50         79.22         75.18
Average loans to average deposits
    and borrowings                                  77.34        74.47         78.12         77.58         72.23

(1) Includes approximately $1.4 million of non-interest expense attributable to the opening of four new branches in 1997.

(2) Loans net of unearned income, before allowance for losses, and excluding loans held for sale.

(3) Gives effect of the 1996 stock spilt and the 1997 stock splits.

(4) Assumes the exercise of outstanding options to acquire common stock. See
    Note 15 to the Company's consolidated financial statements.

(5) Computed by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

(6) Non-performing loans and non-performing assets include loans past due 90 days or more that are still accruing interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. See also "Forward Looking Statements" on page 73 of this Annual Report on Form 10-K.

OVERVIEW

                  The Company continued strong growth in assets and deposits, with growth in existing markets aided by favorable economic and market conditions. The Company also acquired Black Diamond Savings Bank, headquartered in Norton, Virginia, a transaction that added approximately $135 million in assets at the closing date of August 31, 1999. The acquisition was accounted for as a pooling of interests, and all financial statements and other data have been restated to reflect this business combination.

                  As a result of the Black Diamond merger, FNB Financial Services Corporation is now a North Carolina bank holding company with consolidated assets of $588.4 million at December 31, 1999. The Company, through its two subsidiaries, FNB Southeast, a North Carolina chartered commercial bank, and Black Diamond Savings Bank, a federally chartered savings bank, currently operates fifteen banking offices in North Carolina and Virginia. On March 15, 2000 the Company filed an application with the Office of the Commission of Banks for the State of North Carolina to merge Black Diamond into FNB Southeast. The effect of the merger, if approved, would be to operate Black Diamond locations as branches of FNB Southeast.


                  During the year, both FNB Southeast and Black Diamond (the "Subsidiary Banks") expanded their banking networks. FNB Southeast opened an office in Burgaw, North Carolina, and has two offices in Greensboro, North Carolina under construction. These two offices are expected to open early in the second quarter of 2000 and complement our existing branch in that market. Black Diamond opened a second Harrisonburg, Virginia office in the third quarter of 1999 to capitalize on its existing presence in this growing market. Both banks continue to look at additional markets and sites for future expansion of their franchises.

RESULTS OF OPERATIONS

                  Net income for the full year totaled $4.25 million, or $0.93 in diluted earnings per share, and is inclusive of approximately $972,000 in after-tax merger related expenses and other charges in connection with the acquisition of Black Diamond. Pro forma annual net income excluding these one-time charges totaled $5.22 million, or $1.15 in diluted earnings per share, and represents a 3.9% increase over restated net income of $5.02 million in 1998.

                  Non-interest expenses of $15.2 million was 18.0% higher than the prior year and included $675,000 in merger related cost such as fees for investment bankers, attorneys, accountants, printers and other charges. Recurring expenses excluding these one-time expense items was $14.5 million, a 12.8% increase from 1998 levels.

                  The Company's primary source of income is net interest income, which is the difference between (i) interest income and fees derived from earning assets (primarily loans and investment securities) and (ii) the cost of funds (primarily deposits and other borrowings) supporting them.

                  Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis was $20.6 million, which represented a 10.9% increase over the previous year. In 1998, taxable equivalent net interest income increased to approximately $18.6 million from approximately $14.9 million in 1997, which was an increase of 26.4%. Actual net interest income was 11.2% higher in 1999, following an improvement of 25.9% in 1998. Growth in net interest income for 1999 was occasioned by higher loan balances and improved net interest margins, supported by deposit growth and increased borrowing from the Federal Home Loan Bank of Atlanta. Average loans outstanding during the year equaled $387.3 million compared to $347.3 million in 1998, an increase of 11.5%. In the previous year, average loans outstanding were 29.5% higher than 1997. This loan growth is attributed to generally favorable economic conditions in the Company's lending markets and the addition of commercial loan officers in selected markets. Average investment securities during 1999 were $136.5 million, down 1.6% over 1998, following a substantial increase of 86.3% the previous year. Average total deposits of $463.9 million were up 5.9% in 1999, which followed a gain of 33.1% the previous year. Average shareholders' equity balances of $50.3 million represented a 12.2% increase over 1998.

                  Overall trends in interest rates continued lower for the full year. Although the earning asset yield declined, the rate paid on interest-bearing liabilities experienced a steeper decline, allowing for improved net interest margins for 1999. The weighted average yield on earning assets fell to 8.05%, from 8.26% in 1998, a decrease of 21 basis points. This is primarily due to the current yield on loans dropping 29 basis points to 8.87% in 1999, compared to a yield of 9.16% in 1998.

                  The weighted average rate paid on interest bearing liabilities decreased to 4.86% in 1999, from 5.17% last year. Consequently, the interest rate spread rose to 3.19% in 1999, from 3.09% the previous year. The prime rate on loans was increased from 7.75% to 8.50% during the second half of 1999. The rate increase came too late in the year to prevent the weighted rate on loans from falling to 8.87% in 1999 compared to 9.16% in 1998. Investment securities yields were 6.12% on a taxable equivalent basis in 1999, down from 6.28% last year. The weighted average rate paid on savings and time deposits decreased from 5.15% in 1998 to 4.83% this year, as depositors renewed maturing certificates at lower rates and increased balances in relatively lower cost money market instruments.

                  Table 2 on page 33 summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. Table 3 on page 34 presents the changes in interest income and interest expense attributable to volume and rate changes between 1999 and 1998, and between 1998 and 1997.

NON-INTEREST INCOME AND EXPENSE

                  Non-interest income of $2.98 million in 1999 was $108,000 or 0.04% less than the previous year. Service charges on deposit accounts increased to $1.79 million, up 25.1% from $1.43 million in 1998. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges.

                  Two categories of non-interest income, gain on sale of securities and gain on sale of loans, experienced significant declines in 1999 compared to 1998 due to changes in the interest rate environment during the year. Gains on sale of securities for 1999 totaled $118,000, down $304,000 from the prior year. Gain on sale of loans for 1999 totaled $174,000, down $160,000 from one year earlier.

Both of these categories were negatively impacted by the trend of rising interest rates over the second half of 1999. In 1999, the Company recorded $521,000 in bankcard fee revenue. Due to the sale of the credit card portfolio and the merchant account program, these revenues will decline significantly in 2000.

                  Recurring non-interest expense, excluding the $675,000 in merger related costs, increased $1.65 million, or 12.8%, in 1999 to $14.52 million, compared to $12.87 million in 1998. Last year, non-interest expense of $12.87 million exceeded the previous year by $2.01 million, or 18.5%. The primary reasons for the increase in expense in 1999 have been the full year effect of depreciation on the personal computer network installed in 1998, and fees for internal audit services that were outsourced during 1999.

                  Personnel expense of $8.17 million in 1999 exceeded the previous year by $800,000, or 10.8%. Total salaries of officers and staff of $6.58 million were $454,000 or 7.4% more than 1998. At December 31, 1999, the Company had approximately 182 full-time and 13 part-time employees, compared with approximately 177 full-time and 15 part-time employees at December 31, 1998. Occupancy expense followed a 13.4% increase in expense in 1998 with an additional 10.8% in 1999, or $771,000 for the full year. Furniture and equipment expense totaled $1.28 million in the current year, up $334,000 or 35.3%, following a 31.0% increase in 1998 over 1997. Depreciation on equipment of $764,000 this year was up 28.2% over 1998, while equipment rent and personal property taxes posted higher numbers in 1999. All other expenses of $3.08 million were up $415,000, or 15.6% over 1998. In 1999, the Company recorded $412,000 in bankcard processing expense. Due to the sale of the credit card portfolio and the merchant account program, these expenses will decline significantly in 2000.

                  The efficiency ratio, which measures non-interest expense as a percentage of net interest income plus non-interest income, was 64.5% in 1999, and compared unfavorably to 59.5% posted the previous year. Excluding $675,000 of merger related cost, the pro forma efficiency ratio for 1999 was 61.6%.

                  The Company experienced a higher effective tax rate during 1999. The increased effective tax rate for 1999 is primarily attributable to tax treatment of merger related cost recognized in the third quarter of 1999. Secondly, the effective tax rate for 1998 was lowered because the Company had minimum state taxes due to increased investment tax-exempt income as a percentage of interest income. This had the effect of decreasing the tax rate for 1998.

FINANCIAL CONDITION

                  The Company's consolidated assets of $588.4 million at year end increased 7.0% over the previous year, following an increase of 23.3% in 1998. Growth in earning assets in 1998 occurred in both loans and investment securities, while 1999 saw a marked increase in outstanding loans. Supporting that growth this year were increases of 6.6% in non-interest bearing deposits, 5.2% in interest bearing deposits and 80.0% in other borrowings.

                  Loan growth during 1999 was $51.8 million, with outstanding loans up 14.3% at year end, following increases of 13.2% in 1998 and 38.6% in 1997. Loans secured by real estate were up 14.7% and represented 67.9% of total loans, compared with 67.6% at year end 1998. Within the category, commercial real estate loans increased 21.8%, to a level of $115.4 million. Commercial, financial and agricultural loans were up 16.4% representing 14.0% of total loans, compared with 13.8% last year end. Consumer loans advanced 11.1% led mainly by increases in home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

                  Investment securities (at amortized cost) of $136.7 million at year end were down $18.4 million or 11.9% over 1998. U. S. Government agency securities continue to represent the major share of the total portfolio, although decreasing from 84.1% of the portfolio at the end of 1998 to 81.6% at year end 1999. Management believes that the additional risk of owning Agencies over U. S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. For the first time in two years the Company was able to purchase tax-exempt municipal securities in the latter part of 1999. The pricing in these securities turned favorable and will serve to boost total returns in future periods. The Company's investment portfolio goals are to achieve good total portfolio returns, within the context of remaining relatively short in maturity to fund loan growth and mitigate the unfavorable effect of interest rate increases. To this end, the Company has consistently categorized the entire portfolio as Available for Sale, which it believes offers the greatest amount of flexibility in managing a total return concept. Table 4 on page 35 presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

                  During the first half of 1999, deposits rates trended downward in response to the decreases in interest rates precipitated by the Federal Reserve Bank reducing short term interest rates in late 1998. This scenario provided little incentive for customers to choose longer term deposit at a minimal spread difference from shorter, more liquid products. Accordingly, retail deposit growth was concentrated in money market investment accounts, which have superior liquidity compared to a certificate of deposit while providing a competitive return to depositors. The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional regular checking accounts, the Company offers a cash management sweep account, with outstanding balances decreasing from $10.4 million at the end of 1998 to $7.5 million in 1999.

                  In order to attract longer term deposits, the Company maintains membership in an electronic network which allows it to post interest rates and attract deposits nationally. As of December 31, 1999, the Company had approximately 165 certificates of deposit totaling $16.2 million, with an overall rate of 5.74% for the total portfolio. This certificate portfolio has increased by $4.6 million during 1999. Overall, the certificates booked during 1999 were at lower rates than certificates booked during 1998. As a result, the portfolio rate declined from 5.91% at December 31, 1998 to 5.86% at December 31 1999. The primary focus of this funding source has been to provide longer-term deposits to offset the demand for short-term retail deposits. However, current deposit rates in this market are trending upward and this may result in a higher overall rate on this certificate portfolio in the future if new deposits are booked.

                  The Company also utilized a portion of its $88.5 million line with the FHLB of Atlanta to fund earning assets, with a year end balance outstanding of $31.5 million. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount and term may be selected to meet its current needs.

ASSET QUALITY

                  Management believes that asset quality is of great importance. The allowance for loan losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated probable charge-offs of non-collectible loans. The loan portfolio is analyzed periodically in an effort to identify potential problems before they actually occur. The Company's allowance for loan losses is also analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected loan types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and inherent risk factors. The provision for loan losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for loan losses may fluctuate based on the results of this analysis. Table 6 on page 37 depicts a summary of the allowance for loan losses and the allocation of the allowance for loan losses for the years ended December 31, 1995 through 1999. The allocation is based on management's grading of the loan portfolio with the remaining portion allocated to the general category, although the entire allowance is available to be used for write-offs in any category.

                  The 1999 provision of $1.40 million compares with $1.17 million in 1998 and $686,000 in 1997, which equals a 19.6% increase in 1999. The 1999 total provision includes a one-time increase of $465,000 charged against income during the third quarter to conform the policies of Black Diamond to those of FNB Southeast. Credit quality continued strong and the level of non-performing loans and charge-offs has remained comparatively low. Net charge-offs decreased in 1999 to a level of $417,000 or 0.11% of average loans outstanding, compared with $703,000 the prior year and net recoveries of $77,000 in 1997. Approximately 59% of the net charge-offs in 1998 were for two commercial loans. At December 31, 1999, the allowance for loan losses as a percentage of year end loans was 1.07%, which represented an increase from 0.95% at December 31, 1998.

                  At December 31, 1999 and 1998, the recorded investment in loans that were considered impaired was approximately $1,747,000 and $1,474,000, respectively. The related allowance for loan losses on these impaired loans was approximately $488,000 and $60,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was approximately $1,611,000 and $1,987,000 respectively. There were no loans on nonaccrual status that were not considered impaired at December 31, 1999.

                  Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, other real estate and other real estate under contract for sale. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses, since most loans are believed to be adequately secured. Management believes the allowance for loan losses is sufficient to absorb known risks in the portfolio. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased losses.

CAPITAL RESOURCES

                  Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in Table 7 on Page 38, in 1999 and 1998 the Company and both Subsidiary Banks maintained capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies. Because of significant growth realized in 1997, the levels fell to "adequately capitalized" by the end of 1997. Capital levels were dramatically increased in 1998 when the Company sold a total of 897,000 additional shares in a public offering during April and May 1998, generating approximately $18.5 million in new capital. The result of this capital infusion was to restore the Company and FNB Southeast to "well capitalized" status at the end of 1998. Effective in March 1999, FNB Southeast converted from a national bank, regulated by the OCC, to a North Carolina bank, regulated by the North Carolina Commissioner of Banks ("Commissioner"). FNB Southeast will continue to be required to meet certain levels of capital.

INTEREST RATE SENSITIVITY AND LIQUIDITY MANAGEMENT

                  A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company's primary earning component, net interest income. This process involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment would have on net interest income. Rate sensitive assets and liabilities have interest rates which are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.

                  The measurement of the Company's interest rate sensitivity, or "gap" is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. Table 8 on page 39 indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 1999 to be 81%. This ratio indicates that net interest income would decline in a rising interest rate environment, since a greater amount of liabilities than assets would reprice more quickly over the one-year period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60% of NOW and MMI accounts, and 20% of savings accounts reprice within one year and the remaining balances reprice after one year. Furthermore, the overall risk to net interest income is further mitigated by the Company's level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 52% of the total loan portfolio has variable rates, and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

                  In addition to the traditional gap analysis, the Company also utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest margin analysis, and asset/liability term and rate analysis. The Company uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Company. This simulation incorporates the dynamics of balance sheet and interest rate changes and reflects the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period. The Company has an established policy to monitor interest rate risk. The policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Company is subject to an acceptable level of interest rate risk.

                  Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturity/calls/sales of investment securities, principal and interest payment on loans, access to borrowed funds or lines of credit, and profits.

                  The Company's primary source of funds has been from increased deposit and sweep account balances. Liquidity is further enhanced by an $88.5 million line of credit with the FHLB of Atlanta collateralized by FHLB of Atlanta stock and qualifying 1-4 family residential mortgage loans. There are unsecured overnight borrowing lines available through several financial institutions. Internal liquidity analysis indicates the Company is well positioned to fund earning assets in the twelve month period analyzed.

                  Interest rate risk management and liquidity management are both a part of the Company's overall asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset and Liability Committee, which is comprised of senior management and members of the Board of Directors. The committee meets on a regular basis to review the asset/liability management activities of the Company and monitor compliance with established policies. A member of the Board of Directors chairs the committee and reports on its activities to the full Board.

YEAR 2000 DISCUSSION

         Over the past two years, the Company has reported on its activities and state of readiness for the century date roll over. The Company has experienced no material or immaterial disruption of business activity related to the century date roll over, or any other dates such as February 29, 2000. In 1999, the Company budgeted $35,000 of Year 2000 expense, and had actual Year 2000 expense of $5,000. These expenditures only reflect the external cost of Year 2000 compliance, and do not include personnel expense based on time devoted to this effort by employees.

NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Based on its operations at December 31, 1999, management does not expect this standard to have a material effect on the Company's financial statements upon adoption.

EFFECTS OF INFLATION

         Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Non-interest expenses, such as salaries and wages, occupancy and equipment cost are also negatively affected by inflation.

RECENT EVENTS

         In February, 2000, the Company sold its entire credit card portfolio of $3.4 million to a third party. The Company received approximately a 3% premium on this sale. The loans were sold without recourse. The Company has entered into an agreement whereby its customers will be issued credit cards branded for either FNB Southeast or Black Diamond through this third party and the Company will receive income based on the level of future transactions generated by these customers. Related to this sale, the Company has entered into an agreement to sell the merchant servicing business related to credit card transactions. Current merchant accounts will be serviced by a third party. The Company expects to have completed the merger of Black Diamond into FNB Southeast in the beginning of the third quarter of 2000.

         On March 15, 2000 the Company filed an application with the Office of the Commission of Banks for the State of North Carolina to merge Black Diamond into FNB Southeast. The effect of the merger, if approved, would be to operate Black Diamond locations as branches of FNB Southeast.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

                  The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is discussed in "Interest Rate Sensitivity and Liquidity Management" on page 30. The Company is not subject to other types of market risk, such as foreign currency exchange rate risk, commodity or equity price risk.

         Table 9 on page 40 presents the Company's financial instruments which are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values at December 31, 1999.

Table 2
Average Balance and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(in thousands, except percentages)

                                                1999                           1998                             1997
                                   ----------------------------    ----------------------------     ----------------------------
                                              Interest  Average               Interest  Average                Interest  Average
                                   Average    Income/   Yield/     Average    Income/   Yield/      Average    Income/   Yield/
                                   Balance(3) Expense   Rate       Balance(3) Expense   Rate        Balance(3) Expense   Rate
                                   ---------  --------  -------    ---------- --------  -------     ---------  --------  -------
Interest earning assets:
Loans, net (2)                     $387,335    $34,339    8.87%     $347,347   $31,826    9.16%     $268,280    $25,665    9.57%
Taxable investment securities       126,666      7,396    5.84%      129,125     7,675    5.94%       63,454      3,737    5.89%
Tax-exempt investment securities      7,041        556    7.90%(1)     7,712       624    8.09%(1)     9,492        767    8.08%(1)
Other securities                      2,787        205    7.36%        1,847       135    7.31%        1,482        154   10.39%
Deposits with FHLB                    1,717         90    5.24%        2,360       125    5.30%          977         54    5.53%
Federal funds sold and retail
   repurchase agreements              5,341        136    2.54%        3,069       223    7.27%        6,181        309    5.00%
                                   --------    -------              --------   -------              --------    -------
   Total earning assets             530,887     42,722    8.05%      491,460    40,608    8.26%      349,866     30,686    8.77%

Non-earning assets:
Cash and due from banks              10,506                           10,053                          13,552
Premises and equipment                9,496                            8,753                           8,065
Other assets                          8,273                            8,666                           6,288
Less: Allowance for loan loss        (3,856)                          (3,441)                         (2,701)
                                   --------                         --------                        --------
   Total assets                    $555,306                         $515,491                        $375,070
                                   ========                         ========                        ========

Interest bearing liabilities:
Savings and time deposits          $418,171     20,191    4.83%     $397,533    20,479    5.15%     $299,327     15,058    5.03%
Federal funds purchased,
   borrowed funds and
   securities sold under
   agreements to repurchase          36,939      1,915    5.18%       28,474     1,539    5.40%       14,270        769    5.39%
                                   --------    -------              --------   -------              --------    -------
   Total interest bearing
      liabilities                   455,110     22,106    4.86%      426,007    22,018    5.17%      313,597     15,827    5.05%

Other liabilities and
   shareholders' equity
Demand deposits                      45,739                           40,433                          29,837
Other liabilities and
   shareholders' equity               4,168                            4,238                           3,503
Shareholders' equity                 50,289                           44,813                          28,133
                                   --------                         --------                        --------
   Total liabilities and
       shareholders' equity        $555,306                         $515,491                        $375,070
                                   ========                         ========                        ========

Net interest income and net yield
   on earning assets  (3) (4)                  $20,616    3.88%                $18,590    3.78%                 $14,859    4.25%
                                               =======    =====                =======    =====                 =======    =====

Interest rate spread (5)                                  3.19%                           3.09%                            3.72%
                                                          =====                           =====                            =====


(1) The fully tax equivalent basis is computed using a federal tax rate of 34%.

(2) The average loan balances include non-accruing loans.

(3) The average balances for all years include market adjustments to fair value for securities and loans available/held for sale, with such adjustments excluded for purposes of computing average yields.

(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5) Earning asset yield minus interest bearing liabilities rate.

Table 3
Volume and Rate Variance Analysis
Fully Taxable Equivalent Basis

(in thousands)

                                                                          Year Ended December 31
                                              -------------------------------------------------------------------------------
                                                              1999                                      1998
                                              -------------------------------------      ------------------------------------
                                              Volume (2)    Rate (2)       Total         Volume (2)    Rate (2)      Total
                                              Variance      Variance       Variance      Variance      Variance      Variance
                                              -----------------------      --------      ----------------------      --------
Interest income:
Loans, net                                     $  3,649      $ (1,136      $  2,513      $  7,576      $ (1,415)     $  6,161
Taxable investment securities                      (149)         (130)         (279)        3,871            67         3,938
Tax-exempt investment securities (1)                (54)          (14)          (68)         (144)            1          (143)
Other earning assets                                 69             1            70            38           (57)          (19)
Federal funds sold and retail
    repurchase agreements                           131          (253)         (122)          (80)           65           (15)
                                               --------      --------      --------      --------      --------      --------
    Total interest income                         3,646        (1,532)        2,114        11,261        (1,339)        9,922
                                               --------      --------      --------      --------      --------      --------

Interest expense:
Savings and time deposits                         1,063        (1,351)         (288)        4,940           481         5,421
Federal funds purchased, borrowed
    funds and securities sold under
    agreements to repurchase                        458           (82)          376           765             5           770
                                               --------      --------      --------      --------      --------      --------
    Total interest expense                        1,521        (1,433)           88         5,705           486         6,191

                                               --------      --------      --------      --------      --------      --------
Increase (decrease) in net interest income     $  2,125      $    (99)     $  2,026      $  5,556      $ (1,825)     $  3,731
                                               ========      ========      ========      ========      ========      ========


(1) The fully tax equivalent basis is computed using a federal tax rate of 34%.

(2) Changes attributable to both volume and rate have been allocated proportionately.

Table 4
Investment Securities

(in thousands, except percentages)

                                 December 31, 1999            December 31, 1998              December 31, 1997
                          ---------------------------- ------------------------------  -----------------------------
                                              Weighted                       Weighted                       Weighted
                          Amortized   Fair     Average  Amortized    Fair    Average   Amortized   Fair     Average
                             Cost    Value      Yield     Cost      Value     Yield      Cost      Value     Yield
                          --------- --------  -------- ---------- ---------  --------  ---------  --------  --------

U. S. Treasury            $    200  $    200     6.70%  $     199  $     207    6.25%    $  4,022  $  4,040    5.83%
U. S. government agency    122,604   118,002     5.78%    143,432    144,213    5.86%      79,222    79,169    6.03%
State and municipal
   obligations(1)            9,989     9,959     7.85%      6,101      6,434    8.00%       7,776     8,127    7.75%
Other debt securities        1,340     1,284     6.34%      1,093      1,108    6.36%         767       773    6.64%
Other equity                 2,573     2,573     7.31%      4,330      4,340    6.89%       3,968     4,000    6.99%
                          --------  --------            ---------  ---------             --------  --------
   Total investment
       securities(1)      $136,706  $132,018     5.97%  $ 155,155  $ 156,302    5.97%    $ 95,755  $ 96,129    6.19%
                          ========  ========            =========  =========             ========  ========


                                                                     December 31, 1999
                             ----------------------------------------------------------------------------------------------------
                                                      After One           After Five
                                   Within              Year to             Years to              After
                                  One Year            Five Years           Ten Years           Ten Years                   Weighted
                              -----------------   -----------------    -------------------   -----------------             Average
                              Amount      Yield   Amount      Yield    Amount        Yield   Amount      Yield    Total    Yield(1)
                              ------      -----   ------      -----    -------       -----   ------      -----    -----    --------

U. S. Treasury                $    -      0.00%   $   200      6.70%   $     -       0.00%   $     -     0.00%   $    200     6.70%
U. S. government agency          105      5.64%    80,218      5.86%    33,364       5.58%     8,917     5.88%    122,604     5.78%
State and municipal
    obligations(1)               652      6.71%     1,041      5.78%     3,012       8.26%     5,284     8.16%      9,989     7.85%
Other debt securities            102      6.99%       449      6.10%       789       6.39%         -     0.00%      1,340     6.34%
                              ------              -------              -------               -------             --------
   Total investment
       securities(1)          $  859      6.61%   $81,908      5.85%   $37,165       5.81%   $14,201     7.96%   $134,133     5.94%
                              ======              =======              =======               =======             ========

(1)  Yields stated on a tax equivalent basis

Table 5
Loan Portfolio Composition

(in thousands, except percentages)

                                                                Year Ended December 31
                             ---------------------------------------------------------------------------------------------------
                                    1999                  1998                1997                1996                 1995
                             -----------------    -----------------    -----------------   -----------------    ----------------

Real Estate:
    Commercial               $ 115,434   27.9%    $  94,798   26.2%    $  60,659   19.0%   $  39,746   17.2%    $  35,719  17.7%
    Residential                130,676   31.6%      120,143   33.2%      120,257   37.7%      99,835   43.3%       97,375  48.2%
    Construction                34,680    8.4%       29,794    8.2%       22,143    6.9%      18,773    8.1%        9,292   4.6%
                             ---------  ------    ---------  ------    ---------  ------   ---------  ------    --------- ------
          Total real estate  $ 280,790   67.9%    $ 244,735   67.6%    $ 203,059   63.6%   $ 158,354   68.7%    $ 142,386  70.5%

Commercial, financial and
    agricultural                58,002   14.0%       49,822   13.8%       57,453   18.0%      28,784   12.5%       22,837  11.3%
                             ---------  ------    ---------  ------    ---------  ------   ---------  ------    --------- ------

Consumer:
    Direct                      32,778    7.9%       32,368    8.9%       31,556    9.9%      25,428   11.0%       24,748  12.3%
    Home equity                 32,836    7.9%       26,723    7.4%       21,425    6.7%      15,109    6.6%       10,806   5.4%
    Revolving                    9,605    2.3%        8,604    2.3%        5,974    1.8%       2,781    1.2%        1,097   0.5%
                             ---------  ------    ---------  ------    ---------- ------   ---------  ------    --------- ------
          Total consumer        75,219   18.1%       67,695   18.6%       58,955   18.4%      43,318   18.8%       36,651  18.2%
                             ---------  ------    ---------  ------    ---------  ------   ---------  ------    --------- ------
Total                        $ 414,011  100.0%    $ 362,252  100.0%    $ 319,467  100.0%   $ 230,456  100.0%    $ 201,874 100.0%
                             =========  ======    =========  ======    =========  ======   =========  =======   ========= ======


                                                                            December 31, 1999
                                          ---------------------------------------------------------------------------------------
                                                                                                       Rate Structure for Loans
                                                                   Maturity                             Maturing Over One Year
                                          --------------------------------------------------------   ----------------------------
                                                           Over One        Over                      Predetermined    Floating or
                                            One Year       Year to         Five                         Interest      Adjustable
                                             or Less      Five Years       Years          Total           Rate           Rate
                                          -----------    -----------    -----------    -----------    -----------    -----------

Commercial, financial and agricultural    $    31,421    $    22,852    $     3,729    $    58,002    $    11,256    $    15,325
Real estate - construction                     20,756         11,933          1,991         34,680          5,075          8,849
Real estate - residential                      29,470         27,638         73,568        130,676         89,575         11,631
Real estate - commercial                       33,114         54,899         27,421        115,434         40,717         41,603
Consumer                                       16,853         23,909         34,457         75,219         24,442         33,924
                                          -----------    -----------    -----------    -----------    -----------    -----------
          Total                           $   131,614    $   141,231    $   141,166    $   414,011    $   171,065    $   111,332
                                          ===========    ===========    ===========    ===========    ===========    ===========


                                                                            December 31, 1999
                                                          ------------------------------------------------------
                                                           1999        1998        1997        1996        1995
                                                          ------      ------      ------      ------      ------

Non-performing assets:
Non-accrual                                               $1,195      $1,474      $2,499      $2,251      $  806
Past due 90 days or more and still accruing interest         117          87          92          68          49
Other real estate                                            534       1,518         308         251         243
Renegotiated troubled debt                                    --          --          --          --          --

Table 6
Summary of Allowance for Loan Losses

(in thousands, except ratios and percentages)

                                                1999          1998           1997          1996           1995
                                               -------       -------       -------        -------       -------

Balance, beginning of period                   $ 3,452       $ 3,185       $ 2,422        $ 2,105       $ 1,828

Charge-offs:
   Commercial                                       --           597            16             --            --
   Real estate - construction                       --            --            --             --            --
   Real estate - mortgage                           --             4            53            292            --
   Consumer                                        512           407           186            162           189
                                               -------       -------       -------        -------       -------
     Total charge-offs                             512         1,008           255            454           189

Recoveries:
   Commercial                                        5            12            10             --             2
   Real estate - construction                       --            --            --             --            --
   Real estate - mortgage                           --            --           233             --            --
   Consumer                                         90            92            89             64            77
                                               -------       -------       -------        -------       -------
     Total recoveries                               95           104           332             64            79

                                               -------       -------       -------        -------       -------
Net charge-offs                                    417           903           (77)           390           110
Provision charged to operation                   1,401         1,171           686            707           387

                                               -------       -------       -------        -------       -------
Balance, end of period                         $ 4,436       $ 3,452       $ 3,185        $ 2,422       $ 2,105
                                               =======       =======       =======        =======       =======
Ratio of net charge-offs to average loans         0.11%         0.26%        (0.03)%         0.18%         0.06%
                                               =======       =======       =======        =======       =======
Ratio of allowance to year-end loans              1.07%         0.95%         1.00%          1.05%         1.04%
                                               =======       =======       =======        =======       =======


Allocation of the Allowance for Loan Losses

                                  1999                 1998                 1997                1996                 1995
                          -------------------- ------------------- -------------------- -------------------- --------------------
                                 Percent of          Percent of           Percent of           Percent of           Percent of
                                 Loans in Each       Loans in Each        Loans in Each        Loans in Each        Loans in Each
                                 Category to         Category to          Category to          Category to          Category to
                          $      Total Loans   $     Total Loans   $      Total Loans   $      Total Loans   $      Total Loans
                          -------------------- ------------------- -------------------- -------------------- --------------------

Balance at end of period
 applicable to:
   Commercial              2,087       14%      1,549      14%      1,291     18%       1,011      13%         681       11%
   Real estate -
     construction             50        8%          4       8%          8      7%          49       8%          49        5%
   Real estate - mortgage    868       60%        330      59%        514     57%         442      60%         421       66%
   Consumer                1,276       18%      1,320      19%        515     18%         657      19%         587       18%
   General                   155        0%        249       0%        857      0%         263       0%         367        0%
                           -----    -----       -----   -----       -----  -----        -----   -----        -----    -----
Total allocation           4,436      100%      3,452     100%      3,185    100%       2,422     100%       2,105      100%
                           =====    =====       =====   =====       =====  =====        =====   =====        =====    =====

Table 7
Regulatory Capital

(in thousands, except percentages)

                                                                   Year ended December 31
                                               ------------------------------------------------------------------
                                                       1999                   1998                     1997
                                               ------------------     -------------------      ------------------

Total capital to risk weighted assets
     Consolidated                              $  57,327    14.3%     $  55,769     16.3%      $  32,623     9.9%
     FNB Southeast                                45,796    14.6         44,739     15.8          23,248     9.6
     Black Diamond                                10,490    11.9          9,841     12.6           8,685    12.9

Tier 1 capital to risk weighted assets
     Consolidated                                 52,891    13.2         52,350     15.3          29,461     8.9
     FNB Southeast                                42,652    13.6         42,133     14.9          20,917     8.6
     Black Diamond                                 9,198    10.5          9,028     11.6           7,854     6.5

Tier 1 capital to average assets
     Consolidated                                 52,891     9.3         52,350     10.3          29,461     7.0
     FNB Southeast                                42,652     9.8         42,133     10.1          20,917     6.8
     Black Diamond                                 9,198     6.6          9,028      7.3           7,854     6.5

Table 8
Interest Sensitivity Analysis


(in thousands, except ratios)                                               December 31, 1999
                                           -----------------------------------------------------------------------------------------
                                                                                            Total          Total
                                                                                          Sensitive      Sensitive
                                              1 - 90         91 - 180      181 - 365        Within          Over
                                                Day            Day            Day            One            One
                                             Sensitive      Sensitive      Sensitive         Year           Year         Total
                                             ---------      ---------      ---------      ---------       --------      --------

Interest earning assets:
Loans, net of non-accruals                    $178,976      $ 30,122       $ 28,437       $ 237,535       $175,281      $412,816
Taxable investment securities                      120           347            779           1,246        122,898       124,144
Tax exempt investment securities                    --           200            451             651          9,338         9,989
Other investment securities                      2,573            --             --           2,573             --         2,573
Due from FHLB                                      760            --             --             760             --           760
                                              --------      --------       --------       ---------       --------      --------
      Total interest earning assets            182,429        30,669         29,667         242,765        307,517       550,282
                                              --------      --------       --------       ---------       --------      --------

Interest bearing liabilities:
Savings/NOW/MMI                               $ 47,829      $     --       $     --       $  47,829       $ 44,896      $ 92,725
Other time deposits                             80,260        63,162         64,639         208,061        135,541       343,602
Overnight borrowings                            15,599            --             --          15,599             --        15,599
Other borrowings                                15,000         5,000          6,500          26,500          5,000        31,500
                                              --------      --------       --------       ---------       --------      --------
      Total interest bearing liabilities       158,688        68,162         71,139         297,989        185,437       483,426
                                              --------      --------       --------       ---------       --------      --------

Interest sensitivity gap                      $ 23,741      $(37,493)      $(41,472)      $ (55,224)      $122,080      $ 66,856
                                              ========      ========       ========       =========       ========      ========

Ratio of interest sensitive assets to
      interest sensitive liabilities              1.15          0.45           0.42            0.81           1.66          1.14

Table 9
Market Risk of Financial Instruments

(in thousands, except percentages)

                                            Contractual Maturities at December 31, 1999
                                -------------------------------------------------------------------------------   Average  Estimated
                                                                                             Over                Interest     Fair
                                 2000        2001        2002        2003        2004     Five Years     Total     Rate      Value
                               --------    --------    --------    --------    --------    --------    --------    ----     --------

Financial assets:
    Debt securities            $    859    $  4,418    $  4,159    $ 38,437    $ 34,405    $ 51,855    $134,133    6.24%    $129,445
    Loans:
      Fixed rate                 37,049      17,359      12,270      29,908      19,165      84,608     200,359    8.53%     193,751
      Variable rate              94,263      21,798      14,273      16,401      10,711      56,206     213,652    8.92%     214,104
                               --------    --------    --------    --------    --------    --------    --------             --------
    Total financial assets     $132,171    $ 43,575    $ 30,702    $ 84,746    $ 64,281    $192,669    $548,144    8.12%    $537,300
                               ========    ========    ========    ========    ========    ========    ========             ========

Financial liabilities:
    NOW                        $ 26,134    $     --    $     --    $     --    $     --    $     --    $ 26,134    0.82%    $ 26,134
    MMI                          47,077          --          --          --          --          --      47,077    4.27%      47,077
    Savings                      19,514          --          --          --          --          --      19,514    1.78%      19,514
    Time deposits               218,372      74,433      23,351      10,058      16,476         912     343,602    5.54%     343,353
    Borrowings                   11,500          --      10,000       5,000       5,000          --      31,500    5.93%      31,423
    Federal funds purchased
      and retail repurchase      15,599          --          --          --          --          --          --    4.68%      15,599
                               --------    --------    --------    --------    --------    --------    --------             --------
    Total financial
      liabilities              $338,196    $ 74,433    $ 33,351    $ 15,058    $ 21,476    $    912    $483,426    5.01%    $483,100
                               ========    ========    ========    ========    ========    ========    ========             ========

Table 10
Quarterly Financial Data

(in thousands except per share data)

                                                         1999                                       1998
                                       ----------------------------------------    -----------------------------------------
                                       4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
                                       -------    -------    -------    -------    -------    -------    -------    -------

Interest income                        $11,211    $10,905    $10,353    $10,064    $10,403    $10,521    $10,291    $ 9,181
Interest expense                         5,795      5,633      5,378      5,300      5,636      5,814      5,541      5,027
                                       -------    -------    -------    -------    -------    -------    -------    -------
Net interest income                      5,416      5,272      4,975      4,764      4,767      4,707      4,750      4,154
Provision for loan losses                  283        705        184        229        205        341        348        277
                                       -------    -------    -------    -------    -------    -------    -------    -------
Net interest income after provision
    for loan losses                      5,133      4,567      4,791      4,535      4,562      4,366      4,402      3,877
                                       -------    -------    -------    -------    -------    -------    -------    -------
Other income                               915        687        661        714      1,094        803        618        570
                                       -------    -------    -------    -------    -------    -------    -------    -------
Other expenses                           3,673      4,276      3,704      3,540      3,561      3,280      3,144      2,887
                                       -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes               2,375        978      1,748      1,709      2,095      1,889      1,876      1,560
Income taxes                               808        638        566        550        668        597        625        508
                                       -------    -------    -------    -------    -------    -------    -------    -------
Net income                             $ 1,567    $   340    $ 1,182    $ 1,159    $ 1,427    $ 1,292    $ 1,251    $ 1,052
                                       =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share:
    Basic                              $  0.35    $  0.08    $  0.26    $  0.26    $  0.32    $  0.29    $  0.29    $  0.29
    Diluted                            $  0.35    $  0.07    $  0.26    $  0.25    $  0.30    $  0.27    $  0.28    $  0.28

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       Report of Independent Accountants


The Board of Directors
FNB Financial Services Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of FNB Financial Services Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

We also audited the combination of the accompanying consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows of FNB Financial Services Corporation and subsidiaries for the year ended December 31, 1997, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 to the consolidated financial statements. The separate financial statements of FNB Financial Services Corporation and Black Diamond Savings Bank, FSB for the year ended December 31, 1997 were audited by other auditors whose reports dated February 10, 1998 and January 22, 1999, respectively, expressed unqualified opinions on those separate financial statements.




PRICEWATERHOUSECOOPERS LLP

February 4, 2000
Raleigh, North Carolina

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FNB Financial Services Corporation
   and Subsidiary
Reidsville, North Carolina

We have audited the consolidated statements of income, changes in shareholders' equity, and cash flows of FNB Financial Services Corporation and Subsidiary for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of FNB Financial Services Corporation and Subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          CHERRY, BEKAERT & HOLLAND, L.L.P.
Reidsville, North Carolina
February 10, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Black Diamond Savings Bank, FSB
Norton, Virginia

We have audited accompanying statements of income and comprehensive income, shareholders' equity, and cash flows of Black Diamond Savings Bank, FSB for the year ended December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Black Diamond Savings Bank for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/McGladrey & Pullen, LLP
Charlotte, North Carolina
January 22, 1999

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998
(in thousands, except share data)

                                                                                        1999              1998
                                                                                      ---------         --------

ASSETS
Cash and due from banks ......................................................        $  24,391         $ 15,728
Investment securities:
     Available for sale ......................................................          129,445          154,327
     Federal Home Loan Bank and Federal Reserve Bank Stock ...................            2,573            1,975
Loans, net of allowance for credit losses of $4,436 in 1999 and $3,452 in 1998          408,821          358,225
Loans held for sale ..........................................................              754              575
Property and equipment, net ..................................................            9,807            9,304
Accrued income and other assets ..............................................           12,628            9,612
                                                                                      ---------         --------
          Total assets .......................................................        $ 588,419         $549,746
                                                                                      =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .....................................................        $  47,915         $ 44,947
     Interest-bearing ........................................................          436,327          414,648
                                                                                      ---------         --------
          Total deposits .....................................................          484,242          459,595
Federal funds purchased and retail repurchase agreements .....................           15,599           13,932
Other borrowings .............................................................           31,500           17,500
Accrued expenses and other liabilities .......................................            6,348            5,088
                                                                                      ---------         --------
          Total liabilities ..................................................          537,689          496,115
                                                                                      ---------         --------
Shareholders' equity
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued ...               --               --
Common stock, $1.00 par value;
     Authorized - 40,000,000 shares; Outstanding -
     4,478,545 in 1999 and 4,542,961 in 1998 .................................            4,479            4,544
Paid-in capital ..............................................................           25,653           27,140
Retained earnings ............................................................           23,458           21,247
Accumulated other comprehensive income (loss) ................................           (2,860)             700
                                                                                      ---------         --------

          Total shareholders' equity .........................................           50,730           53,631
                                                                                      ---------         --------
          Total liabilities and shareholders' equity .........................        $ 588,419         $549,746
                                                                                      =========         ========

See notes to consolidated financial statements

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 1999, 1998 and 1997
(in thousands, except per share data)

                                                               1999             1998           1997
                                                             --------         -------        -------
Interest income
     Loans ..........................................        $ 34,339         $31,826        $25,665
     Federal funds sold .............................             226             348            363
     Investment securities
          Taxable ...................................           7,396           7,675          3,737
          Tax exempt ................................             367             412            506
     Other ..........................................             205             135            154
                                                             --------         -------        -------
               Total interest income ................          42,533          40,396         30,425
                                                             --------         -------        -------
Interest expense
     Deposits .......................................          20,191          20,479         15,058
     Federal funds purchased and other borrowings ...           1,915           1,539            769
                                                             --------         -------        -------
               Total interest expense ...............          22,106          22,018         15,827
                                                             --------         -------        -------
Net interest income .................................          20,427          18,378         14,598
Provision for credit losses .........................           1,401           1,171            686
                                                             --------         -------        -------
Net interest income after provision for credit losses          19,026          17,207         13,912
                                                             --------         -------        -------
Other income
     Service charges on deposit accounts ............           1,793           1,433          1,162
     Other service charges and fees .................             371             469            654
     Bankcard fees ..................................             521             427            213
     Net gain on sales of loans .....................             174             334             79
     Net gain on securities available for sale ......             118             422             38
                                                             --------         -------        -------
               Total other operating income .........           2,977           3,085          2,146
                                                             --------         -------        -------
Other expenses
     Salaries and employee benefits .................           8,174           7,374          6,131
     Occupancy expense ..............................             771             696            614
     Furniture and equipment expense ................           1,280             946            722
     Insurance expense, including FDIC assessment ...             108             139             89
     Marketing expense ..............................             352             338            326
     Printing and supply expense ....................             346             317            361
     Bankcard processing ............................             412             402            185
     Merger related costs ...........................             675              --             --
     Other expenses .................................           3,075           2,660          2,431
                                                             --------         -------        -------
               Total other expenses .................          15,193          12,872         10,859
                                                             --------         -------        -------
Income before income taxes ..........................           6,810           7,420          5,199
Income tax expense ..................................           2,562           2,398          1,685
                                                             --------         -------        -------
Net income ..........................................           4,248           5,022          3,514
Other comprehensive income (loss) ...................          (3,560)            472            165
                                                             --------         -------        -------
Comprehensive income ................................        $    688         $ 5,494        $ 3,679
                                                             ========         =======        =======
Net income per share, basic .........................        $   0.95         $  1.19        $  0.98
                                                             ========         =======        =======
Net income per share, diluted .......................        $   0.93         $  1.13        $  0.93
                                                             ========         =======        =======

See notes to consolidated financial statements

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 1999, 1998, and 1997
(in thousands)

                                                                     1999            1998              1997
                                                                   --------         --------         --------
Common stock
     Balance at beginning of year .........................        $  4,544         $  3,506         $  2,395
     Stock split effected in the form of a stock dividend .              --              101               --
     Stock repurchase .....................................            (119)              --               --
     Stock issuance .......................................              --              897            1,082
     Dividend reinvestment plan ...........................              23               13                6
     Exercise of stock options ............................              17               20               11
     Employee 401(k) plan .................................              14                6               12
     Employee stock awards ................................              --                1               --
                                                                   --------         --------         --------
     Balance at end of year ...............................           4,479            4,544            3,506
                                                                   --------         --------         --------

Paid-in capital
     Balance at beginning of year .........................          27,140            7,840            7,280
     Stock split effected in the form of a stock dividend .              --            1,228               --
     Stock issuance .......................................              --           17,546               --
     Stock repurchase .....................................          (1,965)              --               --
     Dividend reinvestment plan ...........................             224              266              157
     Exercise of stock options ............................              79               52               92
     Employee 401(k) plan .................................             175              202              308
     Employee stock awards ................................              --                6                3
                                                                   --------         --------         --------
     Balance at end of year ...............................          25,653           27,140            7,840
                                                                   --------         --------         --------

Retained earnings
     Balance at beginning of year .........................          21,247           18,830           17,371
     Net income ...........................................           4,248            5,022            3,514
     Cash paid for fractional shares ......................              --               --              (14)
     Cash dividends paid ($0.46 per share in 1999, $0.30 in
          1998, and $0.27 in 1997) ........................          (2,037)          (1,275)            (959)
     Stock split effect in the form of a stock dividend ...              --           (1,330)          (1,082)
                                                                   --------         --------         --------
     Balance at end of year ...............................          23,458           21,247           18,830
                                                                   --------         --------         --------
Accumulated other comprehensive income
     Balance at beginning of year .........................             700              228               63
     Other comprehensive income (loss) ....................          (3,560)             472              165
                                                                   --------         --------         --------
     Balance at end of year ...............................          (2,860)             700              228
                                                                   ========         ========         ========
               Total shareholders' equity .................        $ 50,730         $ 53,631         $ 30,404
                                                                   ========         ========         ========

See notes to consolidated financial statements

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 1999, 1998, and 1997
(in thousands)

                                                                                  1999             1998              1997
                                                                                --------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received ......................................................        $ 42,215         $  37,903         $  28,379
Fees and commission received ...........................................           3,807             3,230             2,474
Interest paid ..........................................................         (22,208)          (21,846)          (15,249)
Noninterest expense paid ...............................................         (14,614)          (11,744)           (9,138)
Income taxes paid ......................................................          (2,862)           (2,472)           (1,850)
Proceeds from mortgage loans ...........................................           3,831            15,062            17,134
                                                                                --------         ---------         ---------
          Net cash provided by operating activities ....................          10,169            20,133            21,750
                                                                                --------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale ...................          61,611            94,915            56,581
Proceeds from maturities of securities available for sale ..............          19,245            20,110            22,010
Purchase of securities .................................................         (62,691)         (173,876)         (104,302)
Capital expenditures ...................................................          (1,481)           (1,736)           (2,374)
Sales of assets ........................................................              --                --               269
(Increase) decrease in other real estate owned .........................           1,110            (1,333)              (39)
Net increase in loans ..................................................         (56,025)          (55,669)         (106,501)
                                                                                --------         ---------         ---------
          Net cash used in investing activities ........................         (38,231)         (117,589)         (134,356)
                                                                                --------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings and interest checking accounts .........           8,214            32,179            13,869
Net increase in time deposits ..........................................          16,433            44,173            85,366
Net increase in other borrowings .......................................          14,000             2,500            15,000
Net increase in federal funds purchased and retail repurchase agreements           1,667            (1,512)            5,070
Purchase of fractional shares ..........................................              --                --               (14)
Proceeds from issuance of common stock .................................             532                --              (959)
Repurchase of Common Stock .............................................          (2,084)               --                --
Dividends paid .........................................................          (2,037)           (1,275)             (959)
                                                                                --------         ---------         ---------
          Net cash provided by financing activities ....................          36,725            95,073           118,920
                                                                                --------         ---------         ---------
Net increase (decrease) in cash and cash equivalents ...................           8,663            (2,383)            6,314
Cash and cash equivalents, beginning of year ...........................          15,728            18,111            11,797
                                                                                ========         =========         =========
Cash and cash equivalents, end of year .................................        $ 24,391         $  15,728         $  18,111
                                                                                ========         =========         =========
Supplemental disclosure of non-cash transactions
Non-cash transfers from loans to other real estate .....................        $    192         $   1,975         $     436
                                                                                ========         =========         =========
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income .............................................................        $  4,248         $   5,022         $   3,514
     Adjustments to reconcile net income to net cash provided
          by operating activities
     Provision for credit losses .......................................           1,401             1,171               686
     Depreciation ......................................................             978               790               579
     Accretion and amortization ........................................             494               394               274
     (Gain) loss on sale of securities available for sale ..............            (118)             (422)              (38)
     (Gain) loss on sale of mortgage loans .............................            (174)             (334)              (79)
     Proceeds from mortgage loans ......................................           3,831            15,062            17,134
     (Gain) loss on other assets .......................................              66                 6                31
     Deferred tax benefit ..............................................            (458)              (94)             (462)
     Increase in accrued income and other assets .......................          (1,359)           (2,162)             (914)
     Increase in accrued expenses and other liabilities ................           1,260               700             1,025
                                                                                --------         ---------         ---------
          Net cash provided by operating activities ....................        $ 10,169         $  20,133         $  21,750
                                                                                ========         =========         =========

See notes to consolidated financial statements

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

         The accompanying consolidated financial statements include the accounts of FNB Financial Services Corporation (the "Company") and its wholly-owned subsidiaries FNB Southeast and Black Diamond Savings Bank (the "Subsidiary Banks"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of operations

         FNB Southeast provides a variety of financial services to individual and corporate customers through its ten full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Bank's customers are located in Rockingham, Guilford, and New Hanover Counties. FNB Southeast's primary deposit products are interest-bearing checking accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

         Black Diamond Savings Bank provides a variety of financial services to individual and corporate customers through its five full-service branches in Norton, Harrisonburg, Richlands, and Pennington Gap, Virginia. A majority of the Bank's customers are located in Wise, Tazewell, Russell, Lee, Rockingham, and Augusta Counties. Black Diamond's primary deposit products are interest-bearing checking accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

     Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. A majority of the Subsidiary Banks' loan portfolio consists of loans in the areas cited above. The local economies of these areas depend heavily on the industrial, agricultural, and service sectors. Accordingly, the ultimate collectibility of a large portion of the Subsidiary Banks' loan portfolio would be affected by changes in local economic conditions.

     Cash and cash equivalents

         For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Investment securities

         The Company classifies its investment securities at the time of purchase into three categories as follows:

         -        held-to-maturity - reported at amortized cost,

         - trading - reported at fair value with unrealized gains and losses included in earnings, or

         - available-for-sale - reported at fair value with unrealized gains and losses reported in other comprehensive income.

         Other securities, which are carried at cost, include stock in the Federal Reserve Bank and the Federal Home Loan Bank of Atlanta ("FHLB").

         Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using the level yield method.

Loans

         Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

         Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

     Loan origination fees and costs

         Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

     Allowance for credit losses

         The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based upon reviews of individual credits, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant risk factors. Losses are charged and recoveries are credited to the allowance for credit losses at the time the loss or recovery is incurred.

         While management uses the best available information to evaluate the adequacy of the allowance for credit losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Subsidiary Banks' allowance for credit losses on loans and foreclosed real estate. Such agencies may require the Subsidiary Banks to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Other real estate

         Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value, less estimated costs to sell, which becomes the property's new basis. At the date of acquisition, losses are charged to the allowance for loan losses. Subsequent write downs are charged to expense in the period they are incurred.

     Property and equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets.

         Expenditures for maintenance and repairs are charged to operations, and the expenditures for major replacements and betterments are added to the property and equipment accounts. The cost and accumulated depreciation of the property and equipment retired or sold are eliminated from the property accounts at the time of retirement or sale and the resulting gain or loss is reflected in current operations.

     Income taxes

         Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities and non-deductible expenses) and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Net income per share

         At December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to issuance of dilutive potential common shares by the weighted average number of shares of common stock outstanding during each year plus the number of dilutive potential common shares.

     Sales of mortgage loans

         On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement superseded SFAS No. 122 and requires that mortgage servicing assets be amortized in proportion to and over the period of estimated net servicing income, and the assessment for asset impairment be based upon the servicing rights' fair value. The adoption of the statement had an immaterial effect on the financial statements of the Company.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Off balance sheet financial instruments

         In the ordinary course of business the Subsidiary Banks enter into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     Segment Information

         During the year ended December 31, 1998, the Subsidiary Banks adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. It also requires that the public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

         Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina; Norton, Harrisonburg, Richlands, and Pennington Gap, Virginia; and surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, versus the individual branches or products.

New accounting pronouncements

         In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Based on its operations at December 31, 1999, management does not expect this standard to have a material effect on the Company's financial statements.

Reclassification

         Certain items for 1997 and 1998 have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 2 - MERGERS AND ACQUISITIONS

         On August 31, 1999, the Company completed the acquisition of Black Diamond Savings Bank, FSB ("Black Diamond") through the issuance of 1.3333 shares of the Company's common stock for each share of Black Diamond's outstanding common stock, or 1,113,397 shares. The merger was accounted for as a pooling of interests.

         Separate results of the pooled entities for the years ended December 31, 1998 and 1997 are as follows:

                                     Company (1)    Black Diamond    Combined
                                     -----------    -------------    --------
        1998:                                      (In thousands)
             Total income ......        $32,929        $10,552        $43,481
             Net interest income         14,558          3,820         18,378
             Net income ........          3,847          1,175          5,022

        1997:
             Total income ......         22,371         10,200         32,571
             Net interest income         10,961          3,637         14,598
             Net income ........          2,477          1,037          3,514

(1) Prior to Black Diamond merger

Black Diamond, prior to the merger with the Company, reported total income of $7,134,000, net interest income of $2,584,000, and net income of $753,000 for the eight months ended August 31, 1999.

NOTE 3 - RESTRICTION ON CASH AND DUE FROM BANKS

         The Subsidiary Banks maintain average reserve balances with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 1999 and 1998 were $688,000 and $373,000, respectively.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 4 - INVESTMENT SECURITIES

         Investment securities at December 31, consist of the following:

                                                               Gross           Gross          Estimated
                                              Amortized      Unrealized      Unrealized         Fair
                                                Cost           Gains           Losses           Value
                                              --------        --------        --------        --------
1999                                                               (In thousands)
Available for sale:
     U.S. Treasury ...................        $    200        $     --        $     --        $    200
     U.S. government agency securities         111,543              --           4,238         107,305
     Mortgage backed securities ......          11,061               1             365          10,697
     State and municipal obligations .           9,989              62              92           9,959
     Other ...........................           1,340              --              56           1,284
                                              --------        --------        --------        --------
     Total available for sale ........         134,133              63           4,751         129,445
Federal Home Loan Bank and Federal
     Reserve Bank stock ..............           2,573              --              --           2,573
                                              --------        --------        --------        --------
          Total investment securities         $136,706        $     63        $  4,751        $132,018
                                              ========        ========        ========        ========
1998
Available for sale:
     U.S. Treasury ...................        $    199        $      8        $     --        $    207
     U.S. government agency securities         130,543             860              36         131,367
     Mortgage backed securities ......          15,244               6              38          15,212
     State and municipal obligations .           6,101             332              --           6,433
     Other ...........................           1,093              15              --           1,108
                                              --------        --------        --------        --------
     Total available for sale ........         153,180           1,221              74         154,327
Federal Home Loan Bank and Federal
     Reserve Bank stock ..............           1,975              --              --           1,975
                                              --------        --------        --------        --------
          Total investment securities         $155,155        $  1,221        $     74        $156,302
                                              ========        ========        ========        ========

         The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Securities available for sale
                                               -----------------------------
                                                Amortized        Estimated
                                                   Cost         Fair Value
                                                --------        ----------
                                                     (In thousands)
Due in one year or less ................        $    859        $    856
Due after one through five years .......          81,908          79,336
Due after five through ten years .......          37,165          35,430
Due after ten years ....................          14,201          13,823
                                                --------        --------
     Total securities available for sale        $134,133        $129,445
                                                ========        ========

         Proceeds from the sale of investment securities available for sale, gross realized gains and gross realized losses were as follows:

                                           Year ended December 31
                               -----------------------------------------------
                                   1999             1998             1997
                               -------------    --------------    ------------
                                               (In thousands)
Proceeds from sales..........     $ 60,805         $ 79,075        $ 60,094
Gross realized gains.........          178              424             231
Gross realized losses........           60                2             193

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         At December 31, 1999, and 1998, investment securities with a carrying value of approximately $44,211,000 and $28,363,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

NOTE 5 - LOANS

         Major classifications of loans at December 31, are as follows:


                                                        1999            1998
                                                      --------        --------
                                                           (In thousands)
        Commercial, financial and agricultural        $ 58,002        $ 49,822
        Consumer .............................          75,219          67,695
        Real estate:
             Residential mortgage ............         130,676         120,143
             Commercial mortgage .............         115,434          94,798
             Construction ....................          34,680          29,794
                                                      --------        --------
                       Total loans ...........        $414,011        $362,252
                                                      ========        ========

         A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while collateral dependent loans are measured for impairment based on the fair value of the collateral.

         The Company uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flow, operating income or loss, etc.

         At December 31, 1999 and 1998, the recorded investment in loans that were considered impaired was approximately $1,747,000 and $1,474,000, respectively. The related allowance for loan losses on these impaired loans was approximately $488,000 and $60,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 1999 and 1998 was approximately $1,611,000 and $1,987,000, respectively. There were no loans on nonaccrual status that were not considered impaired at December 31, 1999.

         Mortgage loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at December 31, 1999 and 1998 were $24,385,000 and $23,770,000, respectively. Mortgage loans serviced for other investors at December 31, 1999 and 1998 were $2,551,000 and $2,831,000, respectively.

         Certain 1-4 family residential mortgage loans are pledged as collateral under a blanket floating lien to secure a portion of the Subsidiary Banks' borrowings (see Note 9).

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for the three years ended December 31 were as follows:

                                      1999           1998            1997
                                    -------         -------         -------
                                                (In thousands)
Balance at beginning of year        $ 3,452         $ 3,185         $ 2,422
Provision for credit losses           1,401           1,171             686
Recoveries .................             95             104             332
Losses charged off .........           (512)         (1,008)           (255)
                                    -------         -------         -------
Balance at end of year .....        $ 4,436         $ 3,452         $ 3,185
                                    =======         =======         =======

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                1999           1998
                                                              -------        -------
                                                                   (In thousands)

        Land .........................................        $ 2,784        $ 2,335
        Building and leasehold improvements ..........          6,188          6,332
        Equipment ....................................          7,067          6,467
        Construction in progress .....................            335             28
                                                              -------        -------
        Property and equipment .......................         16,374         15,162
        Less accumulated depreciation and amortization          6,567          5,858
                                                              -------        -------
             Total property and equipment, net .......        $ 9,807        $ 9,304
                                                              =======        =======

NOTE 8 - DEPOSITS

         The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $131,413,000 and $113,039,000 in 1999 and 1998, respectively.

         At December 31, 1999 the scheduled maturities of time deposits are as follows:

                    Year ending December 31,          Amount
                    ------------------------      --------------
                                                  (In thousands)
                    2000 ...................        $218,372
                    2001 ...................          74,433
                    2002 ...................          23,351
                    2003 ...................          10,058
                    2004 ...................          16,476
                    Thereafter .............             912
                                                    --------
                         Total time deposits        $343,602
                                                    ========

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 9 - FEDERAL FUNDS PURCHASED, RETAIL REPURCHASE AGREEMENTS AND OTHER BORROWINGS

         The following is a schedule of federal funds purchased, securities sold under repurchase agreements and FHLB borrowings:

                                               Balance          Interest                                       Maximum
                                                as of             Rate                           Average      Outstanding
                                              December            as of        Average           Interest       at Any
                                                 31            December 31     Balance             Rate        Month-end
                                              --------         -----------     -------           --------     -----------
                                                                (In thousands, except percentages)
1999
Federal funds purchased and securities
     sold under agreements to repurchase       $15,599             5.08%       $12,706             4.68%       $21,406
FHLB borrowings.........................        31,500             5.86%        22,278             5.93%        31,500
                                               -------                         -------                         -------
          Total.........................       $47,099                         $34,984                         $52,906
                                               =======                         =======                         =======

1998
Federal funds purchased and securities
     sold under agreements to repurchase       $13,932             4.21%       $13,008             4.92%       $17,366
FHLB borrowings.........................        17,500             5.51%        15,460             4.74%        17,500
                                               -------                         -------                         -------
          Total.........................       $31,432                         $28,468                         $34,866
                                               =======                         =======                         =======

         At December 31, 1999 the Subsidiary Banks had a $88.5 million line of credit with the FHLB under which $31.5 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1-4 family residential mortgage loans. The outstanding amounts consist of $11.5 million maturing in 2000, $10 million maturing in 2002, $5 million maturing in 2003, and $5 million maturing in 2004. The borrowing maturing in 2002 had a one-time call feature in 1999 whereby if called the interest rate converted to a floating rate based on the three month LIBOR. The borrowing maturing in 2003 has an identical call feature in 2000.

         Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Subsidiary Banks. Securities sold under agreement to repurchase represent short-term borrowings by the Subsidiary Banks, with overnight maturities collateralized by securities of the United State government or its agencies.

NOTE 10 - INCOME TAXES

         The components of income tax expense for the years ended December 31, are as follows:

                                                         1999           1998             1997
                                                       -------         -------         -------
                                                                    (In thousands)
        Current tax expense
             Federal ..........................        $ 2,928         $ 2,452         $ 1,998
             State ............................             92              40             149
                                                       -------         -------         -------
                       Total current ..........          3,020           2,492           2,147
                                                       -------         -------         -------
        Deferred tax expense (benefit)
             Federal ..........................           (399)            (94)           (381)
             State ............................            (59)             --             (81)
                                                       -------         -------         -------
                       Total deferred .........           (458)            (94)           (462)
                                                       -------         -------         -------
                       Total income tax expense        $ 2,562         $ 2,398         $ 1,685
                                                       =======         =======         =======

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

                                                                       1999          1998          1997
                                                                      ------        ------        ------
                                                                                (In thousands)
        Deferred tax assets:
          Allowance for credit losses ........................        $1,115        $  834        $1,069
          Net unrealized loss on securities available for sale         1,828            --            --
          Non-qualified deferred compensation plans ..........         1,016           925           621
          Other ..............................................            81            57            52
                                                                      ------        ------        ------
                       Total .................................         4,040         1,816         1,742
        Deferred tax liabilities:
          Depreciable basis of property and equipment ........           396           399           333
          Net unrealized gain on securities available for sale            --           447           146
          Deferred loan fees .................................           245           217           171
          Other ..............................................            83           125           256
                                                                      ------        ------        ------
                       Total .................................           724         1,188           906
                                                                      ------        ------        ------
        Net deferred tax assets ..............................        $3,316        $  628        $  836
                                                                      ======        ======        ======


         The provision for income taxes is less than that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                1999             1998            1997
                                                               -------         -------         -------
                                                                            (In thousands)
        Tax based on statutory rates ..................        $ 2,315         $ 2,523         $ 1,768
        Increase (decrease) resulting from:
             Effect of tax-exempt income ..............           (136)            (98)           (106)
             State income taxes, net of federal benefit             22             (37)            114
             Disallowed merger cost ...................            230              --              --
             Other, net ...............................            131              10             (91)
                                                               -------         -------         -------
             Total provision for income taxes .........        $ 2,562         $ 2,398         $ 1,685
                                                               =======         =======         =======

NOTE 11 - LEASE COMMITMENTS

         The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 1999 are as follows:

         Year Ending December 31               Amount
         -----------------------           --------------
                                           (In thousands)
         2000 .......................        $  257
         2001 .......................           256
         2002 .......................           246
         2003 .......................           250
         2004 .......................           240
         Thereafter .................         1,023
                                             ------
              Total lease commitments        $2,272
                                             ======

         Rental expense was $271,000 in 1999, $206,000 in 1998, and $131,000 in
1997.

NOTE 12 - RELATED PARTY TRANSACTIONS

         The Subsidiary Banks had loans outstanding to principal officers and directors and their affiliated companies of approximately $4,451,000 and $3,723,000 at December 31, 1999 and 1998, respectively. During 1999, additions to such loans were $1,995,000 and repayments were $1,267,000. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 13 - SHAREHOLDERS' EQUITY

         Stock Splits

         In April and September, 1997, the Company paid a four-for-three split of the common stock in the form of a 33 1/3% stock dividend. In March, 1996, the Company paid a five-for-four split of the common stock in the form of a 25% stock dividend. All per share data in the financial statements has been adjusted to reflect these three splits.

         Stock grants

         The Company did not issue stock grants during 1999. During 1998 and 1997, stock grants to employees were 95 and 75 common shares, respectively.

         Stock option plans

         In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFA No. 123, the Company has elected to continue using the measurement prescribed in Accounting Principles Board ("APB") Opinion No. 25, and accordingly, SFAS No. 123 has no effect on the Company's financial position or results of operations.

         The Company has issued stock under both incentive and non-qualified stock options.

         The following is a summary of stock option activity and related information for the years ended December 31:

                                           1999                     1998                    1997
                                  ----------------------   ----------------------   ----------------------
                                               Weighted                 Weighted                 Weighted
                                               Average                  Average                  Average
                                               Exercise                 Exercise                 Exercise
                                  Options        Price     Options        Price     Options        Price
                                  -------      ---------   -------      ---------   -------      ---------

Outstanding -
    Beginning of year ......      633,215      $   14.55   574,766      $   12.55   384,864      $   10.66
    Granted ................      206,850          13.38    95,100          24.87   212,178          15.55
     Exercised .............      (27,220)          9.44   (26,378)          8.39   (13,001)          7.99
     Forfeited .............      (14,184)         15.40   (10,273)         12.04    (9,275)         12.03
                                  -------                  -------                  -------
Outstanding - End of year ..      798,661      $   14.33   633,215      $   14.55   574,766      $   12.55
                                  =======                  =======                  =======

Exercisable - End of year ..      422,006      $   12.56   340,339      $   10.97   277,226      $    9.54
Weighted average fair value
     of options granted
     during the year .......      $  4.05                  $  7.09                  $  5.67

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following is a summary of information on outstanding and exercisable options at December 31, 1999:

                                Options Outstanding                                          Options Exercisable
------------------------------------------------------------------------------------    -------------------------------
                                           Weighted Average                                                Weighted
     Range of              Number              Remaining          Weighted Average         Number           Average
  Exercise Prices        Outstanding       Contractual Life        Exercise Price       Exercisable        Exercise
                                                (Years)                                                      Price
--------------------    --------------    --------------------    ------------------    -------------    --------------
   $   6.75 - 12.52           438,651                    7.47         $       10.47          256,220        $     9.53
      12.94 - 25.50           360,010                    7.76                 19.05          165,786             17.25
                        --------------                                                  -------------
                              798,661                                                        422,006
                        ==============                                                  =============

         Because the Company has adopted the disclosure-only provisions of SFAS No. 123, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards consistent with the provisions of SFAS No. 123, the Company's net income and basic net income per share would have been reduced to the pro forma amounts indicated below:

                                                             1999                 1998                 1997
                                                        -------------        -------------        -------------

        Net income - as reported ...............        $   4,248,000        $   5,022,000        $   3,514,000
        Net income - pro forma .................            3,462,000            4,445,000            2,944,000
        Basic net income per share - as reported                 0.95                 1.19                 0.98
        Basic net income per share - pro forma .                 0.78                 1.05                 0.82

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997: dividend yield of 3.20%; expected volatility of 29.0% for 1999, 29.0% for 1998, and 34.0% for 1997; risk-free interest rates of 6.25% for 1999, 5.55% for 1998, and 5.70% for 1997; and expected lives of 7 years for 1999 and 1998 options, and 4 years for 1997 options.

         These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1996, 1997, 1998, and 1999 vest ratably over a four year period. No option will be exercisable after ten years from the date granted.

NOTE 14 - OTHER COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for the disclosure of comprehensive income in the Company's consolidated financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of non-owner changes in equity. As required by SFAS No. 130, prior period consolidated financial statements have been reclassified to reflect application of the provisions of this statement.

         Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company's other comprehensive income. Other comprehensive income (loss) consists of the following:

                                                                                   1999            1998           1997
                                                                                 -------         -------        -------
                                                                                             (In thousands)
     Unrealized holding gains (losses) arising during the year ..........        $(5,717)        $ 1,195        $   308
     Reclassification adjustment for gains included in net income .......            118             422             38
                                                                                 -------         -------        -------
     Other comprehensive income (loss) before tax .......................         (5,835)            773            270
     Income tax expense (benefit) related to other comprehensive income .         (2,275)            301            105
                                                                                 -------         -------        -------
     Other comprehensive income (loss) ..................................        $(3,560)        $   472        $   165
                                                                                 =======         =======        =======

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 15 - NET INCOME PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as required by SFAS No. 128:

                                                                 For the year ended December 31, 1999
                                                             -------------------------------------------
                                                                                Weighted
                                                                                Average
                                                                Income        Common Shares    Per-Share
                                                             (Numerator)      (Denominator)     Amount
                                                             -----------      -------------    ---------
Net income per share of common stock:
     Income available to common shareholders ...             $4,248,000         4,464,138        $0.95
                                                                                                 =====
Effect of Dilutive Securities:
     Stock options .............................                     --            87,379
                                                             ----------        ----------
Net income per share of common stock - assuming
     dilution:
          Income available to common shareholders and
               assumed conversion ...................        $4,248,000         4,551,517        $0.93
                                                             ==========        ==========        =====

                                                                 For the year ended December 31, 1998
                                                             -------------------------------------------
                                                                                Weighted
                                                                                Average
                                                                Income        Common Shares    Per-Share
                                                             (Numerator)      (Denominator)     Amount
                                                             -----------      -------------    ---------
Net income per share of common stock:
     Income available to common shareholders ........        $5,022,000         4,238,923        $1.19
                                                                                                 =====

Effect of Dilutive Securities:
     Stock options ..................................                --           208,047
                                                             ----------        ----------

Net income per share of common stock - assuming
     dilution:
          Income available to common shareholders and
               assumed conversion ...................        $5,022,000         4,446,970        $1.13
                                                             ==========        ==========        =====

                                                                 For the year ended December 31, 1997
                                                             -------------------------------------------
                                                                                Weighted
                                                                                Average
                                                                Income        Common Shares    Per-Share
                                                             (Numerator)      (Denominator)     Amount
                                                             -----------      -------------    ---------
Net income per share of common stock:
     Income available to common shareholders ........        $3,514,000         3,586,157        $0.98
                                                                                                 =====

Effect of Dilutive Securities:
     Stock options ..................................                --           182,744
                                                             ----------        ----------

Net income per share of common stock - assuming
     dilution:
          Income available to common shareholders and
               assumed conversion ...................        $3,514,000         3,768,901        $0.93
                                                             ==========        ==========        =====

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 16 - FNB FINANCIAL SERVICES CORPORATION (PARENT COMPANY)

         The parent company's principal asset is its investment in its subsidiaries, FNB Southeast and Black Diamond Savings Bank. The significant source of income of the parent company is dividends received from its subsidiaries.

                                                                               1999             1998              1997
                                                                             --------         --------         --------
                                                                                           (in thousands)
CONDENSED BALANCE SHEETS
Assets
     Cash and due from banks ........................................        $    982         $  1,058         $    653
     Securities .....................................................              12               12               12
     Investment in wholly-owned subsidiaries ........................          49,630           52,472           29,715
     Other assets ...................................................             106               89               --
                                                                             --------         --------         --------
     Total assets ...................................................        $ 50,730         $ 53,631         $ 30,380
                                                                             ========         ========         ========
Shareholders' equity and other liabilities ..........................        $ 50,730         $ 53,631         $ 30,380
                                                                             ========         ========         ========
CONDENSED STATEMENTS OF INCOME
Dividends from subsidiaries .........................................        $  1,808         $  1,271         $    698
Management fees .....................................................              85               --               --
Amortization and other expenses .....................................            (540)             (92)             (74)
                                                                             --------         --------         --------
Income before tax benefit ...........................................           1,353            1,179              624
Income tax benefit ..................................................              14               30               25
                                                                             --------         --------         --------
Income before equity in undistributed net income of subsidiaries ....           1,367            1,209              649
Equity in undistributed net income of subsidiaries ..................           2,881            3,813            2,865
                                                                             --------         --------         --------
Net income ..........................................................        $  4,248         $  5,022         $  3,514
                                                                             ========         ========         ========

                                                                               1999             1998              1997
                                                                             --------         --------         --------
                                                                                           (in thousands)

CONDENSED STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
     Dividends received from subsidiaries ...........................        $  1,808         $  1,271         $    698
     Management fees received .......................................              10               --               --
     Cash paid for franchise tax, registration cost, acquisition cost
     and other expenses .............................................            (451)             (92)             (74)
     (Increase) decrease in other assets ............................             (17)             (89)              12
     Refundable income taxes ........................................              --               30               25
                                                                             --------         --------         --------
          Net cash provided by operating activities .................           1,350            1,120              661
                                                                             --------         --------         --------
CASH USED IN INVESTING ACTIVITIES
     Investment in subsidiaries .....................................           2,163          (18,449)          (1,080)
     Purchase of real estate ........................................              --               --               --
                                                                             --------         --------         --------
         Net cash provided by (used in) investing activities ........           2,163          (18,449)          (1,080)
                                                                             --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock issuance ...................................              --           18,443            1,082
     Repurchase of common stock .....................................          (2,084)              --               --
     Dividends paid, net of DRIP ....................................          (1,790)            (996)            (796)
     Proceeds from employee 401(k) ..................................             189              208              320
     Proceeds from employee stock awards ............................              --                7                3
     Exercise of stock options ......................................              96               72              103
     Purchase of fractional shares ..................................              --               --              (14)
                                                                             --------         --------         --------
          Net cash provided by (used in) financing activities .......          (3,589)          17,734              698
                                                                             --------         --------         --------
Net increase in cash ................................................             (76)             405              279
Cash at beginning of year ...........................................           1,058              653              374
                                                                             --------         --------         --------
Cash at end of year .................................................        $    982         $  1,058         $    653
                                                                             ========         ========         ========
RECONCILIATION OF NET INCOME TO CASH PROVIDED BY
OPERATING ACTIVITIES
Net income ..........................................................        $  4,248         $  5,022         $  3,514
     Adjustment to reconcile net income to net cash provided
          by operating activities
          (Increase) decrease in other assets .......................             (17)             (89)              12
          Equity in undistributed net income of subsidiaries ........          (2,881)          (3,813)          (2,865)
                                                                             --------         --------         --------
Net cash provided by operating activities ...........................        $  1,350         $  1,120         $    661
                                                                             ========         ========         ========

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 17 - COMMITMENTS AND CONTINGENT LIABILITIES

         The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit.

         A summary of the Subsidiary Banks' commitments and contingent liabilities at December 31, are as follows:

                                                                       Contract or
                                                                      Notional Amount
                                                                  ----------------------
                                                                   1999            1998
                                                                  -------        -------
                                                                      (In thousands)
         Commitments to extend credit ....................        $79,425        $70,310
         Standby letters of credit .......................             93            328
                                                                  -------        -------
              Total commitments and contingent liabilities        $79,518        $70,638
                                                                  =======        =======

         The Subsidiary Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Subsidiary Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

NOTE 18 - EMPLOYEE BENEFIT PLANS

         The Company's non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following table outlines the changes in the Company's pension obligations, assets and funded status for the years ended December 31, 1999 and 1998 and the assumptions and components of net periodic pension cost for the two years in the period ended December 31, 1999 (in thousands).

                                                            1999            1998
                                                          -------          -------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ..........        $ 3,067          $ 2,761
Service cost .....................................            192              123
Interest cost ....................................            224              196
Actuarial loss ...................................            131              101
Benefits paid ....................................            (34)            (114)
                                                          -------          -------
Benefit obligation at end of year ................          3,580            3,067
                                                          -------          -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ...          2,669            2,412
Actual return on plan assets .....................            356              248
Employer contribution ............................            147              123
Benefits paid ....................................            (33)            (114)
                                                          -------          -------
Fair value of plan assets at end of year .........          3,139            2,669
                                                          -------          -------
Plan assets less than projected benefit obligation           (441)            (398)
FUNDED STATUS
Unrecognized net actual gain .....................            107              132
Unrecognized prior service charge ................             98              110
                                                          -------          -------
Pension liability ................................        $  (236)         $  (156)
                                                          =======          =======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate ....................................           7.00%            7.00%
Expected return on plan assets ...................           7.00%            7.00%
Rate of compensation increase ....................           5.00%            5.00%
COMPONENTS OF NET PERIODIC PENSION COST
Service cost .....................................        $   193          $   123
Interest cost ....................................            223              196
Expected return on plan assets ...................           (200)            (173)
Amortization of prior service cost ...............             11               11
                                                          -------          -------
Net periodic pension cost ........................        $   227          $   157
                                                          =======          =======

         In 1994 the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP allows the Company to supplement the level of certain executives' retirement income over that which is obtainable through the tax-qualified retirement plan. Contributions to the SERP totaled $229,000 for 1999, $170,000 for 1998 and $64,000 for 1997.

         The Subsidiary Banks also have separate contributory 401(k) savings plans covering substantially all employees. The plans allow eligible employees to contribute up to a fixed percentage of their compensation, with the Subsidiary Banks matching a portion of each employee's contribution. The Subsidiary Banks' contributions were $171,000, $162,000 and $128,000 for 1999, 1998 and 1997, respectively.

         A deferred compensation plan allows the directors and certain senior officers of the Company and the Subsidiary Banks to defer the compensation they earn for performance of their appointed duties for the Company and the Subsidiary Banks. Each director elects annually to either receive that year's compensation currently or to defer receipt until their death, disability or retirement as a director. Each officer elects annually to either receive that year's compensation currently or to defer receipt of a portion

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of their compensation until their death, disability or retirement as an officer. The total liability for deferred compensation under the plan was $398,000 and $304,000 at December 31, 1998 and 1997, respectively. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. No liability exists as of December 31, 1999.

NOTE 19 - REGULATORY MATTERS

         On November 13, 1997, the Company and the Office of the Comptroller of the Currency ("OCC") entered into a Memorandum of Understanding ("MOU"), under which the Company agreed to take certain actions to improve its infrastructure, primarily necessitated by its rapid growth. In general, the OCC requested that the Company improve its internal procedures and policies, such as revising its written loan policy, developing a program to strengthen its loan administration, and taking steps to increase its liquidity commensurate with its past, and expected future, growth. Management believes that the actions taken by the Company to address the concerns identified by the OCC in the MOU have not had a material adverse effect on the business, results of operations, or financial condition of the Company. In March 1999, FNB Southeast converted to a state charter and is no longer under the supervision and regulation of the OCC. Accordingly, the MOU is no longer binding on the Company.

         The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from its banking subsidiaries. The Subsidiary Banks are restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 1999, the Subsidiary Banks had undivided profits of approximately $20.6 million.

         The Subsidiary Banks are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Subsidiary Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Subsidiary Banks meet all capital adequacy requirements to which they are subject.

         The most recent notification from the OCC categorized the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Subsidiary Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Since that notification, the Subsidiary Banks have continued to experience asset growth.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The Company's actual capital amounts and ratios are presented in the table, on a consolidated basis, for FNB Southeast and for Black Diamond.

                                                                                                              To Be Well
(In thousands, except percentages)                                               For Capital               Capitalized Under
                                                                                   Adequacy                Prompt Corrective
                                                           Actual                  Purposes                Action Provisions
                                                  ----------------------      --------------------        --------------------
                                                   Amount          Ratio       Amount        Ratio        Amount         Ratio
                                                  -------          -----      -------        -----        ------         -----
                                                                   (in thousands, except for percentages)
DECEMBER 31, 1999:
-----------------
  Total Capital (To Risk Weighted Assets)
     Consolidated ........................        $57,327          14.3%      $32,055         >8.0%        $  N/A
                                                                                              -
     FNB Southeast .......................         45,796          14.6        25,113         >8.0         31,391        >10.0%
                                                                                              -                          -
     Black Diamond .......................         10,490          11.9         7,040         >8.0          8,800        >10.0
                                                                                              -                          -
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................         52,891          13.2        16,027         >4.0            N/A
                                                                                              -
     FNB Southeast .......................         42,652          13.6        12,556         >4.0         18,835         >6.0
                                                                                              -                           -
     Black Diamond .......................          9,198          10.5         3,520         >4.0          5,280         >6.0
                                                                                              -                           -
  Tier 1 Capital (To Average Assets)
     Consolidated ........................         52,891           9.3        22,813         >4.0            N/A
                                                                                              -
     FNB Southeast .......................         42,652           9.8        17,425         >4.0         21,781         >5.0
                                                                                              -                           -
     Black Diamond .......................          9,198           6.6         5,566         >4.0          6,958         >5.0
                                                                                              -                           -

DECEMBER 31, 1998:
-----------------
  Total Capital (To Risk Weighted Assets)
     Consolidated ........................         55,769          16.3        28,851         >8.0            N/A
                                                                                              -
     FNB Southeast .......................         44,739          15.8        22,614         >8.0         28,268        >10.0
                                                                                              -                          -
     Black Diamond .......................          9,841          12.6         6,234         >8.0          7,793        >10.0
                                                                                              -                          -
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................         52,350          15.3        14,426         >4.0            N/A
                                                                                              -
     FNB Southeast .......................         42,133          14.9        11,307         >4.0         16,961         >6.0
                                                                                              -                           -
     Black Diamond .......................          9,028          11.6         3,117         >4.0          4,676         >6.0
                                                                                              -                           -
  Tier 1 Capital (To Average Assets)
     Consolidated ........................         52,350          10.3        21,753         >4.0            N/A
                                                                                              -
     FNB Southeast .......................         42,133          10.1        16,771         >4.0         20,964         >5.0
                                                                                              -                           -
     Black Diamond .......................          9,028           7.3         4,935         >4.0          6,169         >5.0
                                                                                              -                           -

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value for each class of the Company's financial instruments.

         Cash and cash equivalents. For cash on hand and amounts due from banks the carrying value is considered to be a reasonable estimate of fair value.

         Investment securities. The fair value of investment securities is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The fair value of equity investments in the restricted stock of the Federal Reserve Bank and Federal Home Loan Bank equals the carrying value.

         Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of residential mortgage loans held for sale is based on quoted market prices. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value.

         Deposits. The fair value of noninterest-bearing demand deposits and NOW, savings, and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Federal Funds Purchased and Retail Repurchase Agreements. The carrying value of federal funds purchased and retail repurchase agreements is considered to be a reasonable estimate of fair value.

         Other borrowings. Other borrowings consists of FHLB borrowings with varying maturities. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

         Commitments. The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items were disclosed in Note 17.

The estimated fair values of financial instruments are as follows:

                                                         December 31, 1999               December 31, 1998
                                                     -------------------------       -------------------------
                                                     Carrying       Estimated        Carrying       Estimated
                                                      Value         Fair Value        Value         Fair Value
                                                     --------       ----------       --------       ----------
                                                                          (In thousands)
FINANCIAL ASSETS:
Cash and cash equivalents ...................        $ 24,391        $ 24,391        $ 15,728        $ 15,728
Investment securities
    Available for sale ......................         129,445         129,445         154,327         154,327
    Other equity securities .................           2,573           2,573           1,975           1,975
Loans held for sale .........................             754             754             575             575
Loans .......................................         413,257         407,855         361,677         364,086
FINANCIAL LIABILITIES:
Deposits ....................................         484,242         483,993         459,595         461,541
Federal funds purchased and retail repurchase
     agreements .............................          15,599          15,599          13,932          13,932
Other borrowings ............................          31,500          31,423          17,500          17,566

         The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and in the subsequent interim period through August 21, 1998, there were no disagreements with Cherry, Bekaert & Holland, L.L.P. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Cherry, Bekaert & Holland, L.L.P. would have caused Cherry, Bekaert & Holland, L.L.P. to make reference to the matter in their report. Cherry, Bekaert & Holland, L.L.P. furnished a letter to the Securities and Exchange Commission, a copy of which was filed as an exhibit to Form 8-K, dated August 27, 1998, stating that it agreed with these statements.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission, with respect to the Annual Meeting of Shareholders to be held on May 18, 2000.

ITEM 11.          EXECUTIVE COMPENSATION

                  Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission, with respect to the Annual Meeting of Shareholders to be held on May 18, 2000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission, with respect to the Annual Meeting of Shareholders to be held on May 18, 2000.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission, with respect to the Annual Meeting of Shareholders to be held on May 18, 2000.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

                                Financial Statements                                      Form 10-K Page
                                --------------------                                      --------------

Report of Independent Public Accountants.......................................................  42
Report of Independent Auditors.................................................................  43
Report of Independent Auditors.................................................................  44
Consolidated Balance Sheets as of December 31, 1999 and 1998...................................  45
Consolidated Statements of Income and Comprehensive Income for the years ended December 31,
1999, 1998 and 1997............................................................................  46
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
1999, 1998 and 1997............................................................................  47
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1998 and 1997.....  48
Notes to Consolidated Financial Statements.....................................................  49-68



(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.       Description
-----------       -----------

3.01(1)           Amended and Restated Articles of Incorporation.

3.02(1)           Bylaws of Company, as amended.

4.01(2)           Specimen Common Stock Certificate.

10.01(3) Stock Compensation Plan of the Registrant approved April 11, 1989 by the Shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.

10.02(4)          Omnibus Equity Compensation Plan of the Registrant.

10.03(5) Severance Policy for Senior Officers of the Registrant (employed for five years or more).

10.04(6) Revised Severance Policy for Senior Officers of the Registrant (employed for five years or more).

10.05(4) Severance Policy for Senior Officers of the Registrant (employed for less than five years).

10.06(7) Equipment Sale Agreement and related agreements dated September 24, 1992 by and among the Registrant and Information Technology, Inc.

10.07(8)          Benefit Equivalency Plan effective January 1, 1994.

10.08(8)          Annual Management Incentive Plan.

10.09(8)          Long Term Incentive Plan.

10.10(8) Employment Agreement dated May 18, 1995 between the Registrant and First National Bank of Reidsville, jointly, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant and the Company.

10.11(9) Split-Dollar Agreement dated January 27, 1995 between the Registrant and Ernest J. Sewell.

10.12(9) Split-Dollar Agreement dated September 26, 1994 between the Registrant and Robert F. Albright.

10.13(9) Split-Dollar Agreement dated January 27, 1995 between the Registrant and C. Melvin Gantt.

10.14(9) Split-Dollar Agreement dated December 8, 1995 between the Registrant and Richard L. Powell.

10.15(10)         Lease, dated January 31, 1997, between the Registrant and
                  Landmark Commercial, Inc., relating to the Wilmington branch office.

10.16(2)          Amendment to Benefit Equivalency Plan effective January 1,
                  1998

10.17 Amended and Restated Employment Agreement dated August 10, 1999 between Black Diamond Savings Bank, F.S.B. and Don M. Green

16.01(11)         Letter of Cherry, Bekaert & Holland, L.L.P.

21.01             Schedule of Subsidiaries

23.01             Consent of PricewaterhouseCoopers LLP

23.02             Consent of Cherry Bekaert & Holland, L.L.P.

23.03             Consent of McGladrey & Pullen, LLP

27.01             Financial Data Schedule.

99.01             Risk Factors relating to the Registrant.

-----------------

         (1) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.

         (2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

         (3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.

         (4) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.

         (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission.

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

         (10) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

         (11) Incorporated herein by reference to Registrant's Current Report on Form 8-K dated August 21, 1998, filed with the Securities and Exchange Commission.

(b)      Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K dated May 17, 1999, reporting the resolution by the Company's Board of Directors to terminate its share repurchase program, originally adopted in December 1998.

         The Company filed a Current Report on Form 8-K dated May 28, 1999, reporting the execution of an Agreement and Plan of Reorganization and Merger with Black Diamond, under which the Company agreed to acquire Black Diamond in a transaction structured as a merger.

         The Company filed (1) a Current Report on Form 8-K dated August 31, 1999, announcing the acquisition of Black Diamond and attaching appropriate financial information for Black Diamond, and (2) a Current Report on Form 8-K/A, amending the August 31, 1999 Current Report, providing pro-forma financial information for Black Diamond.

                           FORWARD-LOOKING STATEMENTS

         Information set forth in this Annual Report on Form 10-K under the caption "Business" and incorporated by reference herein from the Company's Annual Report to Shareholders contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results and financial position to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other various thereof or comparable terminology.

         The Company cautions that any such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible loan losses, the low trading volume of the Company's Common Stock, other considerations described in connection with specific forward-looking statements and the other Risk Factors described in Exhibit
99.01 attached to this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FNB FINANCIAL SERVICES CORPORATION

         Date:    March 16, 2000
                                             By: /s/   Ernest J. Sewell
                                                 -------------------------------
                                                 Ernest J. Sewell, President
                                                 and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Capacity                                 Date
               ---------                                 --------                                 ----

/s/  Ernest J. Sewell                President, Chief Executive Officer and Director      March 16, 2000
---------------------------                   (Principal Executive Officer)
Ernest J. Sewell

/s/  Michael W. Shelton             Senior Vice President and Chief Financial Officer     March 16, 2000
---------------------------            (Principal Financial and Accounting Officer)
Michael W. Shelton

/s/  Don M. Green                   Director, President and Chief Executive Officer of    March 16, 2000
---------------------------                  Black Diamond Savings Bank, FSB
Don M. Green

/s/  Willard B. Apple, Jr.                        Chairman of the Board                   March 16, 2000
---------------------------
Willard B. Apple, Jr.

/s/  Gary G. Blosser                                     Director                         March 16, 2000
---------------------------
Gary G. Blosser

/s/  Charles A. Britt                                    Director                         March 16, 2000
---------------------------
Charles A. Britt

/s/  Barry Z. Dodson                                     Director                         March 16, 2000
---------------------------
Barry Z. Dodson

/s/  O. Eddie Green                                      Director                         March 16, 2000
---------------------------
O. Eddie Green

/s/  Joseph H. Kinnarney                                 Director                         March 16, 2000
---------------------------
Joseph H. Kinnarney

/s/  Clifton G. Payne                                    Director                         March 16, 2000
---------------------------
Clifton G. Payne

/s/  Elton H. Trent, Jr.                                 Director                         March 16, 2000
---------------------------
Elton H. Trent, Jr.

/s/ Kenan C. Wright                                      Director                         March 16, 2000
---------------------------
Kenan C. Wright

                                  EXHIBIT INDEX


       Exhibit             Description
       -------             -----------

         10.17 Amended and Restated Employment Agreement, dated August 10, 1999 between Black Diamond Savings Bank, F.S.B. and Don M. Green

         21.01             Schedule of Subsidiaries

         23.01             Consent of PricewaterhouseCoopers LLP

         23.02             Consent of Cherry Bekaert & Holland, L.L.P.

         23.03             Consent of McGladrey & Pullen, LLP

         27.01             Financial Data Schedule

         99.01             Risk Factors relating to the Registrant.