Form 10-Q
period 2000-03-31
FNB FINANCIAL SERVICES CORP
filed 2000-05-15
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

Commission File Number:             0-13086



                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                                        56 - 1382275
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


                   202 South Main Street, Reidsville, NC 27320
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No  [   ]

4,484,213 common shares were outstanding as of April 30, 2000, with a par value of $1.00 per share.

                       FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER

PART  I  FINANCIAL INFORMATION

ITEM  1  Financial Statements

         Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999                              1

         Consolidated Statements of Income and Comprehensive Income
         Three months ended March 31, 2000 and 1999                        2

         Consolidated Statements of Cash Flows
         Three months ended March 31, 2000 and 1999                      3 - 4

         Notes to Consolidated Financial Statements                      5 - 8

ITEM  2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9 - 12

ITEM  3  Quantitative and Qualitative Disclosures About Market Risk       12


PART II  OTHER INFORMATION

ITEM  1  Legal Proceedings                                                13

ITEM  2  Changes in Securities and Use of Proceeds                        13

ITEM  3  Defaults Upon Senior Securities                                  13

ITEM  4  Submission of Matters to a Vote of Security Holders              13

ITEM  5  Other Information                                                13

ITEM  6  Exhibits and Reports on Form 8 - K                               13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB Financial Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited; in thousands)

                                                               March 31,      December 31,
                                                                  2000            1999
                                                               ---------       ---------
ASSETS

Cash and due from banks                                        $  21,615       $  24,391
Investment securities:
Securities available for sale                                    131,059         129,445
Federal Home Loan Bank and Federal Reserve Bank Stock              3,622           2,573
Loans, net allowance for credit losses of $4,932 at
  March 31, 2000, and $4,436 at December 31, 1999                437,741         408,821

Loans held for sale                                                  830             754
Premises and equipment, net                                       10,147           9,807
Accrued income and other assets                                   12,043          12,628
                                                               ---------       ---------

               Total Assets                                    $ 617,057       $ 588,419
                                                               =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing                                       $  50,396       $  47,915
     Interest bearing                                            443,620         436,327
                                                               ---------       ---------
               Total deposits                                    494,016         484,242

Federal funds purchased and retail repurchase agreements          14,878          15,599
Other borrowings                                                  51,500          31,500
Accrued expenses and other liabilities                             5,354           6,348
                                                               ---------       ---------

               Total liabilities                                 565,748         537,689
                                                               ---------       ---------

Shareholders' Equity
Preferred stock no par; authorized 10,000,000 shares;
  none issued                                                         --              --
Common stock, $1.00 par; authorized
  40,000,000 shares;
  outstanding 4,484,213 at March 31, 2000
  and 4,478,545 at December 31, 1999                               4,484           4,479
Paid-in capital                                                   25,717          25,653
Retained earnings                                                 24,504          23,458
Accumulated other comprehensive income (loss)                     (3,396)         (2,860)
                                                               ---------       ---------

               Total shareholders' equity                         51,309          50,730
                                                               ---------       ---------

               Total Liabilities and Shareholders' Equity      $ 617,057       $ 588,419
                                                               =========       =========

           See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited; in thousands, except per share date)

                                                               Three Months Ended
                                                                    March 31,
                                                         -----------------------------
                                                              2000             1999
                                                         -----------       -----------
Interest income
     Loans                                               $     9,646       $     7,965
     Federal funds sold & overnight deposits                     118                38
     Investment securities
               Taxable                                         1,786             1,944
               Tax exempt                                        149                85
     Other                                                        47                32
                                                         -----------       -----------

               Total interest income                          11,746            10,064
                                                         -----------       -----------

Interest expense
     Deposits                                                  5,660             5,021
     Federal funds purchased and other borrowings                676               279
                                                         -----------       -----------

               Total interest expense                          6,336             5,300
                                                         -----------       -----------

Net interest income                                            5,410             4,764
Provision for credit losses                                      536               229
                                                         -----------       -----------

Net interest income after provision for credit loss            4,874             4,535

Other income
     Service charges on deposit accounts                         444               368
     Bankcard fees                                               115               112
     Net gain on sale of loans                                    14                60
     Net gain of on sale credit card operations                  148                 0
     Net gain on securities available for sale                    --                90
     Other income                                                 84                84
                                                         -----------       -----------

               Total other income                                805               714

Other expenses
     Salaries and employee benefits                            1,927             2,020
     Occupancy expense                                           204               177
     Furniture and equipment expense                             345               353
     Insurance expense, including FDIC assessment                 36                26
     Printing and supply expense                                  82                81
     Bankcard processing                                          99                85
     Other expenses                                              767               798
                                                         -----------       -----------

               Total other expenses                            3,460             3,540

Income before income taxes                                     2,219             1,709
Income tax expense                                               717               550
                                                         -----------       -----------

Net income                                                     1,502             1,159
Other comprehensive income (loss)                               (536)             (921)
                                                         -----------       -----------

Comprehensive income                                     $       966       $       238
                                                         ===========       ===========

Per share data
     Net income, basic                                   $      0.34       $      0.26
     Net income, diluted                                 $      0.33       $      0.25
     Cash dividends                                      $      0.11       $      0.08
Weighted average shares outstanding, basic                 4,480,502         4,493,124
Weighted average shares outstanding, diluted               4,506,213         4,609,607

           See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     -----------------------
                                                                                        2000           1999
                                                                                     --------       --------
Cash flows from operating activities:
          Interest received                                                          $ 11,922       $  9,886
          Fees and commissions received                                                   895            845
          Interest paid                                                                (6,081)        (5,474)
          Noninterest expense paid                                                     (4,214)        (3,537)
          Income taxes paid                                                              (263)          (232)
          Proceeds from mortgage loans                                                    818          1,863
                                                                                     --------       --------

               Net cash provided by operating activities                                3,077          3,351
                                                                                     --------       --------

Cash flows from investing activities:
          Proceeds from sales of securities available for sale                          1,460         43,698
          Proceeds from maturities of securities available for sale                       146             --
          Purchase of securities                                                       (5,309)       (24,918)
          Capital expenditures                                                           (607)          (303)
          (Increase) decrease in other real estate owned                                   42            445
          (Increase) decrease in loans                                                (30,251)       (12,657)
                                                                                     --------       --------

               Net cash used in investing activities                                  (34,519)         6,265
                                                                                     --------       --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest checking accounts         7,078            387
          Increase (decrease) in time deposits                                          2,696         (4.239)
          Increase (decrease) in federal funds purchased and retail repurchase
            agreements                                                                   (721)        (3,830)
          Increase (decrease) in other borrowings                                      20,000          5,000
          Proceeds from issuance of common stock                                           69            109
          Repurchase of common stock                                                       --         (2,084)
          Dividends paid                                                                 (456)          (363)
                                                                                     --------       --------

               Net cash provided by financing activities                               28,666         (5,020)
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                                   (2,776)         4,596
Cash and cash equivalents, January 1                                                   24,391         15,739
                                                                                     --------       --------

Cash and cash equivalents, March 31                                                  $ 21,615       $ 20,335
                                                                                     ========       ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                                   $     59       $    157
                                                                                     ========       ========

           See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ---------------------
                                                                               2000          1999
                                                                             -------       -------
Net income                                                                   $ 1,502       $ 1,159

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                            536           229
          Depreciation                                                           265           238
          Accretion and amortization                                             108           141
          (Gain) loss on sale of securities available for sale                    --           (90)
          (Gain) loss on sale of mortgage loans                                  (14)          (60)
          Proceeds from mortgage loans                                           818         1,863
          (Gain) loss on other assets                                           (128)           58
          (Increase) decrease in accrued income and other assets                 984          (134)
          Increase (decrease) in accrued expenses and other liabilities         (994)          (53)
                                                                             -------       -------

               Net cash provided by operating activities                     $ 3,077       $ 3,351
                                                                             =======       =======

            See notes to unaudited consolidated financial statements

FNB Financial Services Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   Significant Activities

     On August 31, 1999, the Company completed the acquisition of Black Diamond Savings Bank, F.S.B., ("Black Diamond") through the issuance of 1.3333 shares of the Company's common stock for each share of Black Diamond's outstanding common stock, or 1,113,997 shares. The acquisition has been accounted for as a pooling of interests, and accordingly, all historical financial information has been restated to include the balances and operations of both entities.

     Separate information of the pooled entities for the year ended December 31, 1999, is as follows:

                              FNB Southeast       Black Diamond        Combined
                              -------------       -------------        --------
     Total assets                $445,172            $143,147          $588,419
     Total income                  34,477              11,033            45,410
     Net interest income           16,749               3,678            20,427
     Net income                     3,744                 504             4,248

     During April of this year, FNB Southeast opened three new offices in North Carolina. The Bank added two full-service banking offices in Greensboro, and a Wilmington office with primary emphasis in construction and mortgage lending.

     FNB Southeast operates 13 offices in North Carolina, and Black Diamond operates 5 offices in Virginia.

3.   Comprehensive Income

     The Company's other comprehensive income for the three month period ended March 31, 2000, and 1999 consists of unrealized gains and losses on available for sale securities, net of related income taxes.

4.   Segment information

     During the year ended December 31, 1998, the Bank adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Information related to the Company's segments is as follows:

                              FNB Southeast       Black Diamond        Combined
                              -------------       -------------        --------

     March 31, 2000
     Total assets                $471,609            $145,448          $617,057
     Total income                   9,655               2,896            12,551
     Net income                     1,226                 276             1,502

     March 31, 1999
     Total assets                 413,320             130,666           543,986
     Total income                   8,202               2,575            10,777
     Net income                       840                 319             1,159

5.   Net Income Per Share

     Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                    Three Month Ended
                                                         March 31,
                                                 ------------------------
                                                    2000           1999
                                                 ---------      ---------

     Weighted average number of shares
       used in basic EPS                         4,480,502      4,493,124
     Effect of dilutive stock options               25,711        116,483
                                                 ---------      ---------

     Weighted average number of common
       shares and dilutive potential common
       shares used in dilutive EPS               4,506,213      4,609,607
                                                 =========      =========

6.   Investment Securities

                                               March 31, 2000            December 31, 1999
                                           ----------------------     -----------------------
                                           Amortized       Fair       Amortized        Fair
                                            Cost           Value         Cost          Value
                                           ---------     --------     ---------      --------

     U.S. Treasury securities              $    200      $    200      $    200      $    200
     U.S. Agency securities                 122,269       116,939       122,604       118,002
     State and municipal obligations         12,377        12,379         9,989         9,959
     Other debt securities                    1,598         1,541         1,340         1,284
     Other equity                             3,622         3,622         2,573         2,573
                                           --------      --------      --------      --------

          Total investment securities      $140,066      $134,681      $136,706      $132,018
                                           ========      ========      ========      ========


7.   Loans

                                             March 31, 2000   December 31, 1999
                                             --------------   -----------------

     Loan Category
          Real estate - commercial               $125,379        $115,434
          Real estate - residential               134,250         130,676
          Real estate - construction               43,755          34,680
          Commercial, financial and
            agricultural                           65,730          58,002
          Consumer - direct                        34,383          32,778
          Consumer - home equity                   34,041          32,836
          Consumer - other                          5,965           9,605
                                                 --------        --------

                    Total loans                  $443,503        $414,011
                                                 ========        ========

8.   Allocation of Allowance for Credit Losses

                                                      March 31, 2000                 December 31, 1999
                                                 -------------------------      ----------------------------
                                                            % of Loans in                    % of Loan in
                                                            Each Category                    Each Category
                                                 Allowance  to Total Loans       Allowance   to Total  Loans
                                                 ---------  --------------      ----------   ---------------
     Balance at end of period applicable to :

          Real estate - construction               $    6         10%             $   50           8%
          Real estate - mortgage                    1,008         30                 868          60
          Commercial                                2,594         43               2,087          14
          Consumer                                  1,324         17               1,276          18
          General                                       0        155                   0           0
                                                   ------        ---              ------         ---

               Total allocation                    $4,932        100%             $4,436         100%
                                                   ======        ===              ======         ===



9.   Analysis of Allowance for Credit Losses

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                           2000          1999
                                                          ------        ------
     Balance, beginning of period                         $4,436        $3,452

     Charge-offs                                              83           121
     Recoveries                                               43            17
                                                          ------        ------

     Net Charge-offs                                          40           104
                                                          ------        ------

     Allowance charged to operations                         536           229
                                                          ------        ------

     Balance, end of period                               $4,932        $3,577
                                                          ======        ======
     Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                                0.04%         0.13%
                                                          ======        ======

     Ratio of allowance for loan loss to
          month end loans                                  1.11%         0.96%
                                                          ======        ======

10.   Nonperforming Assets

                                                              March 31, 2000       December 31, 1999
                                                              --------------       -----------------

      Nonaccrual (1)                                            $    1,937             $    1,195
      Past due 90 days or more and still accruing interest              79                    117
      Other real estate                                                492                    534
      Renegotiated troubled debt                                        --                     --

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

PART I - ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including the factors set forth under "Risk Factors" in the Company's Annual report on Form 10-K filed with the Securities and Exchange Commission (File No. 333-82873).

Summary

Net income of $1.50 million for the quarter ended March 31, 2000 represented a 29.6% increase over the $1.16 million earned in the first quarter last year. Diluted earnings per share for the current quarter was $0.33 per share, a 32.0% increase from $0.25 reported one year earlier.

Assets at March 31, 2000 stood at $617.1 million, an increase of $73.1 million compared to $544.0 million one year earlier. Assets have increased $28.6 million since December 31, 1999. The increase in assets is due to loan growth of $70.3 million over the proceeding twelve months, with $29.5 million of this growth occurring in the first quarter of 2000.

To support this asset growth over the past year, deposits have increased $38.3 million, and other borrowings have increased $29.0 million.

Interest Income and Interest Expense

First quarter total interest income was $11.7 million, an increase of 16.7% over the same quarter last year. Average earning assets for the quarter were $572.6 million, compared to $517.3 million for the year ago period. Interest income from loans was $9.65 million, up 21.1% from $7.96 million one year earlier. The increase was driven by an 18.8% increase in average loans, and an increase in the average yield to 9.04% from 8.69%.

Interest income on investments totaled $1.94 million, for the current quarter, down $94,000 from the year ago quarter. The decrease is attributable to a decrease in average investments to $132.8 million in 2000 compared to $143.1 million in 1999.

First quarter total interest expense was $6.34 million compared to $5.30 from last year, a 19.5% increase. Average interest bearing liabilities for the first quarter 2000 increased 12.3% to $496.6 million. Overall cost of funds for the first quarter was 5.10% and 4.79% for 2000 and 1999, respectively.

Interest expense on deposits for the quarter increased 8.9% to $5.66 million as average interest bearing deposits increased 7.9% to $443.9 million. The average rate on interest bearing deposits increased to 5.10% from 4.88% one year earlier.

Interest expense on federal funds purchased and other borrowings was $676,000, up 142.3%, from $279,000 in the first quarter of 1999. The increase is primarily attributable to an increase in average purchased funds from $30.9 million in the 1999 first quarter compared to $52.7 million in the 2000 first quarter.

Comparable net interest margins as follows:

                                            Liability
Time Period               Asset Yield          Rate         Interest Rate Spread
-----------               -----------       ---------       --------------------

First Quarter, 2000          8.26%      -      5.10%    =         3.16%
First Quarter, 1999          7.82%      -      4.79%    =         3.03%

Noninterest Income and Expense

Noninterest income in the first quarter this year increased 12.9% to $805,000, primarily due to a $148,000 gain on the sale of the Company's credit card portfolio. For the current quarter, there were no net securities gains compared to $90,000 recorded one year earlier. For the current quarter, net gains on sales of mortgages were $14,000 compared to $60,000 recorded one year earlier, a decrease of $46,000. Increases in noninterest income resulted from deposit service charges and bankcard fees. Deposit service charges increased 20.6% to $444,000 for the 2000 first quarter compared to $368,000 in the same period last year. Bankcard fees also increased for the 2000 first quarter to $115,000 up 2.7% over the $112,000 recorded last year. However, as the credit card operation was sold during the quarter, these fees will no longer be a source of noninterest income for the company.

Noninterest expense for the first quarter of 2000 was $3.46 million, a 2.2% decrease from the first quarter of 1999. The decline is due to a $93,000, or a 4.6% decline in salaries and modest increases in other expense categories. Bankcard processing expense was $99,000 and $85,000 for the 2000 first quarter and 1999 first quarter, respectively. These expenses primarily are related to the credit card operation that was sold during the 2000 quarter, therefore, a large percent of the expenses will no longer be necessary for the Company.

The provision for loan losses was funded at a higher level due to overall loan growth. Consolidated provision expense for the first quarter was $536,000 compared to $229,000 in the first quarter of 1999. The allowance ratio at quarter end stood at 1.11% for 2000, compared to 0.96% in 1999.

The effective income for rate of 32.3% for the three months of 2000 did not significantly change from the 32.2% rate in the same period of 1999.

Financial Condition

The Company's total assets at March 31, 2000 and 1999, were $617.1 million and $544.0 million, respectively. The $73.1 million increase represents a 13.4% increase over one year earlier. Since December 31, 1999, assets have increased $28.6 million. Average earning assets for the current quarter were $572.1 million, or 10.7% higher than the $517.3 million average in the same quarter last year.

Loans at March 31, 2000, totaled $443.5 million compared to $373.0 million one year earlier, an increase of 18.8%. Loans have increased 7.1% from $414.0 million at December 31, 1999. Average loans for quarter were $427.0 million, or 16.5% higher than one year ago.

Investment securities of $134.7 million at March 31, 2000, were 1.0% lower than $136.1 million one year earlier. Average investment securities were $132.8 million and $143.1 million for the 2000 and 199 first quarter, respectively.

Deposits totaled $494.0 million at March 31, 2000, an 8.4% increase versus one year ago, and a 2.0% increase over the $484.2 million recorded at December 31, 1999. At March 31, 2000, noninterest bearings deposits were $50.4 million., or 10.2% of total deposits.

At the end of the current quarter, borrowings at the Federal Home Loan Bank of Atlanta totaled $45.0 million. The Company has access to approximately $88.5 million in lines of credit at the Federal Home Loan Bank of Atlanta through its subsidiaries. In recent years, the Company has increasingly utilized these borrowings to supplement deposit growth in order to fund loan growth.

Shareholders equity increased to $51.3 million at quarter end, compared to $50.7 million at the previous year-end.

Asset Quality

The allowance ratio at March 31, 2000, stood at 1.11% compared to 1.07% at December 31, 1999, and 0.96% at March 31, 1999. For the first quarter 2000, provision charges against earnings totaled $536,000 compared to $229,000 in the first quarter one year earlier. Net loan losses for the quarter totaled $40,000, or a 0.04% annualized loss ratio based on average loans outstanding. During the quarter nonaccrual loans increased to $1.94 million, from $1.20 million at prior year end.

The Company's allowance for loan loss is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses.

Other real estate owned decreased to $492,000 at March 31, 2000, compared to $534,000 at December 31, 1999. The decline resulted from the sale of other real estate during the year. A loss of $20,000 was recorded in conjunction with the sale of such property.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina, the Office of Thrift Supervision and the Federal Reserve, which are the primary regulatory agencies for FNB Southeast, Black Diamond and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table below, the Company and its wholly-owned subsidiaries, have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of March 31, 2000.

                   Regulatory Guidelines                 Actual
                  ------------------------  -------------------------------
                      Well     Adequately                 FNB        Black
Ratio             Capitalized  Capitalized  Company    Southeast    Diamond
-----             -----------  -----------  -------    ---------    -------

Total Capital        10.0%        8.0%       13.7%       13.8%       12.1%
Tier 1 Capital        6.0         4.0        12.6        12.8        10.6
Leverage Capital      5.0         4.0         9.1         9.5         6.5

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawal, loan funding, dividends to shareholders, and general corporate activities create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturities/calls/sales of investment securities, principal and interest payments on loans, access to borrowed funds or lines of credit, and profits. Internal liquidity analysis indicates the Company has the ability to generate sufficient amounts of cash to cover day-to-day activity and fund earning assets growth over the twelve month period analyzed.

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

PART I - ITEM 3

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

Legal proceedings

         None.

ITEM 2.

Changes in Securities and Use of Proceeds

         None

ITEM 3.

Defaults Upon Senior Securities

         Not Applicable.

ITEM 4.

Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.

Other Information

         None.

ITEM 6.

Exhibits and Reports on Form 8-K

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



                                    FNB FINANCIAL SERVICES CORPORATION
                                    (Registrant)



Date     May 12, 2000                         /s/ Michael W. Shelton
                                    --------------------------------------------
                                                  Michael W. Shelton
                                    (Vice President and Chief Financial Officer)