Form 10-Q
period 2000-06-30
FNB FINANCIAL SERVICES CORP
filed 2000-08-14
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 2000.

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

Yes [X]       No [ ]

4,485,165 common shares were outstanding as of July 31, 2000, with a par value per share of $1.00

                       FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER

  PART     I      FINANCIAL INFORMATION

  ITEM     1      Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 1999                     1

                  Consolidated Statements of Income and
                  Comprehensive Income Three months and six
                  months ended June 30, 2000 and 1999                     2

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 199                3 - 4

                  Notes to Consolidated Financial Statements            5 - 8

  ITEM     2      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9 - 12

  ITEM     3      Quantitative and Qualitative Disclosures
                  About Market Risk                                       12


  PART     II     OTHER INFORMATION

  ITEM     1      Legal Proceedings                                       13

  ITEM     2      Changes in Securities and Use of Proceeds               13

  ITEM     3      Defaults Upon Senior Securities                         13

  ITEM     4      Submission of Matters to a Vote of Security Holders     13

  ITEM     5      Other Information                                       13

  ITEM     6      Exhibits and Reports on Form 8 - K                      13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB Financial Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited; dollars in thousands, except par value)

                                                                  June 30,      December 31,
                                                                    2000            1999
                                                                  --------        --------

ASSETS

Cash and due from banks                                           $ 21,199        $ 24,391
Investment securities:
     Securities available for sale                                 131,049         129,445
     Federal Home Loan Bank and Federal Reserve Bank Stock           3,622           2,573
Loans, net allowance for credit losses of $5,218 at June 30,
     2000, and $4,436 at December 31, 1999                         451,626         408,821
Loans held for sale                                                  1,045             754
Premises and equipment, net                                         11,301           9,807
Accrued income and other assets                                     11,366          12,628
                                                                  --------        --------

               Total Assets                                       $631,208        $588,419
                                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                          $ 50,227        $ 47,915
     Interest bearing                                              461,108         436,327
                                                                  --------        --------
               Total deposits                                      511,335         484,242

Federal funds purchased and retail repurchase agreements            11,331          15,599
Other borrowings                                                    52,500          31,500
Accrued expenses and other liabilities                               3,585           6,348
                                                                  --------        --------

               Total liabilities                                   578,751         537,689
                                                                  --------        --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                              --              --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,485,038 at June 30, 2000
               and 4,478,545 at December 31, 1999                    4,485           4,479
Paid-in capital                                                     25,724          25,653
Retained earnings                                                   25,494          23,458
Accumulated other comprehensive income (loss)                       (3,246)         (2,860)
                                                                  --------        --------

               Total shareholders' equity                           52,457          50,730
                                                                  --------        --------

               Total Liabilities and Shareholders' Equity         $631,208        $588,419
                                                                  ========        ========

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                     --------------------------        ----------------------------
                                                        2000            1999              2000              1999
                                                     ----------      ----------        ----------        ----------

Interest income
     Loans                                           $   10,524      $    8,270        $   20,170        $   16,235
     Federal funds sold and overnight deposits               53              92               171               130
     Investment securities
               Taxable                                    1,753           1,850             3,540             3,794
               Tax exempt                                   165              89               314               174
     Other                                                   76              52               122                84
                                                     ----------      ----------        ----------        ----------

               Total interest income                     12,571          10,353            24,317            20,417
                                                     ----------      ----------        ----------        ----------

Interest expense
     Deposits                                             6,084           5,039            11,744            10,061
     Federal funds purchased and other
       borrowings                                           851             339             1,527               617
                                                     ----------      ----------        ----------        ----------

               Total interest expense                     6,935           5,378            13,271            10,678
                                                     ----------      ----------        ----------        ----------

Net interest income                                       5,636           4,975            11,046             9,739
Provision for credit losses                                 340             184               876               413
                                                     ----------      ----------        ----------        ----------

Net interest income after provision for credit
  loss                                                    5,296           4,791            10,170             9,326

Other income
     Service charges on deposit accounts                    517             434               961               802
     Bankcard fees                                          126             130               241               242
     Net gain on sale of loans                               37              51                52               111
     Net gain on sale of credit card operations              --              --               148                --
     Net gain on securities available for sale                1               5                 1                95
     Other income                                            79              41               163               125
                                                     ----------      ----------        ----------        ----------

               Total other income                           760             661             1,566             1,375

Other expenses
     Salaries and employee benefits                       2,138           2,075             4,065             4,096
     Occupancy expense                                      192             202               396               379
     Furniture and equipment expense                        349             329               694               682
     Insurance expense, including FDIC
       assessment                                            52              27                88                54
     Printing and supply expense                             62              92               144               173
     Bankcard processing                                     75             114               173               199
     Other expenses                                         991             865             1,760             1,661
                                                     ----------      ----------        ----------        ----------

               Total other expenses                       3,859           3,704             7,320             7,244

Income before income taxes                                2,197           1,748             4,416             3,457
Income tax expense                                          711             566             1,428             1,116
                                                     ----------      ----------        ----------        ----------

Net income                                                1,486           1,182             2,988             2,341
Other comprehensive income (loss)                           150          (1,982)             (386)           (2,868)
                                                     ----------      ----------        ----------        ----------


Comprehensive income (loss)                          $    1,636      $     (800)       $    2,602        $     (527)
                                                     ==========      ==========        ==========        ==========

Per share data
     Net income, basic                               $     0.33      $     0.26        $     0.67        $     0.52
     Net income, diluted                             $     0.33      $     0.26        $     0.66        $     0.51
     Cash dividends                                  $     0.11      $     0.08        $     0.22        $     0.16
Weighted average shares outstanding, basic            4,484,675       4,427,494         4,482,589         4,460,309
Weighted average shares outstanding, diluted          4,520,514       4,529,058         4,528,556         4,569,332

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     -----------------------
                                                                                       2000           1999
                                                                                     --------       --------

Cash flows from operating activities:
          Interest received                                                          $ 23,277       $ 19,723
          Fees and commissions received                                                 1,887          1,760
          Interest paid                                                               (12,896)       (10,871)
          Noninterest expense paid                                                     (7,748)        (6,663)
          Income taxes paid                                                            (2,152)        (1,397)
          Proceeds from mortgage loans                                                  1,254          5,724
                                                                                     --------       --------

               Net cash provided by operating activities                                3,622          8,276
                                                                                     --------       --------

Cash flows from investing activities:
          Proceeds from sales of securities available for sale                          4,784         55,652
          Proceeds from maturities of securities available for sale                       228         17,280
          Purchase of securities                                                      (10,231)       (57,474)
          Capital expenditures                                                         (2,031)          (614)
          (Increase) decrease in other real estate owned                                  356          1,016
          (Increase) decrease in loans                                                (42,869)       (34,280)
                                                                                     --------       --------

               Net cash used in investing activities                                  (49,763)       (18,420)
                                                                                     --------       --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest checking accounts        (6,533)           746
          Increase (decrease) in time deposits                                         33,625          2,464
          Increase (decrease) in federal funds purchased and retail repurchase
            agreements                                                                 (4,268)         7,474
          Increase (decrease) in other borrowings                                      21,000          5,000
          Proceeds from issuance of common stock                                           76            307
          Repurchase of common stock                                                        0         (2,084)
          Dividends paid                                                                 (951)          (707)
                                                                                     --------       --------

               Net cash provided by financing activities                               42,949         13,200
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                                   (3,192)         3,056
Cash and cash equivalents, January 1                                                   24,391         15,728
                                                                                     --------       --------

Cash and cash equivalents, June 30                                                   $ 21,199       $ 18,784
                                                                                     ========       ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                                   $     59       $    157
                                                                                     ========       ========

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:


                                                                               Six Months Ended
                                                                                   June 30,
                                                                              -------------------
                                                                              2000          1999
                                                                             -------       ------

Net income                                                                   $ 2,988       $2,341

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                            876          413
          Depreciation                                                           534          474
          Accretion and amortization                                             213          256
          (Gain) loss on sale of securities available for sale                     1         (103)
          (Gain) loss on sale of mortgage loans                                   (1)          (1)
          Proceeds from mortgage loans                                         1,402        6,001
          (Gain) loss on other assets                                            148           58
          (Increase) decrease in accrued income and other assets              (1,153)        (802)
          Increase (decrease) in accrued expenses and other liabilities       (1,386)        (361)
                                                                             -------       ------

               Net cash provided by operating activities                     $ 3,622       $8,276
                                                                             =======       ======

FNB Financial Services Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

     Separate information of the pooled entities for the year ended December 31, 1999, is as follows:

                            FNB Southeast      Black Diamond      Combined
                           ---------------    ---------------   ------------
     Total assets           $    445,172       $     143,247     $  588,419
     Total income                 34,477              11,033         45,510
     Net interest income          16,749               3,678         20,427
     Net income                    3,744                 504          4,248

     During April of this year, FNB Southeast opened three new offices in North Carolina. The Bank added two full-service banking offices in Greensboro, and a Wilmington office with primary emphasis in construction and mortgage lending.

     FNB Southeast operates 13 offices in North Carolina, and Black Diamond operates 5 offices in Virginia.

3.   Comprehensive Income

     The Company's other comprehensive income for the three and six month periods ended June 30, 2000, and 1999 consists of unrealized gains and losses on available for sale securities, net of related income taxes.

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

     Information at June 30, and for the six months ended June 30, related to the Company's segments is as follows:

                             FNB Southeast      Black Diamond      Combined
                            ---------------    ---------------   ------------

     June 30, 2000
     -------------
     Total assets             $ 485,147           $ 146,061       $ 631,208
     Total income                19,956               5,928          25,884
     Net income                   2,401                 587           2,988

     June 30, 1999
     -------------
     Total assets               424,844             134,952         559,796
     Total income                16,532               5,260          21,792
     Net income                   1,772                 569           2,341

5.   Net Income Per Share

     Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                          ---------------------------------    --------------------------------
                                                              2000               1999              2000               1999
                                                          --------------    ---------------    --------------     -------------

Weighted average number of shares
          used in basic EPS                                   4,484,675          4,427,494         4,482,589         4,460,309
Effect of dilutive stock options                                 35,839            101,564            45,967           109,023
                                                          --------------    ---------------    --------------     -------------

Weighted average number of common
          shares and dilutive potential common
          shares used in dilutive EPS                         4,520,514          4,529,058         4,528,556         4,569,332
                                                          ==============    ===============    ==============     =============

6.   Investment Securities

                                                               June 30, 2000                   December 31, 1999
                                                       -------------------------------     ---------------------------
                                                          Amortized           Fair           Amortized        Fair
                                                            Cost              Value            Cost           Value
                                                       ---------------    ------------     ------------    -----------

     U.S. Treasury securities                          $          200     $       200        $     200       $    200
     U.S. Agency securities                                   119,816         114,741          122,604        118,002
     State and municipal obligations                           14,609          14,648            9,989          9,959
     Other debt securities                                      1,320           1,460            1,340          1,284
     Other equity                                               3,622           3,622            2,573          2,573
                                                       ---------------    ------------     ------------    -----------

          Total investment securities                  $     139,567        $ 134,671        $ 136,706       $132,018
                                                       ===============    ============     ============    ===========


7.   Loans

                                              June 30, 2000   December 31, 1999
                                              -------------   -----------------
Loan Category
     Real estate - commercial                   $122,775         $115,434
     Real estate - residential                   140,529          130,676
     Real estate - construction                   48,900           34,680
     Commercial, financial and agricultural       67,754           58,002
     Consumer - direct                            36,202           32,778
     Consumer - home equity                       35,924           32,836
     Consumer - other                              5,805            9,605
                                                --------         --------

                    Total loans                 $457,889         $414,011
                                                ========         ========

8.   Allocation of Allowance for Credit Losses

                                                        June 30, 2000                       December 31, 1999
                                              ----------------------------------    ----------------------------------
                                                               % of Loans in                         % of Loan in
                                                               Each Category                         Each Category
                                              Allowance        to Total Loans       Allowance        to Total  Loans
                                              -------------    -----------------    -------------    -----------------

Balance at end of period applicable to :

Real estate - construction                      $    6               11%              $   50                8%
Real estate - mortgage                             903               58                  868               60
Commercial                                       2,662               15                2,087               14
Consumer                                         1,464               16                1,276               18
General                                            183                0                  155                0
                                                ------              ---               ------              ---

     Total allocation                           $5,218              100%              $4,436              100%
                                                ======              ===               ======              ===


9.   Analysis of Allowance for Credit Losses

                                                        Six Months Ended
                                                            June 30,
                                                     ----------------------
                                                      2000            1999
                                                     ------          ------

Balance, beginning of period                         $4,436          $3,452

Charge-offs                                             165             190
Recoveries                                               71              35
                                                     ------          ------

Net Charge-offs                                          94             155
                                                     ------          ------

Allowance charged to operations                         876             413
                                                     ------          ------

Balance, end of period                               $5,218          $3,710
                                                     ======          ======

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                            0.04%           0.09%
                                                     ======          ======

Ratio of allowance for loan loss to
          month end loans                              1.14%           0.95%
                                                     ======          ======

10.  Nonperforming Assets

                                                        June 30,   December 31,
                                                         2000         1999
                                                        ------       ------

Nonaccrual (1)                                          $3,752       $1,195
Past due 90 days or more and still accruing interest       173          117
Other real estate                                          179          534
Renegotiated troubled debt                                  --           --

(1) Other than amounts listed above, there are no other loans which: (a) represent or result from trends or uncertainties which management reasonably expects will materially affect future operating results, liquidity, or capital resources, or (b) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

Summary

Net income for the quarter ended June 30, 2000, of $1.5 million was a 25.7% increase over the $1.2 million earned in the second quarter last year. Diluted earnings per share for the current quarter was $0.33 per share, a 26.9% increase from $0.26 reported one year earlier. For the six months to date, earnings of $3.0 million were 27.7% over the same period in 1999.

Assets at June 30, 2000 reached $631.2 million, an increase of $71.4 million compared to $560.0 million one year earlier. Assets have increased $42.8 million since December 31, 1999. The increase in assets is due to loan growth of $65.3 million over the proceeding twelve months, with $13.3 million of this growth occurring in the second quarter of 2000.

To support this asset growth over the past year, deposits have increased $48.5 million, and other borrowings have increased $30.0 million.

Interest Income and Interest Expense

Second quarter total interest income was $12.6 million, an increase of 21.4% over the same quarter last year. Average earning assets for the quarter were $593.1 million, compared to $524.7 million for the year ago period. Interest income from loans was $10.5 million, up 27.3% from $8.3 million one year earlier. The increase was driven by a 19.5% increase in average loans, and an increase in the average yield to 9.29% from 8.72%. For the six months ended on June 30, total interest income was up 19.1%, on an 11.9% increase in average assets.

Interest income on investments totaled $1.8 million, for the current quarter, down from $1.9 million for the year ago quarter. The change is attributable to a decrease in average investments from $137.1 million in 1999 to $133.2 million in 2000.

Second quarter total interest expense was $6.9 million compared to $5.4 million from last year, a 29.0% increase. Average interest bearing liabilities for the second quarter 2000 increased 15.4% to $517.4 million. Overall cost of funds for the second quarter was 5.36% and 4.80% for 2000 and 1999, respectively. Total interest expense for the first six months of 2000 was $13.3 million, a 24.3% increase over the $10.7 million expense in 1999.

Interest expense on deposits for the quarter increased 20.7% to $6.1 million as average interest bearing deposits increased 10.3% to $455.2 million. The average rate for the quarter on interest bearing deposits increased to 5.35% from 4.89% one year earlier.

Interest expense on federal funds purchased and other borrowings was $851,000, up 151.3%, from $339,000 in the second quarter of 1999. The increase is primarily attributable to an increase in average purchased funds from $35.8 million in the 1999 second quarter compared to $62.2 million in the 2000 second quarter.

Comparable net interest margins as follows:

                                             Liability      Interest Rate
Time Period              Asset Yield           Rate            Spread
-----------              -----------         ---------      -------------
Second Quarter, 2000        8.54%       -      5.36%     =      3.18%
Second Quarter, 1999        7.93%       -      4.80%     =      3.13%

Year to Date, 2000          8.40%       -      5.24%     =      3.16%
Year to Date, 1999          7.87%       -      4.80%     =      3.07%

Noninterest Income and Expense

Noninterest income in the second quarter this year increased 15.0% to $760,000. For the current quarter, net securities gains were $1,000 compared to $5,000 recorded one year earlier. For the current quarter, net gains on sales of mortgages were $37,000 compared to $51,000 recorded one year earlier, a decrease of $14,000. Increases in noninterest income primarily resulted from deposit service charges. Deposit service charges increased 19.0% to 517,000 for the 2000 second quarter compared to $434,000 in the same period last year. Bankcard fees decreased slightly for the 2000 second quarter to $126,000 from $130,000 recorded last year. The credit card and merchant discount operations were sold during the first quarter 2000. Total noninterest for the first six months was $1.6 million, a 13.9% increase over 1999. Deposit service charges of $961,000 for the six months were 19.7% higher this year than the $802,000 recorded last year.

Noninterest expense for the second quarter of 2000 was $3.9 million, a 4.2% increase from the second quarter of 1999. The increase is due to a $63,000, or 3.0%, increase in salaries and modest increases in other expense categories. Bankcard processing expense was $75,000 and $114,000 for the 2000 second quarter and 1999 second quarter, respectively. These expenses have decreased since the Company's credit card operations were sold during the first quarter 2000. This year's six-month noninterest expenses of $7.3 million were 1.1% higher than that same time period last year.

The provision for loan losses was funded at a higher level due to overall loan growth. Consolidated provision expense for the second quarter was $340,000 compared to $184,000 in the second quarter of 1999. The allowance ratio at quarter end stood at 1.14% for 2000, compared to 0.95% in 1999. For the 2000 six months, the provision totaled $876,000, compared to $413,000 for the same period in 1999.

The effective income tax rate of 32.3% for the six months of 2000 did not change from the same period of 1999.

Financial Condition

The Company's total assets at June 30, 2000 and 1999, were $631.2 million and $559.8 million, respectively. The $71.4 million increase represents a 12.8% increase over one year earlier. Since December 31, 1999, assets have increased $42.8 million. Average earning assets for the current quarter were $593.1 million, or 13.0% higher than the $524.7 million average in the same quarter last year.

Loans at June 30, 2000, totaled $457.9 million compared to $391.6 million one year earlier, an increase of 16.9%. Loans have increased 10.6% from $414.0 million at December 31, 1999. Average loans for the quarter were $453.0 million, or 19.5% higher than one year ago.

Investment securities of $134.7 million at June 30, 2000, were slightly lower than the $135.3 million one year earlier. Average investment securities were $133.2 million and $137.1 million for the 2000 and 1999 second quarter, respectively.

Deposits totaled $511.3 million at June 30, 2000, an 10.5% increase versus one year ago, and a 5.6% increase over the $484.2 million recorded at December 31, 1999. At June 30, 2000, noninterest bearing deposits were $50.2 million, or 9.8% of total deposits. The new FNB Southeast branches in Greensboro and Burgaw, North Carolina, have contributed $15.6 million to the company's deposit growth during the first six months of 2000.

At the end of the current quarter, borrowings at the Federal Home Loan Bank of Atlanta totaled $52.5 million. The Company has access to approximately $88.5 million line of credit at the Federal Home Loan Bank of Atlanta through its subsidiaries. In recent years, the Company has increasingly utilized these borrowings to supplement deposit growth in order to fund loan growth.

Shareholders' equity increased to $52.5 million at quarter end, compared to $50.7 million at the previous year-end.

Asset Quality

The allowance ratio at June 30, 2000, stood at 1.14% compared to 1.07% at December 31, 1999, and 0.95% at June 30, 1999. For the second quarter 2000, provision charges against earnings totaled $340,000 compared to $184,000 in the second quarter one year earlier. Net loan losses for the quarter totaled $54,000, or a 0.05% annualized loss ratio based on average loans outstanding.

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

Other real estate owned decreased to $179,000 at June 30, 2000, compared to $534,000 at December 31, 1999. The decline resulted from the sale of other real estate during the year. A loss of $58,000 was recorded in conjunction with the sale of such property.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina, the Office of Thrift Supervision and the Federal Reserve, which are the primary regulatory agencies for FNB Southeast, Black Diamond and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As shown in the table below, the Company and its wholly-owned subsidiaries, have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of June 30, 2000.

                             Regulatory Guidelines                                 Actual
                       -----------------------------------    -------------------------------------------------
                            Well             Adequately                             FNB          Black Diamond
Ratio                   Capitalized         Capitalized          Company         Southeast
                       ---------------     ---------------    --------------    -------------    --------------

Total Capital               10.0%                8.0%             13.5%            13.6%             12.1%
Tier 1 Capital               6.0                 4.0              12.3             12.5              10.6
Leverage Capital             5.0                 4.0               8.9              9.2               6.7

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

Defaults Upon Senior Securities

                  Not Applicable.

ITEM 4.

Submission of Matters to a Vote of Security Holders

         On May 18, 2000, at the annual meeting of the Company's shareholders, the following proposals were voted on by shareholders.

         Proposal One

         To elect three nominees to serve as Class I Directors, each to serve a three-year term until the Annual Meeting of Shareholders in 2003.

         To elect one nominee to serve as Class II Director, to serve a one-year term until the Annual Meeting of Shareholders in 2001.

         To elect one nominee to serve as Class III Director, to serve a two-year term until the Annual Meeting of Shareholders in 2002.

         Directors elected were Ernest J. Sewell, Charles A. Britt, Barry Z. Dodson, Don M. Green, and Gary G. Blosser.

         Votes for each nominee were as follows:

         CLASS         NOMINEE                   FOR           WITHHELD
         -----         -------                ---------        --------
          I        Ernest J. Sewell           3,317,786         30,519
          I        Charles A. Britt           3,317,786         30,519
          I        Barry Z. Dodson            3,317,786         30,519
          II       Don M. Green               3,313,649         34,656
          III      Gary G. Blosser            3,312,964         35,341

         The following directors continue in office after the meeting: Willard
         B. Apple, Jr., O. Eddie Green, Clifton G. Payne, Joseph H. Kinnarney, Elton H. Trent, Jr., and Kenan C. Wright.

         Proposal Two

         To ratify the selection by the Board of Directors of PricewaterhouseCoopers, LLP as the Company's independent auditors for the 2000 fiscal year.

         FOR -   3,320,643

         AGAINST -   1,200

         ABSTAIN -   26,462

ITEM 5.

Other Information.

         None.

ITEM 6.

Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.01 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FNB FINANCIAL SERVICES CORPORATION
                                   (Registrant)



Date  August 11, 2000              /s/ Michael W. Shelton
                                   --------------------------------------------
                                               Michael W. Shelton
                                   (Vice President and Chief Financial Officer)