Form 10-Q
period 2000-09-30
FNB FINANCIAL SERVICES CORP
filed 2000-11-13
CIK 742679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 2000.

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

Yes  [X]       No  [ ]

4,485,278 common shares were outstanding as of November 2, 2000, with a par value per share of $1.00

                       FNB FINANCIAL SERVICES CORPORATION
                                AND SUBSIDIARIES

                                      INDEX

                                                                     PAGE NUMBER

PART   I   FINANCIAL INFORMATION

ITEM   1   Financial Statements

           Consolidated Balance Sheets
           September 30, 2000 and December 31, 1999                         1

           Consolidated Statements of Income and Comprehensive Income
           Three months and nine months ended September 30, 2000 and 1999   2

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 2000 and 1999                  3 - 4

           Notes to Consolidated Financial Statements                     5 - 9

ITEM   2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10 - 14

ITEM   3   Quantitative and Qualitative Disclosures About Market Risk      14


PART   II  OTHER INFORMATION

ITEM   1   Legal Proceedings                                               15

ITEM   2   Changes in Securities and Use of Proceeds                       15

ITEM   3   Defaults Upon Senior Securities                                 15

ITEM   4   Submission of Matters to a Vote of Security Holders             15

ITEM   5   Other Information                                               15

ITEM   6   Exhibits and Reports on Form 8 - K                              15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB Financial Services Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                   September 30,      December 31,
                                                                       2000               1999
                                                                     Unaudited          Audited
                                                                     ---------         ---------
ASSETS

Cash and due from banks                                              $ 27,305          $ 24,391
Investment securities:
     Securities available for sale                                    134,346           129,457
     Federal Home Loan Bank and Federal Reserve Bank Stock              3,610             2,561
Loans, net allowance for credit losses of $5,270 at September
     30, 2000, and $4,436 at December 31, 1999                        476,257           409,575
Premises and equipment, net                                            12,047             9,807
Accrued income and other assets                                        12,207            12,628
                                                                     --------          --------

               Total Assets                                          $665,772          $588,419
                                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                             $ 51,732          $ 47,915
     Interest bearing                                                 501,961           436,327
                                                                     --------          --------
               Total deposits                                         553,693           484,242

Federal funds purchased and retail repurchase agreements               10,339            15,599
Other borrowings                                                       42,500            31,500
Accrued expenses and other liabilities                                  4,530             6,348
                                                                     --------          --------

               Total liabilities                                      611,062           537,689
                                                                     --------          --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                 --                --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,485,278 at September 30, 2000
               and 4,478,545 at December 31, 1999                       4,485             4,479
Paid-in capital                                                        25,725            25,653
Retained earnings                                                      26,424            23,458
Accumulated other comprehensive income (loss)                          (1,924)           (2,860)
                                                                     --------          --------

               Total shareholders' equity                              54,710            50,730
                                                                     --------          --------

               Total Liabilities and Shareholders' Equity            $665,772          $588,419
                                                                     ========          ========

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                       ----------------------------        ----------------------------
                                                          2000              1999              2000              1999
                                                       ----------        ----------        ----------        ----------

Interest income
     Loans                                             $   11,317        $    8,877        $   31,487        $   25,111
     Federal funds sold and overnight deposits                179                52               350               181
     Investment securities
               Taxable                                      1,767             1,845             5,307             5,639
               Tax exempt                                     200                79               514               254
     Other                                                     57                52               179               137
                                                       ----------        ----------        ----------        ----------

               Total interest income                       13,520            10,905            37,837            31,322
                                                       ----------        ----------        ----------        ----------

Interest expense
     Deposits                                               6,935             5,098            18,679            14,933
     Federal funds purchased and other
       borrowings                                             897               535             2,424             1,379
                                                       ----------        ----------        ----------        ----------

               Total interest expense                       7,832             5,633            21,103            16,312
                                                       ----------        ----------        ----------        ----------

Net interest income                                         5,688             5,272            16,734            15,010
Provision for credit losses                                   370               705             1,246             1,117
                                                       ----------        ----------        ----------        ----------

Net interest income after provision for credit
loss                                                        5,318             4,567            15,488            13,893

Other income
     Service charges on deposit accounts                      606               478             1,566             1,280
     Net gain on sale of loans                                 19                20                71               131
     Net gain on sale of credit card operations                --                --               148                --
     Net gain on securities available for sale                 62                 3                62                98
     Other income                                              45               186               451               553
                                                       ----------        ----------        ----------        ----------

               Total other income                             732               687             2,298             2,062

Other expenses
     Salaries and employee benefits                         2,198             2,113             6,263             6,209
     Occupancy expense                                        234               186               630               565
     Furniture and equipment expense                          372               260             1,066               942
     Insurance expense, including FDIC
       assessment                                              75                28               163                81
     Printing and supply expense                               69                91               212               264
     Merger related cost                                       --               675                --               675
     Other expenses                                           824               923             2,758             2,784
                                                       ----------        ----------        ----------        ----------

               Total other expenses                         3,772             4,276            11,092            11,520

Income before income taxes                                  2,278               978             6,694             4,435
Income tax expense                                            794               638             2,222             1,755
                                                       ----------        ----------        ----------        ----------

Net income                                                  1,484               340             4,472             2,680
Other comprehensive income (loss)                           1,322               312               936            (2,614)
                                                       ----------        ----------        ----------        ----------


Comprehensive income (loss)                            $    2,806        $      652        $    5,408        $       66
                                                       ==========        ==========        ==========        ==========

Per share data
     Net income, basic                                 $     0.33        $     0.08        $     1.00        $     0.60
     Net income, diluted                               $     0.33        $     0.07        $     0.99        $     0.58
     Cash dividends                                    $     0.11        $     0.11        $     0.33        $     0.27
Weighted average shares outstanding, basic              4,485,209         4,467,803         4,483,468         4,465,852
Weighted average shares outstanding, diluted            4,528,485         4,547,866         4,525,720         4,619,847

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                         2000             1999
                                                                                       --------         --------

Cash flows from operating activities:
          Interest received                                                            $ 36,893         $ 30,023
          Fees and commissions received                                                   2,812            2,919
          Interest paid                                                                 (20,182)         (16,560)
          Noninterest expense paid                                                      (11,132)          (9,897)
          Income taxes paid                                                              (3,049)          (1,938)
          Proceeds from mortgage loans                                                    1,849            7,654
                                                                                       --------         --------

               Net cash provided by operating activities                                  7,191           12,201
                                                                                       --------         --------

Cash flows from investing activities:
          Proceeds from sales of securities available for sale                            5,179           60,402
          Proceeds from maturities of securities available for sale                         488           19,245
          Purchase of securities                                                        (12,404)         (62,860)
          Capital expenditures                                                           (3,082)            (846)
          (Increase) decrease in other real estate owned                                    304              974
          (Increase) decrease in loans                                                  (68,525)         (44,305)
                                                                                       --------         --------

               Net cash used in investing activities                                    (78,040)         (27,390)
                                                                                       --------         --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest checking accounts          (5,165)            (422)
          Increase (decrease) in time deposits                                           74,616            6,819
          Increase (decrease) in federal funds purchased and retail repurchase
            agreements                                                                   (5,260)            (946)
          Increase (decrease) in other borrowings                                        11,000           10,000
          Proceeds from issuance of common stock                                             77              422
          Repurchase of common stock                                                         --           (2,084)
          Dividends paid                                                                 (1,505)          (1,054)
                                                                                       --------         --------

               Net cash provided by financing activities                                 73,763           12,735
                                                                                       --------         --------

Net increase (decrease) in cash and cash equivalents                                      2,914           (2,454)
Cash and cash equivalents, January 1                                                     24,391           15,728
                                                                                       --------         --------

Cash and cash equivalents, September 30                                                $ 27,305         $ 13,274
                                                                                       ========         ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                                     $    202         $    192
                                                                                       ========         ========

FNB Financial Services Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               -----------------------
                                                                                 2000            1999
                                                                               -------         -------

Net income                                                                     $ 4,472         $ 2,680

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                            1,246           1,117
          Depreciation                                                             859             716
          Accretion and amortization                                               301             366
          (Gain) loss on sale of securities available for sale                     (62)            (98)
          (Gain) loss on sale of mortgage loans                                     71            (131)
          Proceeds from mortgage loans                                           1,849           7,654
          (Gain) loss on other assets                                             (148)             58
          (Increase) decrease in accrued income and other assets                   421            (748)
          Increase (decrease) in accrued expenses and other liabilities         (1,818)            587
                                                                               -------         -------

               Net cash provided by operating activities                       $ 7,191         $12,201
                                                                               =======         =======

FNB Financial Services Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   Significant Activities

     On August 31, 1999, FNB Financial Services Corporation ("the Company") completed the acquisition of Black Diamond Savings Bank, F.S.B., ("Black Diamond") through the issuance of 1.3333 shares of the Company's common stock for each share of Black Diamond's outstanding common stock, or 1,113,997 shares. The acquisition has been accounted for as a pooling of interests, and accordingly, all historical financial information has been restated to include the balances and operations of both entities.

     Separate information of the pooled entities for the year ended December 31, 1999, is as follows:

     (Dollars in thousands)    FNB Southeast    Black Diamond      Combined
                               -------------    -------------    --------------
     Total assets                 $ 445,172        $ 143,247        $ 588,419
     Total income                    34,477           11,033           45,410
     Net interest income             16,749            3,678           20,427
     Net income                       3,744              504            4,248

     During April of this year, FNB Southeast ("the Bank") opened three new offices in North Carolina. The Bank added two full-service banking offices in Greensboro, and a Wilmington office with primary emphasis in construction and mortgage lending.

     As of September 30, 2000, FNB Southeast operated thirteen offices in North Carolina, and Black Diamond operated five offices in Virginia.

     On October 6, 2000, the five Virginia branches of Black Diamond Savings Bank were converted into branches of FNB Southeast. This consolidation creates one North Carolina chartered commercial bank held by the Company.

3.   Comprehensive Income

     The Company's other comprehensive income for the three and nine month periods ended September 30, 2000, and 1999 consists of unrealized gains and losses on available for sale securities, net of related income taxes.

4.   Segment information

     During the year ended December 31, 1998, the Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     Information at September 30, and for the nine months ended September 30, related to the Company's segments is as follows:

     (Dollars in thousands)      FNB Southeast    Black Diamond      Combined
                                 -------------    -------------    -------------
     September 30, 2000
     ------------------
     Total assets                   $ 512,038        $ 153,734       $ 665,772
     Total income                      30,997            9,138          40,135
     Net income                         3,631              841           4,472

     September 30, 1999
     ------------------
     Total assets                     425,448          134,595         560,043
     Total income                      25,322            8,062          33,384
     Net income                         2,477              203           2,680

5.   Net Income Per Share

     Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                  ------------------------      ------------------------
                                                     2000           1999          2000           1999
                                                  ---------      ---------      ---------      ---------

Weighted average number of shares
        used in basic EPS                         4,485,209      4,467,803      4,483,468      4,465,852
Effect of dilutive stock options                     43,276         80,063         42,252        153,995
                                                  ---------      ---------      ---------      ---------

Weighted average number of common
        shares and dilutive potential common
        shares used in dilutive EPS               4,528,485      4,547,866      4,525,720      4,619,847
                                                  =========      =========      =========      =========

     As of September 30, 2000, there were 745,808 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6.   Investment Securities Available for Sale

                                                      September 30, 2000          December 31, 1999
                                                    ----------------------      ----------------------
     (Dollars in thousands)                         Amortized       Fair        Amortized      Fair
                                                      Cost          Value         Cost         Value
                                                    --------      --------      --------      --------

U.S. Treasury securities                            $    200      $    200      $    200      $    200
U.S. Agency securities                               119,285       116,219       122,604       118,002
State and municipal obligations                       16,260        16,550         9,989         9,959
Other debt securities                                  1,220         1,166         1,340         1,284
Other equity                                             211           211            12            12
                                                    --------      --------      --------      --------

Total investment securities available for sale      $137,176      $134,346      $134,145      $129,457
                                                    ========      ========      ========      ========

7.   Loans

                                        September 30, 2000    December 31, 1999
                                        ------------------    -----------------
(Dollars in thousands)
Loan Category
  Real estate - commercial                    $126,208              $115,434
  Real estate - residential                    139,011               129,922
  Real estate - construction                    55,077                34,680
  Commercial, financial and agricultural        76,134                58,002
  Consumer - direct                             38,849                32,778
  Consumer - home equity                        37,665                32,836
  Consumer - other                               6,117                 9,605
                                              --------              --------

          Subtotal loans                      $479,061              $413,257

          Loans held for sale                    2,466                   754
                                              --------              --------

          Gross Loans                         $481,527              $414,011
                                              ========              ========

8.   Allocation of Allowance for Credit Losses

                                                     September 30, 2000                     December 31, 1999
                                              ----------------------------------    ----------------------------------
                                                                % of Loans in                         % of Loan in
(Dollars in thousands)                                          Each Category                         Each Category
                                                Allowance       to Total Loans        Allowance       to Total  Loans
                                              -------------    -----------------    -------------    -----------------
Balance at end of period applicable to:

     Real estate - construction                     $    6               11%              $   50                8%
     Real estate - mortgage                            952               29                  868               60
     Commercial                                      2,688               43                2,087               14
     Consumer                                        1,549               17                1,276               18
     General                                            75                0                  155                0
                                              -------------    -----------------    -------------    -----------------

          Total allocation                          $5,270              100%              $4,436              100%
                                              =============    =================    =============    =================

9.   Analysis of Allowance for Credit Losses

                                                     Nine Months Ended
                                                       September 30,
                                                    -------------------
(Dollars in thousands)                               2000         1999
                                                    ------       ------

Balance, beginning of period                        $4,436       $3,452

Charge-offs                                            537          306
Recoveries                                             125           59
                                                    ------       ------

Net Charge-offs                                        412          247
                                                    ------       ------

Allowance charged to operations                      1,246        1,117
                                                    ------       ------

Balance, end of period                              $5,270       $4,322
                                                    ======       ======

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                           0.12%        0.09%
                                                    ======       ======

Ratio of allowance for loan loss to
          month end loans                             1.09%        1.08%
                                                    ======       ======

10.  Nonperforming Assets

                                        September 30,    December 31,
(Dollars in thousands)                      2000             1999
                                        -------------    ------------

Nonaccrual (1)                                $3,657          $1,195
Past due 90 days or more and
   still accruing interest                        53             117
Other real estate                                230             534
Renegotiated troubled debt                        --              --

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

11.  New Accounting Pronouncements

     In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Based on its operations at September 30, 2000, management does not expect this standard to have a material effect on the Company's financial statements.

     In October of 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of SFAS 125. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Based on its operations at September 30, 2000, management does not expect this standard to have a material effect on the Company's financial statements.

     In April of 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 was effective July 1, 2000. This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. Based on its operations at September 30, 2000, management does not expect this interpretation to have a material effect on the Company's financial statements.

     In December of 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements". SAB 101, as amended, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This staff accounting bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Based on its operations at September 30, 2000, management does not expect his interpretation to have a material effect on the Company's financial statements.

PART I - ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including the risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission.

Summary

Net income for the quarter ended September 30, 2000, of $1.5 million was a 338.0% increase over the $339,000 earned in the third quarter last year. Diluted earnings per share for the current quarter was $0.33 per share, a 371.4% increase from $0.07 reported one year earlier. For the nine months to date, earnings of $4.5 million were 66.9% over $2.7 million in the same period in 1999. Net income in the same period of 1999 was affected by $972,000 in after tax merger costs from the acquisition of Black Diamond.

Assets at September 30, 2000 reached $665.8 million, an increase of $77.4 million since December 31, 1999. The increase in assets is due to loan growth of $67.5 million over the first nine months of 2000, with $23.6 million of this growth occurring in the third quarter of 2000. To support this asset growth over the past nine months, deposits have increased $69.5 million, and other borrowings have increased $11.0 million.

Interest Income and Interest Expense

Third quarter total interest income was $13.5 million, an increase of 21.4% over the same quarter last year. Average earning assets for the quarter were $620.9 million, compared to $535.3 million for the year ago period. Interest income from loans was $11.3 million, up 27.5% from $8.9 million in the third quarter of 1999. The increase was driven by an 18.4% increase in average loans, and an increase in the average yield to 9.64% from 8.95%. For the nine months ended on September 30, total interest income was up 20.8% to $37.8 million from $31.3 million in the same period in 1999, on a 13.1% increase in average assets.

Interest income on investments totaled $2.0 million, for the current quarter, up slightly from $1.9 million for the year ago quarter. The change is attributable to an increase in tax exempt bonds in the investment portfolio. Investment income for the nine month period decreased from $5.9 million in 1999 to $5.8 million in 2000.

Third quarter total interest expense was $7.8 million compared to $5.6 million from the third quarter of last year, a 39.0% increase. Average interest bearing liabilities for the third quarter 2000 increased 17.7% to $542.5 million from $460.9 million for the third quarter of 1999. Overall cost of funds for the third quarter was 5.77% and 4.89% for 2000 and 1999, respectively. Total interest expense for the first nine months of 2000 was $21.1 million, a 29.4% increase over the $16.3 million expense for the first nine months of 1999.

Interest expense on deposits for the quarter increased 27.7% to $6.9 million as average interest bearing deposits increased 14.1% to $480.0 million. The average rate for the quarter on interest bearing deposits increased to 5.78% from 4.95% one year earlier. Deposit interest expense for the nine months ended September 30, increased from $14.9 million in 1999 to $18.7 million in 2000.

Interest expense on federal funds purchased and other borrowings was $897,000, up 133.6%, from $384,000 in the third quarter of 1999. The increase is primarily attributable to an increase in average purchased funds from $40.2 million in the 1999 third quarter compared to $102.7 million in the 2000 third quarter. Interest expenses for this category increased from $1.4 million in 1999 to $2.4 million in 2000 for the nine months ended September 30.

Comparable net interest margins as follows:

                                          Liability
Time Period             Asset Yield          Rate         Interest Rate Spread
-----------             -----------       ---------       --------------------
Third Quarter, 2000        8.78%      -      5.77%    =           3.01%
Third Quarter, 1999        8.18%      -      4.89%    =           3.29%

Year to Date, 2000         8.53%      -      5.42%    =           3.11%
Year to Date, 1999         7.97%      -      4.85%    =           3.12%

Noninterest Income and Expense

Noninterest income in the third quarter this year increased 4.9% to $732,000 from the $687,000 in the same period last year. For the current quarter, net securities gains were $62,000 compared to $13,000 recorded in the same period one year earlier. During this year's third quarter, net gains on sale of mortgages were $19,000 compared to $22,000 recorded in the same period one year earlier, a decrease of $3,000. Increases in noninterest income primarily resulted from deposit service charges. Deposit service charges increased 26.8% to $606,000 for the 2000 third quarter compared to $478,000 in the same period last year. Total noninterest income for the first nine months was $2.3 million, a 10.9% increase over the same period in 1999. Deposit service charges of $1.6 million for the nine months were 22.4% higher this year than the $1.3 million recorded in the same period last year.

Noninterest expense for the third quarter of 2000 was $3.8 million, an 11.8% decrease from the third quarter of 1999. These expenses include an $84,000, or 4.0%, increase in salaries and modest increases in other expense categories. The third quarter 1999 noninterest expenses include $675,000 in costs related to the merger with Black Diamond. This year's nine-month noninterest expenses of $11.1 million were 3.7% lower than $11.5 million in the same period last year.

The provision for loan losses was lower than last year's third quarter when the provision was increased due to the acquisition of Black Diamond. Consolidated provision expense for the third quarter of 2000 was $370,000 compared to $705,000 in the third quarter of 1999. The allowance ratio at quarter end stood at 1.09% for 2000, compared to 1.08% in 1999. For the 2000 nine months, the provision totaled $1.2 million, compared to $1.1 million for the same period in 1999.

The effective income tax rate of 33.2% for the first nine months of 2000 was lower than the 39.6% rate for the same nine month period of 1999. The tax rate for 1999 was higher due to the tax treatment of non-deductible merger related costs incurred during the third quarter.

Financial Condition

The Company's total assets at September 30, 2000 and 1999, were $665.8 million and $562.1 million, respectively. The $103.7 million increase represents an 18.5% increase over one year earlier. Since December 31, 1999, assets have increased $77.3 million. Average earning assets for the 2000 third quarter were $620.9 million, or 16.0% higher than the $535.3 million average in the same quarter last year.

Loans at September 30, 2000, totaled $481.5 million compared to $401.0 million one year earlier, an increase of 20.1%. Loans have increased 16.3% from $414.0 million at December 31, 1999. Average loans for the third quarter of 2000 were $469.3 million, or 18.4% higher than $396.5 million in this same period one year ago.

Investment securities of $138.0 million at September 30, 2000, were 4.4% higher than the $132.1 million one year earlier. Average investment securities were $136.2 million and $132.9 million for the 2000 and 1999 third quarters, respectively.

Deposits totaled $553.7 million at September 30, 2000, an 18.8% increase versus $465.9 million one year ago, and a 14.3% increase over the $484.2 million recorded at December 31, 1999. At September 30, 2000, noninterest bearing deposits were $51.7 million, or 9.3% of total deposits. The new FNB Southeast branches in Greensboro and Burgaw, North Carolina, contributed $23.9 million to the Company's deposit growth during the first nine months of 2000.

At the end of the 2000 third quarter, borrowings at the Federal Home Loan Bank of Atlanta totaled $42.5 million. The Company has access to approximately $88.5 million line of credit at the Federal Home Loan Bank of Atlanta through its subsidiaries. In recent years, the Company has increasingly utilized these borrowings to supplement deposit growth in order to fund loan growth.

Shareholders' equity increased to $54.7 million at the end of the third quarter 2000, compared to $50.8 million at December 31, 1999.

Asset Quality

The allowance ratio at September 30, 2000, stood at 1.09% compared to 1.07% at December 31, 1999, and 1.08% at September 30, 1999. For the third quarter 2000, provision charges against earnings totaled $370,000 compared to $705,000 in the third quarter one year earlier. The third quarter 1999 included charges taken for the Black Diamond merger. Net loan losses for the quarter totaled $409,000, or a 0.12% annualized loss ratio based on average loans outstanding.

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

Other real estate owned decreased to $230,000 at September 30, 2000, compared to $534,000 at December 31, 1999. The decline resulted from the sale of other real estate during the year. A loss of $90,000 was recorded in conjunction with the sale of such property during the first nine months of 2000.

Capital Resources

Banks and bank holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina, the Office of Thrift Supervision and the Federal Reserve, which are the primary regulatory agencies for FNB Southeast, Black Diamond and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. As shown in the table below, the Company and its wholly-owned subsidiaries, have capital levels exceeding the minimum levels for "well capitalized" banks and bank holding companies as of September 30, 2000.

                                Regulatory Guidelines                                 Actual
                          -----------------------------------    -------------------------------------------------
                               Well             Adequately                             FNB              Black
Ratio                      Capitalized         Capitalized          Company         Southeast          Diamond
                          ---------------     ---------------    --------------    -------------    --------------

Total Capital                   10.0%                  8.0%             12.9%            12.9%             12.0%
Tier 1 Capital                   6.0                   4.0              11.8             11.9              10.6
Leverage Capital                 5.0                   4.0               8.5              8.9               6.6

New Accounting Pronouncements

In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Based on its operations at September 30, 2000, management does not expect this standard to have a material effect on the Company's financial statements.

In October of 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of SFAS 125. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Based on its operations at September 30, 2000, management does not expect this standard to have a material effect on the Company's financial statements.

In April of 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 was effective July 1, 2000. This interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Based on its operations at September 30, 2000, management does not expect this interpretation to have a material effect on the Company's financial statements.

In December of 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements". SAB 101, as amended, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This staff accounting bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Based on its operations at September 30, 2000, management does not expect his interpretation to have a material effect on the Company's financial statements.

Liquidity Management

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawal, loan funding, dividends to shareholders, and general corporate activities create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturities, calls and sales of investment securities, principal and interest payments on loans, access to borrowed funds or lines of credit, and profits. Internal liquidity analysis indicates the Company has the ability to generate sufficient amounts of cash to cover day-to-day activity and fund earning assets growth over the rolling twelve month period ending September 30, 2001.

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



                                    FNB FINANCIAL SERVICES CORPORATION
                                    (Registrant)



November 10, 2000                   /s/ Michael W. Shelton
                                    --------------------------------------------
                                                 Michael W. Shelton
                                    (Vice President and Chief Financial Officer)