Form 10-K
period 2000-12-31
FNB FINANCIAL SERVICES CORP
filed 2001-03-30
CIK 742679

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000
                                   -----------------

[   ]    Transition Report Under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

          For the transition period from ____________ to ____________


                         Commission file number 0-13086
                                                -------

                       FNB Financial Services Corporation
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)



        North Carolina                                 56-1382275
 ------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  202 South Main Street Reidsville, North Carolina                27320
 -------------------------------------------------             -----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (336) 342-3346


      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None

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

               Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ X ]

               The aggregate market value of the registrant's Common Stock at March 9, 2001, held by those persons deemed by the registrant to be non-affiliates, based on the average bid and asked price of the Common Stock on that day, was approximately $51.4 million.

               As of March 9, 2001, (the most recent practicable date), the registrant had outstanding 4,493,202 shares of Common Stock, $1.00 per value.

                       Documents Incorporated By Reference

                                Document                     Where Incorporated
                                --------                     ------------------

1.  Proxy  Statement for the Annual Meeting of Shareholders      Part III
    to be held May 17, 2001 to be mailed to shareholders within 120 days of December 31, 2000.

2.  Registrant's   Statement   on  Form   S-2   (File   No.      Part IV
    333-47203).  Filed  with the  Securities  and  Exchange
    Commission on March 3, 1998.

                           Form 10-K Table of Contents

Index                                                                                 PAGE
-----                                                                                 ----

PART I

     Item 1.     Business..............................................................  1
     Item 2.     Properties............................................................ 18
     Item 3.     Legal................................................................. 19
     Item 4.     Submission of Matters to a Vote of Security Holders................... 19

PART II

     Item 5.     Market for Registrant's Common Equity and Related Stockholder
                  Matters.............................................................. 19
     Item 6.     Selected Financial Data............................................... 20
     Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................ 22
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk............ 27
     Item 8.     Financial Statements and Supplementary Data........................... 38
     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure................................................. 61

PART III

     Item 10.   Directors and Executive Officers of the Registrant..................... 61
     Item 11.   Executive Compensation................................................. 61
     Item 12.   Security Ownership of Certain Beneficial Owners and Management......... 61
     Item 13.   Certain Relationships and Related Transactions......................... 61

PART IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....... 61

                                     PART I

Item 1. Business

General

               FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company with consolidated assets of $685.9 million, deposits of $569.4 million and shareholders' equity of $56.4 million, each as of December 31, 2000. The Company was organized in 1984 as a North Carolina bank holding company, although its predecessor and wholly-owned subsidiary, FNB Southeast (the "Bank" or "Subsidiary Bank"), opened as Rockingham Savings Bank and Trust in 1910, and was then chartered as a national bank in 1918 under the name of First National Bank of Reidsville. Effective March 15, 1999, FNB Southeast changed its charter from a national bank to a North Carolina state bank. The Company filed an election with the Federal Reserve Board to become a financial holding company on January 23, 2001, and became a financial holding company effective February 12, 2001, under the Gramm-Leach-Bliley Act. A financial holding company is permitted to engage in activities that are financial in nature or incidental to a financial activity. The permitted activities of a financial holding company are broader than for a bank holding company.

               Historically, the Company has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. On August 31, 1999, the Company acquired Black Diamond Savings Bank, FSB ("Black Diamond"), a federal savings bank headquartered in Norton, Virginia. By the end of 2000, FNB Southeast had increased its number of North Carolina branches from five to thirteen by closing a branch in Eden and opening nine new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro, Burgaw and Wilmington. The acquisition of Black Diamond added five branches in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. As of, and for the twelve months ended December 31, 1995, the Company reported net interest income, loans and deposits of $10.6 million, $200.1 million and $261.8 million, respectively. As a result of its growth strategy, at December 31, 2000, the Company reported net interest income of $22.7 million, loans of $500.6 million and deposits of $569.4 million.

               FNB Southeast is community oriented and focuses primarily on offering commercial, real estate and consumer loans, and deposit and other financial services to individuals, small to medium-sized businesses and other organizations in its market areas. The Company emphasizes its individualized services and community involvement, while at the same time providing its customers with the financial sophistication and array of products typically offered by larger banks. The Company competes successfully with larger banks located within and outside North Carolina and Virginia by retaining its personalized approach and community focus.

               Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in January 1995, the Company adopted the following three-part strategy: (1) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past five years the Company has: (a) increased the number of its North Carolina banking offices to thirteen by opening new offices in Eden, Ruffin, Madison, Greensboro (three offices), Burgaw and Wilmington (two offices); (b) expanded the number of its full-time personnel by adding new employees, including several new vice presidents and senior vice presidents; (c) completed the merger with Black Diamond to extend the Company's reach into Virginia in the Norton and Harrisonburg markets; (d) completed a systematic review and revision of its loan administration, loan policy and credit procedures; and (e) enhanced its mix of products and services by forming an investment services subsidiary, broadening the scope of its commercial lending activities, and by updating and extending its ATM terminals and network.

               The Company plans to continue to pursue these objectives by strengthening its presence in existing markets and opportunistically reaching into new markets in North Carolina, Virginia and South Carolina. The Company intends to hire qualified personnel to help manage its planned growth and to develop new products that are uniquely consistent with the Company's customer service orientation. The Company also plans, where appropriate, to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

Strategy

               Expand Banking Operations. Throughout most of its 91-year history, the Company's banking activities were centered in Reidsville, North Carolina, located in Rockingham County in the north central part of the State. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new and contiguous markets, such as Wilmington and Greensboro in North Carolina and into Virginia. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

               The Company's expansion strategy, both within and outside of its existing markets, involves three key elements: (i) ascertain which markets may be underserved by financial institutions whose primary focus is to cater to the individualized needs of the customer; (ii) install high-quality, well-trained management to serve the market; and (iii) find reasonably priced facilities. Management believes that it has been successful in implementing these strategic elements in its expansion program to date.

               In August 1999, the Company merged with Black Diamond and acquired offices in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. These branches serve the market areas of Wise, Tazewell, Russell, Lee, Rockingham and Augusta Counties in Virginia. In December 1999, the Company opened a full service banking office in Burgaw, North Carolina. This office serves the Pender County market plus the surrounding area and compliments the Company's presence in adjacent New Hanover County. In April 2000, a second office was opened in Wilmington, North Carolina. This office will service the residential construction market. The Company also opened two additional branches in Greensboro, North Carolina, during April 2000. These two newly constructed facilities supplement the existing office, and the Company now has three full service offices in this dynamic market.

               Seize Market Expansion Opportunities. The Company intends to continue to capitalize on opportunities to enter new and contiguous markets which it believes are underserved as a result of banking consolidation and in which the Company's community oriented philosophy and culture might flourish. The Company believes that there is value to be added by providing the opportunity for greater personalized banking relationships that exist with larger commercial banks in its markets, although the Company also recognizes the need to carefully analyze markets that are already well served by numerous institutions. The Company will continue to distinguish itself by emphasizing high quality, sophisticated services in a hometown environment.

               Establish a Platform for Future Growth. The Company seeks to position itself to manage its expected growth in two fundamental ways: (1)
attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to serving the communities in which they work and live; and (2) finalize a program to upgrade, modify and expand its internal systems, procedures, equipment and software designed to improve marketing and operating efficiencies. The Company will continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products; however, management will continue to make every effort to maintain the Company's personalized approach as pressures to succumb to technological advances mount. The Company believes that FNB Southeast's change from a nationally-chartered bank to a state-chartered bank in March 1999 and its acquisition of Black Diamond are ways in which the Company solidified its foundation for future growth.

               Maintain a Friendly Environment for Employees and Customers. The Company has instituted various programs to instill high morale among its employees, which the Company believes translates into exceptional customer service. The Company holds weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. The Company believes that the overall effect of these programs is to improve morale, customer service and financial performance.

Market Areas

               For operational purposes, the Company groups its markets into four regions: the Triad and Wilmington regions of North Carolina, and the Norton and Harrisonburg regions of Virginia. The Company's deposit market share in Rockingham County, North Carolina as of June 2000, the most recent date for which data are available, was 28.4%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Company's offices, categorized by city.

Region and City
---------------                             Deposits at December 31,
                                  ---------------------------------------------
                                    2000              1999              1998
                                  ---------         ---------         ---------
                                                 (In thousands)

Triad Region:
Reidsville (1)                    $219,474          $177,480          $171,389
Eden (2)                            55,417            59,406            54,040
Madison                             23,387            22,891            21,576
Ruffin                              10,793             9,244             7,418
Greensboro (3)                      57,109            39,614            32,825
                                  --------          --------          --------
          Subtotal                 366,180           308,635           287,248
                                  --------          --------          --------

Wilmington Region:
Wilmington (4)                      47,051            42,332            57,757
Burgaw                              21,125             6,995                --
                                  --------          --------          --------
          Subtotal                  68,176            49,327            57,757
                                  --------          --------          --------

Norton Region:
Norton                              57,936            55,436            53,165
Pennington Gap                      26,772            25,913            22,720
Richlands                           26,258            23,018            21,408
                                  --------          --------          --------
          Subtotal                 110,966           104,367            97,293
                                  --------          --------          --------

Harrisonburg Region:
Harrisonburg (5)                    24,129            21,913            17,297
                                  --------          --------          --------
          Total deposits          $569,451          $484,242          $459,595
                                  ========          ========          ========

(1)  Includes three banking offices for all years.
(2)  Includes two banking offices for 2000 and 1999, and three offices for 1998.
(3)  Includes three banking offices for 2000, and one office for 1999 and 1998.
(4)  Includes two banking offices for 2000, and one office for 1999 and 1998.
(5)  Includes two banking offices for 2000 and 1999, and one office for 1998.

The following is a summary description of the Company's market areas.

               Triad Region - Rockingham County. Rockingham County was formed in 1785 and is located in the north central area of North Carolina. It has a land area of 565 square miles and a population of approximately 90,000. Surrounding counties are Guilford to the south, Caswell to the east, and Stokes to the west. The county is bordered on the north by the Commonwealth of Virginia. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the county. The area is served by U.S. Highways 29, 158 and 220. The county, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its effort to serve its citizens. The North Carolina Employment Security Commission reported a January 2001 unemployment rate of 6.3% for Rockingham County. Business and government leaders in the county have made progress in diversifying the area's economy to make up for job losses in the textile and tobacco industries.

               Triad Region - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, tobacco, machinery, pharmaceuticals, microchips and electronics equipment. Guilford County, with a population of 397,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the North Carolina Employment Security Commission, Guilford County reported an unemployment rate of 3.5% for January 2001, compared to a statewide rate of 4.7%.

               Wilmington  Region.  Wilmington is the county seat and industrial center of New Hanover County. The total population of New Hanover County is approximately 156,000. The county is served by Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the Wilmington region produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern North Carolina. The North Carolina Employment Security Commission reported a January 2001 unemployment rate of 4.1% for New Hanover County.

               Norton Region. Norton is located in southwestern Virginia in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. The Subsidiary Bank operates branches in Norton (Wise County), Pennington Gap (Lee County) and Richlands (Tazewell County). For October 2000, the Virginia Employment Commission reported the unemployment rate in Wise County was 5.9%, an improvement over recent years.

               Harrisonburg Region. Rockingham County is centrally located in the Shenandoah Valley in west central Virginia. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. The area is served by Interstate Highway 81, several primary U. S. highways, the Shenandoah Valley Regional Airport and a major rail connection. FNB Southeast operates two branches in Harrisonburg, serving the counties of Rockingham and Augusta. According to the Virginia Employment Commission, the October 2000 unemployment rate for Harrisonburg was 1.3%.

Lending Activities

               General. The Company offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized business and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company has also established niche markets such as residential construction lending in local markets and airplane lending in markets throughout the southeastern United States. The Company's total loans at December 31, 2000, were $500.6 million, or 95.0% of total earning assets. The Company also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2000, the Company had no large loan concentrations (exceeding ten percent of its portfolio) in any particular industry.

               Loan Composition. The following table summarizes, at the dates indicated, the composition of the Company's loan portfolio and the related percentage composition.


(In thousands)                                                          As of December 31
                                     -------------------------------------------------------------------------------------
                                              2000                             1999                           1998
                                     -----------------------         ----------------------         ----------------------
Real Estate:
     Commercial                      $119,584          23.9%         $115,434         27.9%          $ 94,798        26.2%
     Residential                      150,825          30.1           130,676         31.6            120,143        33.2
     Construction                      66,148          13.2            34,680          8.4             29,794         8.2
                                     --------         -----          --------        -----           --------       -----
          Total real estate           336,557          67.2%          280,790         67.9%           244,735        67.6%

Commercial, financial and
      agricultural                     74,981          15.0%           58,002         14.0%            49,822        13.8%
                                     --------         -----          --------        -----           --------       -----

Consumer:
     Direct                            46,463           9.3%           32,778          7.9%            32,368         8.9%
     Home Equity                       39,204           7.8            32,836          7.9             26,723         7.4
     Revolving                          3,432           0.7             9,605          2.3              8,604         2.3
                                     --------         -----          --------        -----           --------       -----
          Total consumer               89,099          17.8%           75,219         18.1%            67,695        18.6%
                                     --------         -----          --------        -----           --------       -----

Total loans                          $500,637         100.0%         $414,011        100.0%          $362,252       100.0%
                                     ========         =====          ========        =====           ========       =====


               Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $336.6 million or 67.2%, of the Company's total loans at December 31, 2000. The Company held at December 31, 2000, real estate loans of various sizes ranging up to $4.0 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service equals 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced net credit losses of $346,000 in 2000, and no net credit losses in 1999 and 1998.

               The Company originates residential loans for its portfolio on single and multi-family properties, both owner occupied and non-owner occupied, and at December 31, 2000, it held $150.8 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net credit losses of $13,000 in 2000, no net credit losses in 1999, and net credit losses of $4,000 in 1998.

               The Company also originates residential loans for sale into the secondary market. Through its mortgage banking division, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is sold. During 2000, 1999 and 1998, the Company earned loan origination fees of $264,000, $249,000 and $258,000, respectively. At December 31, 2000, the Company held $712,000 of such loans for sale, and during 2000 the Company sold an aggregate of $4.4 million of such loans. The Company sells these loans on a non-recourse basis.

               The Company's current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $4.0 million. At December 31, 2000, 1999 and 1998, the Company held $66.1 million, $34.7 million and $29.8 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company limits its lending to projects involving small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% and a net cash flow to debt service at no less than 120%. The Company historically has required a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months on a commercial project and twelve to fifteen months on a residential project, although the Company occasionally will make a "mini-permanent" loan for purposes of construction and development up to a three to five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced no net credit losses during 2000 or 1999 and net credit losses of $48,000 in 1998.

               Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2000, the Company held $75.0 million of commercial loans, or 15.0% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. During 2000, the Company experienced a $62,000 net loss on commercial loans, net loan recoveries of $5,000 in 1999, and net credit losses of $537,000 in 1998.

               Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; and (iii) unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrower's residence. At December 31, 2000, the Company held $89.1 million of consumer loans, including home equity revolving lines of credit. During 2000, 1999, and 1998, respectively, the Company experienced net consumer credit losses of $258,000, $249,000 and $204,000.

               Credit Card Loans. In 1996, the Company began offering credit card loans to individuals and businesses that met the Company's underwriting standards with respect to income, credit rating, established residence and employment. In February 2000, the Company sold its entire credit card portfolio of $3.4 million to a third party. The Company received approximately a 3% premium on this sale. The loans were sold without recourse. During 2000, the Company experienced $29,000 in net recoveries, and net losses of $173,000 in 1999 and $110,000 in 1998.

               Loan Approval and Review. The Company has adopted various levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers and community executives typically have retail lending limits ranging from $75,000 to $250,000. Community executives can approve commercial loans up to $500,000. If the lending request exceeds the community executive's lending limit, the loan must be submitted to and approved by the appropriate senior credit officer. The senior credit officer and selected regional executives have authority to approve a commercial loan up to $750,000. Under joint approval, the senior credit officer and selected regional executives may approve loans up to $1.5 million. All loans in excess of $1.5 million must be approved by the President and Chief Executive Officer, who may approve loans up to $2.5 million.

               The Company has a continuous loan review procedure involving multiple officers of the Company which is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing on an annual basis all credit relationships in excess of $100,000 in their respective portfolios. All relationships no more than sixty days old and in excess of $100,000 are reviewed by a credit management committee comprised of loan officers and senior management every two weeks. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior loan officers of the Company. The loan officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets designed to improve the Company's credit position for an early resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Company also engaged a third party consultant to review its loan portfolio. The first examination occurred in 1998. The Company has used the findings of the examinations to further enhance credit quality through improved credit administration policies and procedures.

               The Company's credit review system supplements the Company's loan rating system, pursuant to which the Company may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience in the Company in each such category, is used to determine the adequacy of the Company's allowance for credit losses quarterly. These loans are also individually reviewed by senior credit officers of the Company to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

               See also Note 5 in the Notes to Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.

               Outsourcing of Certain Operational Functions. The Company has agreements with third parties to provide a variety of specialized functions to the Company in connection with its lending operations. In each of the relationships, the Company benefits from the service provider's expertise and economies of scale while retaining the flexibility to take advantage of changes in available technology without adversely affecting customer service.

Investments

               The Company seeks to maintain an investment portfolio consistent with the overall financial needs of the Company. The following items may be considered in the purchase or sale of investment securities: liquidity, maturity, credit quality, income or other factors. The portfolio consists of United States treasury obligations, federal agency and municipal securities, mortgage-backed securities and other investment securities.

               See also Note 4 in the Notes to Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K.

Deposits

               The Company offers a variety of deposit programs to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions. The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits at the dates indicated.

                                                 As of December 31,
                                     ----------------------------------------
                                      2000            1999            1998
                                     -------         -------         -------

Non-interest bearing demand              9.6%            9.9%            9.8%
Savings, NOW, MMI                       14.5            19.2            19.0
Certificates of deposit                 75.9            70.9            71.2
                                     -------         -------         -------
                                       100.0%          100.0%          100.0%
                                     =======         =======         =======

               The Company accepts deposits at its 18 banking offices, ten of which have automated teller machines ("ATMs"). In addition, the Company operates a network of 34 remote ATMs in Norton, Virginia, and the surrounding area; three remote ATMs in Reidsville, North Carolina; and two remote ATMs in Wilmington, North Carolina. The Company's memberships in the "STAR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. The Company charges fees ranging from $1.50 to $1.75 per transaction for the use of its ATM facilities by those who are not depositors with the Company. The Company controls deposit flows primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company's "Prestige" and "Priority" accounts for deposits of $25,000 and $75,000, respectively, and the "FNB Club", which extends special privileges and sponsors group excursions to sites and performances of interest to account holders over the age of 55. At December 31, 2000, the Company had $206.8 million in certificates of deposit of $100,000 or more. In January 1998, the Company joined an electronic network which allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks and amounts are typically just under $100,000 to assure FDIC insurance coverage. Deposit rates are set weekly by senior management of the Company. Management believes that the rates it offers are competitive with those offered by other institutions in the Company's market areas.

               See also Note 8 in the Notes to Consolidated Financial Statements on page 49 of this Annual Report on Form 10-K.

Investment Services

               In April 2000, the Company established FNB Southeast Investment Services, Inc. as a wholly-owned subsidiary of FNB Southeast. FNB Southeast Investment Services, Inc. employs an investment advisor who splits his time among the Company's branches and is available to current customers and potential customers of the Company. This advisor offers a complete line of investment products and services. The Company receives a commission based on the advisor's sales. The Company no longer has any contractual relationship with American Express Financial Advisors, who provided similar services for the past five years. The Company benefits by earning additional fee income and by attracting additional people to its branches who may become customers of the Bank. In 2000, the Company earned $48,000 through the third party service provider and the newly formed subsidiary.

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

               o Convenience and Service. All personnel of the Company aim toward serving the individual needs of the Company's customers. For example, senior personnel are accessible on very short notice, even after normal banking hours, by way of pagers and other means. In addition, all employees are eligible to earn incentive compensation for sales and cross sales to customers.


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

Competition

               Commercial  banking  in the  southeastern  portion  of the United
States is extremely competitive, due in large part to interstate branching. Currently, many of the Company's competitors are significantly larger and have greater resources than the Company. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have as many as 200 or 300 branches in North Carolina and Virginia. The Company's competition is not limited to financial institutions based in North Carolina and Virginia. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, many of the Company's competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services, that the Company does not offer. The Company primarily relies on providing quality products and services at a competitive price within the market area. As a result of recent interstate banking legislation, the Company's market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire North Carolina banking institutions, thereby increasing competition.

               In the Triad region of North Carolina as of June 2000, the Company competed with seventeen commercial banks and three savings institutions, as well as numerous credit unions. For the same period, the Company competed with nine commercial banks, one savings institution and several credit unions in the Wilmington region of North Carolina. In the Norton region of Virginia as of June 2000, the Company competed with seventeen commercial banks. For the same period, the Company competed with fifteen commercial banks in the Harrisonburg region of Virginia.

Employees

               On December 31, 2000, the Company had approximately 196 full-time and 12 part-time employees. None of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

Supervision and Regulation

               Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and FNB Southeast. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and FNB Southeast. Supervision, regulation and examination of the Company and FNB Southeast by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company.

               General. The Company is a financial holding company, registered with the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, (the "BHCA") as amended by the
Gramm-Leach-Bliley Act (the "GLB Act" or the "Act"), which was enacted on November 12, 1999 (and further discussed herein). As a result of the Company's ownership of the Bank, the Company is also registered with the North Carolina Commissioner of Banks (the "Commissioner") under the North Carolina Bank Holding Company Act of 1984, as amended. In addition to being subject to the supervision, examination and regulation of the Federal Reserve and the

Commissioner, the Company is also subject to the backup supervisory power of the Federal Deposit Insurance Corporation (the "FDIC") as a result of the Bank's deposits being insured by the FDIC to the extent provided by law.

                The Company qualified as a financial holding company under the BHCA, as amended by the GLB Act, in February, 2001. Prior to that time, it was a bank holding company, subject to the BHCA and Federal Reserve regulations. Under the BHCA, as amended, a bank holding company which does not qualify as a financial holding company is prohibited from engaging in activities other than
(i) banking,  managing or controlling banks or other  permissible  subsidiaries,
(ii) furnishing services to or performing services for its subsidiaries or (iii) engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be proper incident thereto. In addition, the BHCA prohibits bank holding companies from engaging in, or acquiring the ownership or control of, more than 5% of the outstanding voting stock of any company engaged, in a non-banking business unless such business was determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.


               However, under the amendments to the BHCA, as codified in the GLB Act, certain barriers separating banking, securities and insurance firms were removed. Title I of the Act allows financial organizations to structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). Bank holding companies, such as the Company, are now permitted to qualify as financial holding companies and expand into a wide variety of services that are financial in nature, provided that their subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act ("CRA") examination. A bank holding company which does not qualify as a financial holding company under the Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for a bank holding company prior to the effective date of the Act. The Company is now permitted to take advantage of these additional types of activities if it so chooses in the future as a result of its election to become a financial holding company.

               The Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent the Company or a financial subsidiary of the Company engages in non-banking activities permitted under the Act, it will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

               The Company remains subject to a number of restrictions imposed on all bank holding companies. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

               Similarly, Federal Reserve approval (or, in certain cases, non-objection) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person owns, controls, or has the power to vote 25% or more of any class of voting stock of the holding company or controls in any manner the election of a majority of the directors of the holding company. Control is presumed to exist if a person owns, controls, or has the power to vote more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquirer will be the largest shareholder after the acquisition.

               A number of legal and regulatory obligations and restrictions are imposed on bank holding companies, as well as their depository institution subsidiaries, which are designed to minimize potential losses to depositors of such depository institutions and the FDIC insurance funds. For example, in order to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that has become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary to bring the institution into compliance with all acceptable capital standards as of the time the institution initially fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

               In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended, require insured depository institutions under common control to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the Bank Insurance Fund (the "BIF") as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or any affiliate but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

               Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues.

               Additional Provisions Under the GLB Act. In addition to removing certain barriers which had separated banking, securities and insurance firms (as previously discussed), the GLB Act made other reforms.

               The GLB Act imposes restrictions on the ability of financial services firms, such as the Company and the Bank, to share customer information with non-affiliated third parties. The Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) currently requires that regulatory agencies have standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to non-affiliated third parties; (iv) prohibits the sharing of customer information with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions, however, do allow a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provision became effective in November 2000, with full compliance required by July 1, 2001.

               In addition to the foregoing, the GLB Act (1) reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers, (2) obligates operators of automated teller machines ("ATMs") to provide notices to customers regarding surcharge practices, and (3) provides that financial institutions with less than $250 million in assets will normally be examined for compliance with the Community Reinvestment Act ("CRA") only once every five years if they maintain an "outstanding" rating and once every four years they if have a "satisfactory" rating. CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

               Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

               Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I Capital," principally consisting of common stockholders' equity, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II Capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I Capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I Capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I Capital (leverage) ratio of at least 1% to 2% above the stated minimum.

               Dividend and Repurchase Limitations. Federal regulations require that the Company must obtain Federal Reserve approval in order to use more than 10% of its net worth to make stock repurchases during any 12 month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

               Although the payment of dividends and repurchases of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See "-- Regulation of the Bank -- Dividends."

               Federal Securities Laws. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Exchange Act and will not deregister the Common Stock for a period of three years following the completion of the Conversion. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.


Regulation of the Bank

               General. Prior to March 15, 1999, FNB Southeast was a national bank regulated by the Office of Comptroller of the Currency ("OCC"). Effective March 15, 1999, FNB Southeast converted its charter from a national bank to a North Carolina state bank and became a member of the Federal Reserve.

               Dividends. North Carolina commercial banks, such as FNB Southeast, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. In addition, without the prior approval of the Federal Reserve Board, FNB Southeast may not declare or pay a dividend if the total of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of the Bank's net income during that current calendar year and the retained net income of the prior two calendar years. The Federal Reserve regulations also prohibit the payment of dividends without the prior approval of the Federal Reserve Board and two thirds of the shareholders when the dividend (i) would exceed the Bank's undivided profits or (ii) any portion of the dividend would be from the Bank's permanent capital. Also, an insured depository institution, such as FNB Southeast, is prohibited from making capital distributions, including payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations). Based on its current financial condition, FNB Southeast does not expect that this provision will have any impact on the Bank's ability to pay dividends.

               Capital Requirements. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a member bank of the Federal Reserve, the Bank is also subject to the capital requirements imposed by the Federal Reserve. Under Federal Reserve regulations, member banks must maintain a minimum ratio of qualifying capital to weighted risk assets equal to 8%. At least half of the total capital is required to be Tier I Capital, with the remainder consisting of Tier II Capital. In addition to the foregoing risk based capital guidelines, member banks which receive the highest rating in the examination process and are not anticipating or experiencing any significant growth, must maintain a minimum level of Tier I Capital to total assets of 3%. Member banks which do not fall within the foregoing standards are required to maintain higher capital ratios.

               Deposit Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the BIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. All FDIC deposits for deposit insurance have an effective rate ranging from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

               Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

               Loans to One Borrower. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

               Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below.

               Only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institutions may accept brokered deposits without prior regulatory approval. "Adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while
"undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below.

               Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement.

               Community Reinvestment. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during June, 2000.

               Prompt Corrective Action. The Federal Reserve has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater,
(ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2000, FNB Southeast had the requisite capital levels to qualify as "well capitalized."

               Other. The federal banking agencies, including the Federal Reserve, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities.
Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards where such compensation would endanger the insured depository institution or would constitute an unsafe practice.

               The Bank is subject to examination by the Federal Reserve and the Commissioner. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

               Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

                The Bank does not believe that these regulations have had or will have a material adverse effect on its current operations.

               Taxation. Federal Income Taxation. Financial institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, banks which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The Bank may compute its addition to the bad debt reserve under the specific charge-off method or the reserve method. Under the reserve method, the addition to bad debts from losses on loans is computed by use of the experience method. Use of the experience method requires minimum additions to the reserve based on the amount allowable under a six-year moving average. The Code also provides annual limits on the amount the Bank can add to its reserves for loan losses.

               State Taxation. Under North Carolina law, the Bank is subject to corporate income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15%.

               Future Requirements.

               Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. Neither the Company nor the Bank can predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company or the Bank may be affected by such statute or regulation.

        Item 2.Properties

               The Company leases or owns eighteen banking offices, as shown in the following table:


           Location                           Owned or Leased      Deposits(1)     ATM (2) (3)     Year Opened/Purchased
           --------                           ---------------      -----------     -----------     ---------------------
      202 South Main Street
      Reidsville, North Carolina                 Owned (4)         $ 140,815          Yes                1910 (5)

      1646 Freeway Drive
      Reidsville, North Carolina                   Owned              40,888          Yes                1972

      202 Turner Drive
      Reidsville, North Carolina                   Owned              37,771          Yes                1969

      801 South Van Buren Road
      Eden, North Carolina                         Owned              38,603          Yes                1996

      151 North Fieldcrest Road
      Eden, North Carolina                 Leased (expires 2008)      16,814                             1996

      605 North Highway Street
      Madison, North Carolina                      Owned              23,387          Yes                1997

      9570 US 29 Business
      Ruffin, North Carolina               Leased (expires 2004)      10,793                             1997

      2132 New Garden Road
      Greensboro, North Carolina                   Owned              38,782          Yes                1997

      4638 Hicone Road
      Greensboro, North Carolina                   Owned              12,074          Yes                2000

      3202 Randleman Road
      Greensboro, North Carolina                   Owned               6,253          Yes                2000

      704 South College Road
      Wilmington, North Carolina           Leased (expires 2002)      46,670          Yes                1997

      7210 Wrightsville Avenue
      Wilmington, North Carolina           Leased (expires 2003)         381                             2000

      301 East Fremont Street
      Burgaw, North Carolina               Leased (expires 2004)      21,125          Yes                1999

      600 Trent Street
      Norton, Virginia                             Owned              57,936                             1973

      2302 Second Street
      Richlands, Virginia                          Owned              26,258                             1977

      700 East Morgan Avenue
      Pennington Gap, Virginia                     Owned              26,772                             1979

      440 South Main Street
      Harrisonburg, Virginia                       Owned              22,874                             1988

      624 Chicago Avenue
      Harrisonburg, Virginia               Leased (expires 2004)       1,255                             1999


        (1)  Deposits as of December 31, 2000, in thousands of dollars.
        (2) Each of the ATMs situated at a banking office is a drive-up ATM. Three additional remote ATMs are located in Reidsville, North Carolina, pursuant to leases that expire in 2001 and 2003.
        (3) FNB Southeast owns and operates a network of 36 remote ATMs located at non-bank locations such as convenience stores and colleges. This network generally covers the Norton, Virginia region and surrounding areas.
        (4) Consists of 27,000 square feet in a two story building and includes the Company's executive offices.
        (5) Original office opened in different location in 1910. Current office opened in 1980.

Item 3. Legal Proceedings

               In the ordinary course of operations, the Company is a party to various legal proceedings. In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters To a Vote of Security Holders

               There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2000.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Prices and Dividend Policies

               The Company's common stock is traded on The Nasdaq Stock Market National Market System under the symbol "FNBF." The following table shows the high and low sale price of the Company's common stock on The Nasdaq Stock Market National Market System, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of dividends paid for each share during the fiscal quarter for each of the last two fiscal years. Only one dividend was paid during each of the fiscal quarters listed.

Calendar Period                          High         Low      Dividends Paid
---------------                          ----         ---      --------------
Quarter ended March 31, 1999          $ 18.50      $ 16.00        $ 0.08
Quarter ended June 30, 1999             18.00        15.00          0.08
Quarter ended September 30, 1999        16.25        11.56          0.11
Quarter ended December 31, 1999         12.88        10.38          0.19

Quarter ended March 31, 2000          $ 13.75      $ 10.13        $ 0.11
Quarter ended June 30, 2000             13.88        10.75          0.11
Quarter ended September 30, 2000        13.00        11.00          0.11
Quarter ended December 31, 2000         12.75         9.56          0.12

               As of March 9, 2001, there were approximately 2,608 beneficial owners of the Company's common stock, including 1,234 holders of record of the Company's common stock. For a discussion as to any restrictions on the Company or the Bank's ability to pay dividends, reference Item 1 - Supervision and Regulation of the Company and the Bank.

               See  also  Note  19  in  the  Notes  to  Consolidated   Financial
Statements on page 57 of this Annual Report on Form 10-K. See also "Supervision and Regulation - Regulation of the Company, Dividend and Repurchase Limitations" and "Regulation of the Bank - Dividends."

Recent Sales of Unregistered Securities

               The Company did not sell any securities in the fiscal year ended December 31, 2000, which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 13,350 shares of its Common Stock at a weighted average exercise price of $11.24 per share pursuant to the Company's Omnibus Equity Compensation Plan.

Item 6. Selected Financial Data

               The annual selected historical financial data presented below are derived from the audited consolidated financial statements for FNB Financial Services Corporation, FNB Southeast and FNB Southeast Investment Services, Inc. The financial statements of the Company have been restated for the years prior to 1999 to reflect the acquisition of Black Diamond on August 31, 1999, in a transaction accounted for as a pooling of interests. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Item 6. Selected Financial Data

Table 1. Selected Financial Data

(In thousands, except per share, ratio and other data)                     At and For the Year Ended December 31,
                                                         ----------------------------------------------------------------------

                                                             2000           1999           1998             1997          1996
                                                             ----           ----           ----             ----          ----
Income Statement Data:
Net interest income                                      $    22,659     $  20,427      $  18,378       $  14,598        12,222
Provision for credit losses                                    2,525         1,401          1,171             686           707
Other income                                                   2,891         2,977          3,085           2,146         1,722
Other expenses                                                16,100        15,193         12,872          10,859         9,454
Net income                                                     4,602         4,248          5,022           3,514         2,656

Balance Sheet Data:
Assets                                                   $   685,904     $ 588,419      $ 549,746       $ 445,990     $ 322,789
Loans (1)                                                    500,637       414,011        362,252         319,467       230,456
Allowance for credit losses                                    6,311         4,436          3,452           3,185         2,422
Deposits                                                     569,451       484,242        459,595         384,121       284,875
Other borrowings                                              41,000        31,500         17,500          28,720         8,650
Shareholders equity                                           56,392        50,730         53,631          30,404        27,109

Per Common Share Data (2):
Net income, basic                                        $      1.03     $    0.95      $    1.19       $    0.98     $    0.74
Net income, diluted (3)                                         1.02          0.93           1.13            0.93          0.73
Cash dividends declared                                         0.45          0.46           0.30            0.27          0.24
Book value                                                     12.56         11.30          11.81            8.43          7.59
Tangible book value                                            12.47         11.20          11.68            8.24          7.37

Other Data:
Branch offices                                                    18            15             14              14            10
Full-time employees                                              196           189            184             169           130

Performance Ratios:
Return on average assets                                        0.72%         0.76%          0.97%           0.94%         0.85%
Return on average equity                                        8.96          8.49          11.21           12.49         10.22
Net interest margin (tax equivalent)                            3.82          3.88           3.78            4.25          4.28
Dividend payout                                                44.42         47.98          25.37           27.29         31.93
Efficiency (4)                                                 62.20         64.50          59.50           64.00         66.00

Asset Quality Ratios:
Allowance for credit losses to period end loans                 1.26%         1.07%          0.95%           1.00%         1.05%
Allowance for credit losses to period end
    non-performing loans (5)                                  195.87        338.00         221.00          123.00        104.00
Net charge-offs to average loans                                0.14          0.11           0.26           -0.03          0.18
Non-performing assets to period end loans
    and foreclosed property (5)                                 0.84          0.45           0.85            0.91          1.11

Capital and Liquidity Ratios:
Average equity to average assets                                8.07%         9.06%          8.69%           7.50%         8.32%
Leverage                                                        8.22          9.30          10.30            7.00          8.30
Tier 1 risk based                                              11.28         13.20          15.30            8.90         12.70
Total risk based                                               12.53         14.30          16.30            9.90         13.80
Average loans to average deposits                              87.91         83.49          79.31           81.50         79.22
Average loans to average deposits
    and borrowings                                             79.22         77.34          74.47           78.12         77.58


(1)  Loans net of unearned income, before allowance for credit losses.
(2)  Gives effect of the 1996 stock split and the 1997 stock splits.
(3)  Assumes the exercise of outstanding  options to acquire  common stock.  See
     Note 15 to the Company's consolidated financial statements.
(4) Computed by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. (5) Non-performing loans and non-performing assets include loans past due 90 days or more that are still accruing interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. See also "Forward Looking Statements" on page 63 of this Annual Report on Form 10-K.

Overview
               The Company earned $4.60 million in 2000, an 8.3% increase over $4.25 million earned in 1999. Diluted net income per share of $1.02 for 2000 represents a 9.7% increase over diluted earnings per share of $0.93 in 1999. Total assets at December 31, 2000, stood at $685.9 million compared to $588.4 million one year earlier. The $97.5 million increase in total assets is primarily attributable to an increase in outstanding loans. Loans at December 31, 2000, increased $86.6 million, or 20.9% from 1999, to $500.6 million. During 2000, total deposits increased $85.2 million, or 17.6%, to $569.5 million. Total shareholders' equity was $56.4 million, an increase of 11.2% over 1999. Book value per share was $12.56 compared to $11.30 one year earlier.

               During the year, FNB Southeast was able to expand its banking network by opening two additional offices in Greensboro, North Carolina and one additional office in Wilmington, North Carolina. In October 2000, the Company merged Black Diamond Savings Bank into FNB Southeast. The Company's subsidiary bank, FNB Southeast, is a North Carolina chartered commercial bank, and currently operates thirteen banking offices in North Carolina and five banking offices in Virginia.

Results of Operations
               Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2000 was $23.0 million, which represented an 11.5% increase over the previous year. In 1999, taxable equivalent net interest income increased to approximately $20.6 million from approximately $18.6 million in 1998, which was an increase of 10.9%. Actual net interest income was 10.9% higher in 2000, following an improvement of 11.2% in 1999. Growth in net interest income for 2000 was primarily driven by higher loan balances, which were supported by deposit growth and increased borrowing from the Federal Home Loan Bank of Atlanta. Average loans outstanding during the 2000 fiscal year were $459.7 million compared to $387.3 million in 1999, an increase of 18.7%. In the previous year, average loans outstanding were 11.5% higher than 1998. This loan growth is attributed to generally favorable economic conditions in the Company's lending markets and the branch expansion program mentioned earlier. Average investment securities during 2000 were $135.8 million, down 0.01% from 1999, following a decrease of 1.6% from 1998 to 1999.

               Trends in interest rates were upward for the year as the Federal Reserve increased interest rates throughout the first half of 2000. This had the effect of increasing both the earning asset yield and the interest bearing liability rate.

               The weighted average yield on earning assets increased 67 basis points to 8.72% for 2000 compared to 8.05% for the prior year. This increase in the asset yield is primarily attributable to the increased yield on loans.

During the current year, the yield on loans increased 61 basis points to 9.48% from 8.87% in 1999. This improvement is due to variable rate loans that repriced higher throughout the year in response to increases in the underlying index.

               The weighted average rate paid on interest bearing liabilities rose from 4.86% in 1999, to 5.58% in 2000, an increase of 72 basis points. Average savings and time deposits for 2000 were $472.1 million. This is an increase of $53.9 million, or 12.9% from $418.2 million in average balances from 1999. The overall rate for deposits increased 64 basis points to 5.47% in 2000 compared to 4.83% in the prior year.

               Overall rates on purchased funds increased 129 basis points during 2000. Average purchased funds totaled $57.4 million in 2000, with an average rate of 6.47%. This is a $20.5 million increase from one year earlier. This increase is primarily attributable to additional FHLB advances utilized during 2000. The rate paid for purchased funds was 6.47% and 5.18% for 2000 and 1999, respectively. The sharp increase in rates is due to upward repricing pressure on existing balances and the inflow of new funds at higher prevailing market rates.

               Table 2 on page 29 summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. Table 3 on page 30 presents the changes in interest income and interest expense attributable to volume and rate changes between 2000 and 1999, and between 1999 and 1998.

Non-interest Income and Expense

               Non-interest income of $2.89 million in 2000 was $86,000, or 2.9%, less than the previous year. Two categories of noninterest income, gain on sale of securities and gain on sale of loans, experienced significant declines in 2000 compared to 1999 due to changes in the interest rate environment during the year. Gains on sale of securities for 2000 totaled $60,000, down $58,000 from the prior year. Gains on sale of loans for 2000 totaled $73,000, down $101,000 from one year earlier. Service charges on deposit accounts increased to $2.07 million, up $279,000 from $1.79 million in 1999. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges.

               Personnel expense of $8.70 million in 2000, exceeded the previous year by $525,000, or 6.4%. At December 31, 2000, the Company had approximately 196 full-time and 12 part-time employees, compared with 182 full-time and 13 part-time employees at December 31, 1999. Occupancy expenses totaled $871,000 for 2000, which was up 13.0% from $771,000 in 1999. Furniture and equipment expenses totaled $1.51 million in the current year, up $227,000 or 17.7% from 1999, following a 35.3% increase in 1999 over 1998. The increase in occupancy expenses and furniture and equipment expenses was driven higher in the current year by the opening of three new banking offices in 2000 and the full year of operation for the new banking office opened in December 1999. During the fourth quarter of 2000 the Company incurred higher than normal expenses for personnel, travel, forms and supplies due to the conversion of its subsidiary bank. The efficiency ratio, which measures non-interest expense as a percentage of net interest income plus non-interest income, was 62.2% in 2000, and compared favorably to the 64.5% efficiency ratio posted the previous year.

               The effective tax rate decreased to 33.6% in 2000 from 37.6% in 1999. The higher effective tax rate for 1999 was primarily attributable to nondeductible merger-related costs incurred during that year. The effective tax rate was 32.3% for 1998.

Financial Condition

               The Company's consolidated assets of $685.9 million at year end increased 16.6% over the previous year, following an increase of 7.0% in 1999. Growth in earning assets in 1999 occurred in both loans and investment securities, while 2000 saw a marked increase in outstanding loans. Supporting that growth during fiscal 2000 were increases of 13.6% in non-interest bearing deposits, 18.0% in interest bearing deposits and 13.7% in purchased funds.

               Loan growth during 2000 was $86.6 million, with outstanding loans up 20.9% at year end, which followed increases of 14.3% in 1999 and 13.2% in 1998. Loans secured by real estate were up 19.9% in 2000 and represented 67.2% of total loans, compared with 67.9% at year end 1999. Within this category, commercial real estate loans increased 90.7% during fiscal 2000 to a level of $66.1 million. Commercial, financial and agricultural loans were up 29.3% during fiscal 2000 representing 15% of total loans, compared with 14.0% last year end. Consumer loans increased 18.5% during fiscal 2000 led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

               In February 2000, the Company sold its entire credit card portfolio of $3.4 million to a third party. The Company received approximately a 3% premium on this sale. The loans were sold without recourse. The Company entered into an agreement with such third party whereby that party's customers will be issued FNB Southeast branded credit cards, and the Bank will receive income based on the level of future transactions generated by these customers. Related to this sale, the Company also sold the merchant servicing business related to credit card transactions. Current customers will be serviced by a third party. The Company received a 3% premium on this sale and will receive future income based on the activity of the current customer base.

               Investment securities (at amortized cost) of $149.5 million at 2000 year end were up $12.7 million, or 9.3%, over 1999. U.S. Government agency securities continue to represent the major share of the total portfolio, and totaled $119.6 million, or 80.0% of the portfolio at year end 2000, compared to $111.5 million, or 81.6% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. The Company continued to purchase tax-exempt municipal securities during 2000. State and municipal obligations increased $6.1 million and stood at $16.1 million at year end. The Company's investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as "Available for Sale," which it believes offers the greatest amount of flexibility in managing a total return concept. Table 4 on page 31 presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

               Total deposits increased $85.2 million to $569.5 million at December 31, 2000. This is a 17.6% increase over $484.2 million in deposits one year earlier. An $88.7 million, or 25.8%, increase in time deposits and a $6.5 million, or 13.6%, increase in demand deposits drove the annual increase during fiscal 2000. Savings, NOW and MMI accounts decreased by $10.0 million to $82.8 million at 2000 year end.

               The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. These deposit promotions helped to generate over $39.8 million in deposit balances in the four banking offices opened since December 1, 1999. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances increasing by $3.0 million during the year to total $10.5 million at year end.

               In order to attract additional deposits, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. As of December 31, 2000, FNB Southeast had approximately 297 certificates of deposit totaling $30.4 million, with an overall rate of 6.91% for the total portfolio. This certificate portfolio increased by $14.2 million during 2000. Overall, the CDs booked this year are at higher rates than CDs booked during 1999.

               The Company also utilized a portion of its $88.5 million line with the Federal Home Loan Bank of Atlanta to fund earning assets, with a year end balance outstanding of $41.0 million. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount and term may be selected to meet its current needs.

Asset Quality

               Management places great emphasis in maintaining the Company's asset quality. The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level sufficient to provide for estimated potential charge-offs of non-collectible loans. The loan portfolio is analyzed on a regular basis to identify potential problems before they actually occur. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected loan types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic factors. The provision for credit losses represents a charge against income in an amount necessary to maintain the allowance at an appropriate level. The monthly provision for credit losses may fluctuate based on the results of this analysis. Table 6 on page 33 depicts a summary of the allowance for credit losses and the allocation of the allowance for credit losses for the years ended December 31, 1996 through 2000. The allocation is based on management's grading of the loan portfolio with the remaining portion allocated to the general category, although the entire allowance is available to be used for write-offs in any category.

               The 2000 provision for credit losses of $2.53 million compares with $1.40 million in 1999, which equals an 80.7% increase in 2000. In the fourth quarter of 2000 the Company recorded a provision for credit losses of $1.28 million. This action was taken as part of the Company's continuing evaluation of the loan portfolio and other credit risk factors. The 1999 total provision includes a one-time increase of $464,000 charged against income during the third quarter to conform the policies of Black Diamond to those of FNB Southeast. Credit quality remained good, and the level of non-performing loans and charge-offs has remained at comparatively low levels. Net charge-offs increased in 2000 to $650,000 or 0.14% of average loans outstanding, compared with $417,000 or 0.11% of average loans outstanding in the prior year. At December 31, 2000, the allowance for loan losses as a percentage of year end loans was 1.26% which represented an increase from 1.07% at December 31, 1999.

               Non-performing assets include non-accrual loans, accruing loans contractually past due ninety days or more, restructured loans, and other real estate. Loans are placed on non-accrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are ninety days or more past due. While non-performing assets represent potential losses to the Company, management does not anticipate any aggregate material losses, since most loans are believed to be adequately secured. Management believes the allowance for credit losses is sufficient to absorb known risks in the portfolio. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Capital Resources

               Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in table 7 on page 34, the Company and the Subsidiary Bank both maintained capital levels exceeding the minimum levels to be "well capitalized" for the three years presented. Effective in March 1999, FNB Southeast converted from a national bank, regulated by the Office of the Comptroller of the Currency ("OCC"), to a North Carolina bank, regulated by the North Carolina Commissioner of Banks ("Commissioner"). FNB Southeast will continue to be required to meet certain levels of capital.


Liquidity Management

               Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payment on loans; access to borrowed funds or lines of credit; and profits. The investment portfolio at December 31, 2000, held securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that certain debt instruments in the portfolio may be called in the upcoming year.

               The Company's primary source of funds has been from increased deposit and sweep account balances. Liquidity is further enhanced by an $88.5 million line of credit with the Federal Home Loan Bank of Atlanta collateralized by FHLB stock and qualifying 1 to 4 family residential mortgage loans. There are unsecured overnight borrowing lines available through several financial institutions. Internal liquidity analysis indicates the Company is well positioned to fund earning assets in the twelve-month period analyzed.

Market Risk

               Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

               For a complete discussion on market risk and how the Company addresses this risk, see Item 7A on page 27 of this Annual Report on Form 10-K.

Effects of Inflation

               Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Non-interest expenses, such as salaries and wages, occupancy and equipment cost, are also negatively affected by inflation.

New Accounting Pronouncements

               In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

               In October of 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS 15. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

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

               Based on the Company's operations as of December 31, 2000, none of these standards had a material effect on the Company's financial statements.

Recent Events

On February 12, 2001, the Federal Reserve approved the Company's request to convert from a bank holding company to a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999.

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

               Interest rate risk management is a part of the Company's overall asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset and Liability Committee, which is comprised of senior management and members of the Company's Board of Directors. The committee meets on a regular basis to review the asset/liability management activities of the Company and monitor compliance with established policies. A member of the Board of Directors chairs the committee and reports on its activities to the full Board.

               A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company's primary earning component, net interest income. This process involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates which are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.

               The measurement of the Company's interest rate sensitivity, or "gap", is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. Table 8 on page 35 indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2000, to be 0.67%. This ratio indicates that net interest income would decline in a rising interest rate environment, since a greater amount of liabilities than assets would reprice more quickly over the one-year period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. Furthermore, the overall risk to net interest rate is further mitigated by the Company's level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 58.1% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

               In addition to the traditional gap analysis, the Company also utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest margin analysis, and asset/liability term and rate analysis. The Company uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the

Company. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming twelve-month period. The Company's asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Company is subject to an acceptable level of interest rate risk.

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

               Table 9 on page 36 presents the Company's financial instruments which are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2000.

Table 2
Average Balance and Net Interest Income Analyst
Fully Taxable Equivalent Basis
(In thousands, except percentages)

                                                                      Year Ended December 31,
                                                    -------------------------------------------------------
                                                                               2000
                                                    -------------------------------------------------------
                                                                          Interest Income/      Average
                                                      Average Balance (3)      Expense        Yield/ Rate
                                                     -------------------  ----------------   ------------
Interest earning assets:
Loans, net (2)                                          $  459,731        $   43,588             9.48%
Taxable investment securities                              117,263             7,084             6.04
Tax-exempt investment securities                            13,788             1,082             7.85(1)
Other securities                                             4,769               334             7.00
Deposits with FHLB                                           3,885               270             6.95
Federal funds sold and overnight investments                 2,828               153             5.41
                                                        -----------       -----------
     Total earning assets                                  602,264            52,511             8.72%


Non-earning assets:
Cash and due from banks                                     17,504
Premises and equipment                                      11,231
Other assets                                                10,313
Less: Allowance for credit loss                             (5,102)
                                                        -----------
     Total assets                                       $  636,210
                                                        ===========


Interest bearing liabilities:
Savings and time deposits                               $  472,079            25,808             5.47
Federal funds purchased, borrowed funds and
securities sold under agreements to
repurchase
                                                            57,362             3,709             6.47
                                                        -----------       -----------
     Total interest bearing liabilities                    529,441            29,517             5.58

Other liabilities and shareholder's equity
Demand deposits                                             50,877
Other liabilities                                            4,519
Shareholders' equity                                        51,373
                                                        -----------
     Total liabilities and shareholders' equity         $  636,210
                                                        ===========

Net interest income and net yield on
     earning assets (3) (4)                                                $  22,994             3.82%
                                                                          ===========           ======

Interest rate spread (5)                                                                         3.14%
                                                                                                ======

                                                                      Year Ended December 31,
                                                   --------------------------------------------------------
                                                                             1999
                                                   --------------------------------------------------------
                                                                              Interest       Average
                                                     Average Balance (3)   Income/ Expense   Yield/ Rate
                                                    -------------------   ---------------   ------------
Interest earning assets:
Loans, net (2)                                          $  387,335         $  34,339             8.87%
Taxable investment securities                              126,666             7,396             5.84
Tax-exempt investment securities                             7,041               556             7.90 (1)
Other securities                                             2,787               205             7.36
Deposits with FHLB                                           1,717                90             5.24
Federal funds sold and overnight investments                 5,341               136             2.54
                                                       ------------        ----------
     Total earning assets                                  530,887            42,722             8.05%

Non-earning assets:
Cash and due from banks                                     10,506
Premises and equipment                                       9,496
Other assets                                                 8,273
Less: Allowance for credit loss                            (3,856)
                                                       ------------
     Total assets                                       $  555,306
                                                       ============

Interest bearing liabilities:
Savings and time deposits                               $  418,171            20,191             4.83
Federal funds purchased, borrowed funds and
securities sold under agreements to
repurchase
                                                            36,939             1,915             5.18
                                                       ------------        ----------
     Total interest bearing liabilities                    455,110            22,106             4.86

Other liabilities and shareholder's equity
Demand deposits                                             45,739
Other liabilities                                            4,168
Shareholders' equity                                        50,289
                                                       ------------
     Total liabilities and shareholders' equity         $  555,306
                                                       ============

Net interest income and net yield on
     earning assets (3) (4)                                                   20,616             3.88%
                                                                             ========         ========
Interest rate spread (5)                                                                         3.19%




                                                                         Year Ended December 31,
                                                  --------------------------------------------------------------
                                                                                 1998
                                                  --------------------------------------------------------------
                                                                            Interest Income/    Average Yield/
                                                    Average Balance (3)        Expense             Rate
                                                    -------------------  --------------------  ---------------
Interest earning assets:
Loans, net (2)                                          $  347,347         $  31,826             9.16%
Taxable investment securities                              129,125             7,675             5.94
Tax-exempt investment securities                             7,712               624             8.09 (1)
Other securities                                             1,847               135             7.31
Deposits with FHLB                                           2,360               125             5.30
Federal funds sold and overnight investments                 3,069               223             7.27
                                                       ------------       -----------
     Total earning assets                                  491,460            40,608             8.26%


Non-earning assets:
Cash and due from banks                                     10,053
Premises and equipment                                       8,753
Other assets                                                 8,666
Less: Allowance for credit loss                            (3,441)
                                                       ------------
     Total assets                                       $  515,491
                                                       ============


Interest bearing liabilities:
Savings and time deposits                               $  397,533            20,479             5.15
Federal funds purchased, borrowed funds and
securities sold under agreements to
repurchase
                                                            28,474             1,539             5.40
                                                       ------------       -----------
     Total interest bearing liabilities                    426,007            22,018             5.17

Other liabilities and shareholder's equity
Demand deposits                                             40,433
Other liabilities                                            4,238
Shareholders' equity                                        44,813
                                                       ------------
     Total liabilities and shareholders' equity         $  515,491
                                                       ============

Net interest income and net yield on
     earning assets (3) (4)                                                $  18,590             3.78%
                                                                          ===========          =======

Interest rate spread (5)                                                                         3.09%
                                                                                               =======

(1)  The fully tax equivalent basis is computed using a federal tax rate of 34%.
(2)  The average loan balances include non-accruing loans.
(3) The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.
(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(5)  Earning asset yield minus interest bearing liabilities rate.

Table 3
Volume and Rate Variance Analysis
Fully Taxable Equivalent Basis
(In thousands)

                                                                                        Year Ended December 31,
                                                                ----------------------------------------------------------------
                                                                                             2000  vs. 1999
                                                                ----------------------------------------------------------------
                                                                 Volume (2) Variance       Rate (2) Variance     Total Variance
                                                                ----------------------    -------------------   ----------------
Interest Income:
Loans, net                                                           $   6,434               $    2,815           $   9,249
Taxable investment securities                                             (547)                     235                (312)
Tax-exempt investment securities (1)                                       533                       (7)                526
Other earning assets                                                       146                      (17)                129
Federal funds sold and retail repurchase agreements                         50                      147                 197
                                                                    -----------             ------------         -----------
     Total interest income                                               6,616                    3,173               9,789
                                                                    -----------             ------------         -----------

Interest expense:
Savings and time deposits                                                2,603                    3,014               5,617
Federal funds purchased, borrowed funds and securities sold
     under agreements to repurchase                                      1,059                      735               1,794
                                                                    -----------             ------------         -----------
     Total interest expense                                              3,662                    3,749               7,411

                                                                    -----------             ------------         -----------
Increase (decrease) in net interest income                           $   2,954               $     (576)          $   2,378
                                                                    ===========             ============         ===========


                                                                                        Year Ended December 31,
                                                               -----------------------------------------------------------------
                                                                                             1999  vs. 1998
                                                               -----------------------------------------------------------------
                                                                 Volume (2) Variance      Rate (2) Variance      Total Variance
                                                               ---------------------      -----------------     ----------------
Interest Income:
Loans, net                                                             $ 3,649                 $ (1,136)            $ 2,513
Taxable investment securities                                             (149)                    (130)              (279)
Tax-exempt investment securities (1)                                       (54)                     (14)               (68)
Other earning assets                                                        69                        1                 70
Federal funds sold and retail repurchase agreements                        131                     (253)              (122)
                                                                      ---------             ------------         -----------
     Total interest income                                               3,646                   (1,532)              2,114
                                                                      ---------             ------------         -----------

Interest expense:
Savings and time deposits                                                1,063                   (1,351)              (288)
Federal funds purchased, borrowed funds and securities sold
     under agreements to repurchase                                        458                      (82)                376
                                                                      ---------             ------------         -----------
     Total interest expense                                              1,521                   (1,433)                 88

                                                                      ---------             ------------         -----------
Increase (decrease) in net interest income                             $ 2,125                  $   (99)            $ 2,026
                                                                      =========             ============         ===========

(1)  The fully tax equivalent basis is computed using a federal tax rate of 34%.
(2)  Changes   attributable   to  both  volume  and  rate  have  been  allocated
     proportionately.

Table 4
Investment Securities

(In thousands, except percentages)

                                                    As of December 31, 2000                As of December 31, 1999
                                           --------------------------------------   --------------------------------------
                                                                        Weighted                                  Weighted
                                           Amortized       Fair         Average     Amortized        Fair         Average
                                             Cost          Value         Yield         Cost         Value          Yield
                                           ---------     ----------    ----------   ---------     ----------    ----------

U.S. Treasury                               $    200      $    200        6.39%     $     200       $    200       6.70 %
U.S. government agency                       127,859       127,301        5.81        122,604        118,002       5.78
State and municipal obligations (1)           16,097        16,928        8.31          9,989          9,959       7.85
Other debt securities                          1,331         1,309        6.35          1,340          1,284       6.34
Other equity                                   3,967         3,967        7.33          2,573          2,573       7.31
                                            --------      --------                   --------       --------
     Total investment securities (1)        $149,454      $149,705        6.24       $136,706       $132,018       5.97
                                            ========      ========                   ========       ========




                                                         As of December 31, 1998
                                                  --------------------------------------------
                                                                                     Weighted
                                                   Amortized         Fair            Average
                                                      Cost           Value            Yield
                                                   ---------        -------         ---------

U.S. Treasury                                      $    199        $    207            6.25%
U.S. government agency                              143,432         144,213            5.86
State and municipal obligations (1)                   6,101           6,434            8.00
Other debt securities                                 1,093           1,108            6.36
Other equity                                          4,330           4,340            6.89
                                                   --------        --------
     Total investment securities (1)               $155,155        $156,302            5.97
                                                   ========        ========



                                                                           As of December 31, 2000
                                         ------------------------------------------------------------------------------------------
                                                                      After One              After Five
                                                  Within               Year to                Years to               After
                                                 One Year             Five Years             Ten Years             Ten Years
                                         ----------------------   -------------------   -------------------   -------------------
                                           Amount       Yield       Amount     Yield      Amount     Yield      Amount     Yield
                                         ----------    -------    ---------   -------   ---------   -------   ---------   -------
U.S. Treasury                            $    200       6.40%     $     --     0.00%    $     --      0.00%    $    --      0.00%
U.S. government agency                      8,237       5.49        95,052     6.26       17,919      5.78       6,651      6.03
State and municipal obligations (1)           127       6.05         1,076     4.94        5,676      8.54       9,218      8.54
Other debt securities                         101       7.00           449     6.11          670      6.43         111      7.00
                                         --------                 --------              --------               -------
     Total debt securities (1)           $  8,665       5.54      $ 96,577     6.24     $ 24,265      6.55     $15,980      7.55
                                         ========                 ========              ========               =======
                                           As of December 31, 2000
                                         ----------------------------
                                                  Weighted
                                                   Average
                                           -------------------------
                                             Total         Yield (1)
                                           ---------       ---------
U.S. Treasury                              $    200          6.40%
U.S. government agency                      127,859          6.13
State and municipal obligations (1)          16,097          8.31
Other debt securities                         1,331          6.40
                                           --------
     Total debt securities (1)             $145,487          6.40
                                           ========

(1) Yields stated on a tax equivalent basis.

Table 5
Loan Portfolio Composition

(In thousands, except percentages)


                                                                                                         As of December 31,
                                  --------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                  --------------------------         ------------------------        ------------------------
Real Estate:
     Commercial                    $   119,584         23.9%            115,434         27.9%         $ 94,798          26.2%
     Residential                       150,825         30.1             130,676         31.6           120,143          33.2
     Construction                       66,148         13.2              34,680          8.4            29,794           8.2
                                  -------------      -------         -----------       ------        ----------       -------
          Total real estate        $   336,557         67.2          $  280,790         67.9          $244,735          67.6

Commercial, financial and
     agricultural                       74,981         15.0              58,002         14.0            49,822          13.8
                                  -------------      -------         -----------       ------        ----------       -------

Consumer:
     Direct                             46,463          9.3              32,778          7.9            32,368           8.9
     Home equity                        39,204          7.8              32,836          7.9            26,723           7.4
     Revolving                           3,432          0.7               9,605          2.3             8,604           2.3
                                  -------------      -------         -----------       ------        ----------       -------
          Total consumer                89,099         17.8              75,219         18.1            67,695          18.6
                                  -------------      -------         -----------       ------        ----------       -------
Total                              $   500,637        100.0%         $  414,011        100.0%         $362,252         100.0%
                                  =============      =======         ===========       ======        ==========       =======




                                                       As of December 31,
                                  ----------------------------------------------------------
                                            1997                             1996
                                  -------------------------       --------------------------
Real Estate:
     Commercial                     $ 60,659          19.0%        $ 39,746           17.3%
     Residential                     120,257          37.7           99,835           43.3
     Construction                     22,143           6.9           18,773            8.1
                                   ----------       -------       ----------    -----------
          Total real estate          203,059          63.6         $158,354           68.7

Commercial, financial and
     agricultural                     57,453          18.0           28,784           12.5
                                   ----------       -------       ----------    -----------

Consumer:
     Direct                           31,556           9.9           25,428           11.0
     Home equity                      21,425           6.7           15,109            6.6
     Revolving                         5,974           1.8            2,781            1.2
                                   ----------       -------       ----------    -----------
          Total consumer              58,955          18.4           43,318           18.8
                                   ----------       -------       ----------    -----------
Total                               $319,467         100.0%        $230,456          100.0%
                                   ==========       =======       ==========    ===========


                                                                                                         As of December 31, 2000
                                                                                                       ---------------------------
                                                                                                        Rate Structure for Loans
                                                                      Maturity                           Maturing Over One Year
                                             -----------------------------------------------------     ----------------------------
                                                             Over One        Over                      Predetermined   Floating or
                                             One Year        Year to         Five                        Interest       Adjustable
                                              or Less       Five Years       Years         Total           Rate           Rate
                                             --------       ----------     ---------     ---------      ---------       ---------
Commercial, financial and agricultural       $ 37,977       $ 28,829       $  8,175       $ 74,981       $ 13,274       $ 23,730
Real estate - construction                     30,583         25,153         10,412         66,148         14,671         20,894
Real estate - residential                      11,567         35,630        103,628        150,825         67,559         71,699
Real estate - commercial                       30,059         71,408         18,117        119,584         53,709         35,816
Consumer                                       15,762         32,329         41,008         89,099         29,884         43,453
                                             --------       --------       --------       --------       --------       --------
          Total                              $125,948       $193,349       $181,340       $500,637       $179,097       $195,592
                                             ========       ========       ========       ========       ========       ========

                                                                                   As of December 31,
                                                            --------------------------------------------------------------
                                                                2000         1999         1998          1997        1996
                                                             ----------    ---------    ---------    ---------    --------
Non-performing assets:
Non-accrual loans                                            $   3,222    $  1,195      $   1,474     $  2,499    $  2,251
Loans past due 90 days or more and still accruing interest           -         117             87           92          68
Other real estate                                                1,007         534          1,518          308         251
Renegotiated troubled debt                                           -           -              -            -           -


Table 6
Summary of Allowance for Credit Losses


(In thousands except ratios and percentages)
                                                  2000          1999           1998            1997           1996
                                                -------        -------        -------        -------         ------
Balance, beginning of period                    $ 4,436        $ 3,452        $ 3,185        $ 2,422         $ 2,105

Charge-offs:
     Commercial                                      62             --            597             16              --
     Real estate-construction                        --             --             --             --              --
     Real estate-mortgage                           362             --              4             53             292
     Consumer                                       380            512            407            186             162
                                                -------        -------        -------        -------         -------
          Total charge-offs                         804            512          1,008            255             454

Recoveries:
     Commercial                                      --              5             12             10              --
     Real estate-construction                        --             --             --             --              --
     Real estate-mortgage                            --             --             --            233              --
     Consumer                                       154             90             92             89              64
                                                -------        -------        -------        -------         -------
         Total recoveries                           154             95            104            332              64
                                                -------        -------        -------        -------         -------

Net charge-offs                                     650            417            904            (77)            390
Provision charged to operations                   2,525          1,401          1,171            686             707
                                                -------        -------        -------        -------         -------
Balance, end of period                          $ 6,311        $ 4,436        $ 3,452        $ 3,185         $ 2,422
                                                =======        =======        =======        =======         =======
Ratio of net charge-offs to average loans          0.14%          0.11%          0.26%        -0.03%            0.18%
                                                =======        =======        =======        =======         =======
Ratio of allowance to year end loans               1.26%          1.07%          0.26%          1.00%           1.05%
                                                =======        =======        =======        =======         =======



Allocation of the Allowance for Credit Losses


                                                   2000            1999              1998                1997              1996
                                            ---------------   --------------    ---------------     --------------    -------------
                                              $      % (1)      $      % (1)      $       % (1)       $      % (1)      $     % (1)
                                            -----    -----    -----    -----    -----     -----     -----    -----    -----   -----
Balance at end of period applicable to:
     Commercial                             4,445       15    2,087       14    1,549        14     1,291       18    1,011      13
     Real estate-construction                  28       13       50        8        4         8         8        7       49       8
     Real estate-mortgage                     125       54      868       60      330        59       514       57      442      60
     Consumer                               1,635       18    1,276       18    1,320        19       515       18      657      19
     General                                   78        0      155        0      249         0       857        0      263       0
                                            -----    -----    -----    -----    -----     -----     -----    -----    -----   -----
Total allocation                            6,311      100    4,436      100    3,452       100     3,185      100    2,422     100
                                            =====    =====    =====    =====    =====     =====     =====    =====    =====   =====

(1) Percent of loans in each category to total loans.

Table 7
Regulatory Capital

(In thousands, except percentages)


                                                                 As of or for year ended December 31,
                                           --------------------------------------------------------------------------------
                                                     2000                         1999                          1998
                                           -----------------------     -------------------------      ---------------------
Total capital to risk weighted assets
     Consolidated                          $   62,028        12.5%     $     57,327       14.3 %      $    55,769     16.3%
     Subsidiary Bank                           61,319        12.4            56,281       13.9             54,607     15.0

Tier 1 capital to risk weighted assets
     Consolidated                              55,841        11.3            52,891       13.2             52,350     15.3
     Subsidiary Bank                           55,132        11.1            51,845       12.8             51,155     14.1

Tier 1 capital to average assets
     Consolidated                              55,841         8.2            52,891        9.3             52,350     10.3
     Subsidiary Bank                           55,132         8.1            51,845        9.0             51,155      9.4


Table 8
Interest Sensitivity Analysis

(In thousands, except ratios)

                                                                                  As of December 31, 2000
                                                   ------------------------------------------------------------------------------
                                                                                              Total         Total
                                                                                            Sensitive     Sensitive
                                                     1 - 90       91 - 180     181 - 365      Within         Over
                                                      Day           Day           Day          One           One
                                                   Sensitive     Sensitive     Sensitive       Year          Year         Total
                                                   ---------     ---------     ---------     ---------     ---------    ---------
Interest earning assets:
Loans, net of non-accruals                         $ 239,558     $  12,329     $  19,269     $ 271,156     $ 226,259     $ 497,415
Taxable investment securities                          4,243           200         4,095         8,538       120,852       129,390
Tax exempt investment securities                          --            --           127           127        15,970        16,097
Other investment securities                            3,967            --            --         3,967            --         3,967
Due from FHLB                                            976            --            --           976            --           976
                                                   ---------     ---------     ---------     ---------     ---------     ---------
     Total interest earning assets                   248,744        12,529        23,491       284,764       363,081       647,845
                                                   ---------     ---------     ---------     ---------     ---------     ---------

Interest bearing liabilities:
Savings, NOW and MMI                               $  45,947     $      --     $      --     $  45,947     $  36,810     $  82,757
Other time deposits                                  104,762        92,692       129,589       327,043       105,217       432,260
Overnight borrowings                                  12,537            --            --        12,537            --        12,537
Other borrowings                                      20,000        11,000        10,000        41,000            --        41,000
                                                   ---------     ---------     ---------     ---------     ---------     ---------
     Total interest bearing liabilities              183,246       103,692       139,589       426,527       142,027       568,554
                                                   ---------     ---------     ---------     ---------     ---------     ---------
Interest sensitivity gap
                                                   $  65,498     $ (91,163)    $(116,098)    $(141,763)
                                                   =========     =========     =========     =========
Ratio of interest sensitive assets to liabilities       1.36          0.12          0.17          0.67          2.56          1.14


Table 9
Market Risk of Financial Instruments

(In thousands, except percentages)


                                        Contractual Maturities as of December 31, 2000
                                 -------------------------------------------------------------------------     Average   Estimated
                                                                                          Over                 Interest     Fair
                                     2001      2002      2003       2004       2005    Five Years    Total       Rate       Value
                                     ----      ----      ----       ----       ----    ----------    -----       ----       -----
Financial assets:
     Debt securities             $  8,665   $  3,155  $ 40,318   $ 33,689   $ 19,415   $ 40,245    $145,487      5.76%    $145,738

     Loans:
          Fixed rate               30,889     26,791    15,682     32,903     39,429     64,292     209,986      8.64      204,901
          Variable rate            95,059      5,329    32,847     18,362     22,006    117,048     290,651      9.87      288,477
                                 --------   --------  --------   --------   --------   --------    --------   --------    --------
     Total financial assets      $134,613   $ 35,275  $ 88,847   $ 84,954   $ 80,850   $221,585    $646,124      8.47%    $639,116
                                 ========   ========  ========   ========   ========   ========    ========   ========    ========

Financial liabilities:
     NOW                         $ 26,788   $     --  $     --   $     --   $     --   $     --    $ 26,788      0.76%    $ 26,788
     MMI                           37,070         --        --         --         --         --      37,070      4.53       37,070
     Savings                       18,899         --        --         --         --         --      18,899      1.64       18,899
     Time deposits                327,043     55,241    26,693     10,614     12,076        593     432,260      5.88      435,232
     Borrowings                    26,000      5,000     5,000      5,000         --         --      41,000      6.73       40,997
     Federal funds purchased
          and retail repurchase    12,537         --        --         --         --         --      12,537      6.31       12,537
                                 --------   --------  --------   --------   --------   --------    --------   --------    --------
Total financial liabilities      $448,337   $ 60,241  $ 31,693   $ 15,614   $ 12,076   $    593    $568,554      5.48%    $571,523
                                 ========   ========  ========   ========   ========   ========    ========   ========    ========


                                        Contractual Maturities as of December 31, 1999
   ------------------------------------------------------------------------------------------------------------  Average  Estimated
                                                                                           Over                  Interest   Fair
                                    2000       2001       2002       2003       2004    Five Years     Total       Rate     Value
                                    ----       ----       ----       ----       ----    ----------     -----       ----     -----
Financial assets:
     Debt securities             $    859   $  4,418   $  4,159   $ 38,437    $ 34,405   $ 51,855    $134,133      6.24%   $129,445
     Loans:
          Fixed rate               37,049     17,359     12,270     29,908      19,165     84,608     200,359      8.53     193,751
          Variable rate            94,263     21,798     14,273     16,401      10,711     56,206     213,652      8.92     214,104
                                 --------   --------   --------   --------    --------   --------    --------      ----    --------
     Total financial assets      $132,171   $ 43,575   $ 30,702   $ 84,746    $ 64,281   $192,669    $548,144      8.12%   $537,300
                                 ========   ========   ========   ========    ========   ========    ========      ====    ========

Financial liabilities:
     NOW                         $ 26,134   $     --   $     --   $     --    $     --   $     --    $ 26,134      0.82%   $ 26,134
     MMI                           47,077         --         --         --          --         --      47,077      4.27      47,077
     Savings                       19,514         --         --         --          --         --      19,514      1.78      19,514
     Time deposits                218,372     74,433     23,351     10,058      16,476        912     343,602      5.54     343,353
     Borrowings                    11,500         --     10,000      5,000       5,000         --      31,500      5.93      31,423
     Federal funds purchased
          and retail repurchase    15,599         --         --         --          --         --      15,599      4.68      15,599
                                 --------   --------   --------   --------    --------   --------    --------      ----    --------
Total financial liabilities      $338,196   $ 74,433   $ 33,351   $ 15,058    $ 21,476   $    912    $483,426      5.01%   $483,100
                                 ========   ========   ========   ========    ========   ========    ========      ====    ========

Table 10
Quarterly Financial Data

(In thousands, except per share data)

                                                           2000                                            1999
                                       --------------------------------------------     --------------------------------------------
                                       4th Qtr      3rd Qtr     2nd Qtr    1st Qtr      4th Qtr     3rd Qtr   2nd Qtr(1)  1st Qtr(1)
                                       --------     -------     -------    --------     -------     -------   ----------  ----------
Interest income                         $14,339     $13,520     $12,571     $11,746     $11,211     $10,905     $10,353    $10,064
Interest expense                          8,414       7,832       6,935       6,336       5,795       5,633       5,378      5,300
                                        -------     -------     -------     -------     -------     -------     -------    -------

Net interest income                       5,925       5,688       5,636       5,410       5,416       5,272       4,975      4,764
Provision for credit losses               1,279         370         340         536         283         705         184        229
                                        -------     -------     -------     -------     -------     -------     -------    -------

Net interest income after provision
     for credit losses                    4,646       5,318       5,296       4,874       5,133       4,567       4,791      4,535
                                        -------     -------     -------     -------     -------     -------     -------    -------

Other income                                593         732         760         806         915         687         661        714
Other expenses                            5,007       3,772       3,860       3,461       3,673       4,276       3,704      3,540
                                        -------     -------     -------     -------     -------     -------     -------    -------

Income before income taxes                  232       2,278       2,196       2,219       2,375         978       1,748      1,709
Income taxes                                102         794         710         717         808         638         566        550
                                        -------     -------     -------     -------     -------     -------     -------    -------

Net income                              $   130     $ 1,484     $ 1,486     $ 1,502     $ 1,567     $   340     $ 1,182    $ 1,159
                                        =======     =======     =======     =======     =======     =======     =======    =======

Earnings per share:
     Basic                              $  0.03     $  0.33     $  0.33     $  0.34     $  0.35     $  0.08     $  0.26     $  0.26
     Diluted                            $  0.03     $  0.33     $  0.33     $  0.33     $  0.35     $  0.07     $  0.26     $  0.25


  (1) Amounts differ from original 10-Q filed with the Securities and Exchange Commission due to the acquisition of Black Diamond Savings Bank, FSB in August 1999. This acquisition was accounted for using the pooling of interests method of accounting for business combinations.

                        Report of Independent Accountants

To The Board of Directors and Shareholders of FNB Financial Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of FNB Financial Services Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 6, 2001

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
---------------------------

December 31, 2000 and 1999
(Dollars in thousands, except share data)


                                                                                      2000           1999
                                                                                    ---------      ---------
ASSETS
Cash and due from banks ......................................................      $  15,952      $  24,391
Investment securities:
     Available for sale ......................................................        145,738        129,445
     Federal Home Loan Bank and Federal Reserve Bank Stock ...................          3,967          2,573
Loans, net of allowance for credit losses of $6,311 in 2000 and $4,436 in 1999        494,326        409,575
Premises and equipment, net ..................................................         12,046          9,807
Accrued income and other assets ..............................................         13,875         12,628
                                                                                    ---------      ---------
          Total assets .......................................................      $ 685,904      $ 588,419
                                                                                    =========      =========

LIABLILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .....................................................      $  54,434      $  47,915
     Interest-bearing ........................................................        515,017        436,327
                                                                                    ---------      ---------
          Total deposits .....................................................        569,451        484,242
Federal funds purchased and retail repurchase agreements .....................         12,537         15,599
Other borrowings .............................................................         41,000         31,500
Accrued expenses and other liabilities .......................................          6,524          6,348
                                                                                    ---------      ---------
          Total liabilities ..................................................        629,512        537,689
                                                                                    ---------      ---------

Shareholders' equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued ...             --             --
Common stock, $1.00 par value;
     Authorized - 40,000,000 shares; Outstanding -
     4,488,259 in 2000 and 4,478,545 in 1999 .................................          4,488          4,479
Paid-in capital ..............................................................         25,723         25,653
Retained earnings ............................................................         26,028         23,458
Accumulated other comprehensive income .......................................            153         (2,860)
                                                                                    ---------      ---------

          Total shareholders' equity .........................................         56,392         50,730
                                                                                    ---------      ---------
          Total liabilities and shareholders' equity .........................      $ 685,904      $ 588,419
                                                                                    =========      =========



See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
----------------------------------------------------------

Years ended December 31, 2000, 1999 and 1998 (Dollars in thousands, except per share data)


                                                             2000          1999           1998
                                                          ---------     ---------       --------
Interest income
     Loans ..........................................      $ 43,588      $ 34,339       $ 31,826
     Federal funds sold .............................           423           226            348
     Investment securities
          Taxable ...................................         7,084         7,396          7,675
          Tax exempt ................................           747           367            412
     Other ..........................................           334           205            135
                                                           --------      --------       --------
               Total interest income ................        52,176        42,533         40,396
                                                           --------      --------       --------
Interest expense
     Deposits .......................................        25,808        20,191         20,479
     Federal funds purchased and other borrowings ...         3,709         1,915          1,539
                                                           --------      --------       --------
               Total interest expense ...............        29,517        22,106         22,018
                                                           --------      --------       --------
Net interest income .................................        22,659        20,427         18,378
Provision for credit losses .........................         2,525         1,401          1,171
                                                           --------      --------       --------
Net interest income after provision for credit losses        20,134        19,026         17,207
                                                           --------      --------       --------
Other income
     Service charges on deposit accounts ............         2,072         1,793          1,433
     Other service charges and fees .................           455           371            469
     Bankcard fees ..................................           231           521            427
     Net gain on sales of loans .....................            73           174            334
     Net gain on securities available for sale ......            60           118            422
                                                           --------      --------       --------
               Total other operating income .........         2,891         2,977          3,085
                                                           --------      --------       --------
Other expenses
     Salaries and employee benefits .................         8,699         8,174          7,374
     Occupancy expense ..............................           871           771            696
     Furniture and equipment expense ................         1,507         1,280            946
     Insurance expense, including FDIC assessment ...           250           108            139
     Marketing expense ..............................           447           352            338
     Printing and supply expense ....................           308           346            317
     Bankcard processing ............................           155           412            402
     Merger related costs ...........................            --           675             --
     Other expenses .................................         3,863         3,075          2,660
                                                           --------      --------       --------
               Total other expenses .................        16,100        15,193         12,872
                                                           --------      --------       --------
Income before income taxes ..........................         6,925         6,810          7,420
Income tax expense ..................................         2,323         2,562          2,398
                                                           --------      --------       --------
Net income ..........................................         4,602         4,248          5,022
Other comprehensive income (loss) ...................         3,013        (3,560)           472
                                                           --------      --------       --------
Comprehensive income ................................      $  7,615      $    688       $  5,494
                                                           ========      ========       ========
Net income per share, basic .........................      $   1.03      $   0.95       $   1.19
                                                           ========      ========       ========
Net income per share, diluted .......................      $   1.02      $   0.93       $   1.13
                                                           ========      ========       ========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
----------------------------------------------------------

Years ended December 31, 2000, 1999, and 1998
(Dollars in thousands)


                                                                   2000           1999           1998
                                                                 --------       --------       --------
Common stock
     Balance at beginning of year .........................      $  4,479       $  4,544       $  3,506
     Stock split effected in the form of a stock dividend .            --             --            101
     Stock repurchase .....................................            --           (119)            --
     Stock issuance .......................................             3             --            897
     Dividend reinvestment plan ...........................             2             23             13
     Exercise of stock options ............................             3             17             20
     Employee 401(k) plan .................................             1             14              6
     Employee stock awards ................................            --             --              1
                                                                 --------       --------       --------
     Balance at end of year ...............................         4,488          4,479          4,544
                                                                 --------       --------       --------

Paid-in capital
     Balance at beginning of year .........................        25,653         27,140          7,840
     Stock split effected in the form of a stock dividend .            --             --          1,228
     Stock issuance .......................................            (3)        (1,965)        17,546
     Dividend reinvestment plan ...........................            28            224            266
     Exercise of stock options ............................            40             79             52
     Employee 401(k) plan .................................             5            175            202
     Employee stock awards ................................            --             --              6
                                                                 --------       --------       --------
     Balance at end of year ...............................        25,723         25,653         27,140
                                                                 --------       --------       --------

Retained earnings
     Balance at beginning of year .........................        23,458         21,247         18,830
     Net income ...........................................         4,602          4,248          5,022
     Cash dividends paid ($0.45 per share in 2000, $0.46 in
          1999, and $0.30 in 1998) ........................        (2,032)        (2,037)        (1,275)
     Stock split effected in the form of a stock dividend .            --             --         (1,330)
                                                                 --------       --------       --------
     Balance at end of year ...............................        26,028         23,458         21,247
                                                                 --------       --------       --------

Accumulated other comprehensive income
     Balance at beginning of year .........................        (2,860)           700            228
     Other comprehensive income ...........................         3,013         (3,560)           472
                                                                 --------       --------       --------
     Balance at end of year ...............................           153         (2,860)           700
                                                                 --------       --------       --------
               Total shareholders' equity .................      $ 56,392       $ 50,730       $ 53,631
                                                                 ========       ========       ========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
-------------------------------------

Years ended December 31, 2000, 1999, and 1998
(Dollars in thousands)

                                                                                            2000           1999             1998
                                                                                         ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received .................................................................      $  49,796       $  42,215       $  37,903
Fees and commission received ......................................................          3,827           3,807           3,230
Interest paid .....................................................................        (28,030)        (22,208)        (21,846)
Noninterest expense paid ..........................................................        (14,474)        (14,614)        (11,744)
Income taxes paid .................................................................         (3,580)         (2,862)         (2,472)
Proceeds from sales of loans ......................................................          4,408           3,831          15,062
                                                                                         ---------       ---------       ---------
          Net cash provided by operating activities ...............................         11,947          10,169          20,133
                                                                                         ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of securities available for sale ..............................          6,337          61,611          94,915
Proceeds from maturities of securities available for sale .........................            588          19,245          20,110
Purchase of securities ............................................................        (19,673)        (62,691)       (173,876)
Capital expenditures ..............................................................         (3,661)         (1,481)         (1,736)
(Increase) decrease in other real estate owned ....................................           (473)          1,110          (1,333)
Net (increase) decrease in loans ..................................................        (93,196)        (56,025)        (55,669)
                                                                                         ---------       ---------       ---------
          Net cash used in investing activities ...................................       (110,078)        (38,231)       (117,589)
                                                                                         ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and interest checking accounts .........         (3,449)          8,214          32,179
Net increase in time deposits .....................................................         88,658          16,433          44,173
Net increase in other borrowings ..................................................          9,500          14,000           2,500
Net increase (decrease) in federal funds purchased and retail repurchase agreements         (3,062)          1,667          (1,512)
Repurchase of common stock ........................................................             --          (2,084)             --
Proceeds from issuance of common stock ............................................             77             532          19,008
Dividends paid ....................................................................         (2,032)         (2,037)         (1,275)
                                                                                         ---------       ---------       ---------
          Net cash provided by financing activities ...............................         89,692          36,725          95,073
                                                                                         ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ..............................         (8,439)          8,663          (2,383)
                                                                                         ---------       ---------       ---------
Cash and cash equivalents, beginning of year ......................................         24,391          15,728          18,111
                                                                                         ---------       ---------       ---------
Cash and cash equivalents, end of year ............................................      $  15,952       $  24,391       $  15,728
                                                                                         =========       =========       =========
Supplemental disclosure of non-cash transactions
Non-interest transfers from loans to other real estate ............................      $     986       $     192       $   1,975
                                                                                         =========       =========       =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income ........................................................................      $   4,602       $   4,248       $   5,022
     Adjustments to reconcile net income to net cash provided
          by operating activities
     Provision for credit losses ..................................................          2,525           1,401           1,171
     Depreciation .................................................................          1,139             978             790
     Accretion and amortization ...................................................            477             494             394
     (Gain) loss on sale of securities available for sale .........................            (60)           (118)           (422)
     (Gain) loss on sale of mortgage loans ........................................            (73)           (174)           (334)
     Proceeds from sales of loans .................................................          4,408           3,831          15,062
     Increase in accrued income and other assets ..................................         (1,247)         (1,751)         (2,250)
     Increase in accrued expenses and other liabilities ...........................            176           1,260             700
                                                                                         ---------       ---------       ---------
          Net cash provided by operating activities ...............................      $  11,947       $  10,169       $  20,133
                                                                                         =========       =========       =========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
------------------------------------------

December 31, 2000, 1999 and 1998

Note 1 - Summary of significant accounting policies

  Principles of consolidation
               The accompanying consolidated financial statements include the accounts of FNB Financial Services Corporation (the "Company") and its wholly-owned subsidiary FNB Southeast (the "Subsidiary Bank") and FNB Southeast Investment Services, Inc., a wholly-owned subsidiary of FNB Southeast. All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of operations
               FNB Southeast provides a variety of financial services to individual and corporate customers through its thirteen full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Subsidiary Bank's North Carolina customers are located in Rockingham, Guilford, and New Hanover Counties. The Subsidiary Bank also provides a variety of financial services to customers through its five full-service branches in Norton, Harrisonburg, Richlands, and Pennington Gap, Virginia. A majority of the Subsidiary Bank's Virginia customers are located in Wise, Tazewell, Russell, Lee, Rockingham, and Augusta Counties. FNB Southeast's primary deposit products are interest-bearing checking accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

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

               Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. A majority of the Subsidiary Bank's loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural, and service sectors. Accordingly, the ultimate collectibility of a large portion of the Subsidiary Bank's loan portfolio would be affected by changes in local economic conditions.

     Cash and cash equivalents

               For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks".

     Investment securities
               The Company classifies its investment securities at the time of purchase into three categories as follows:

               -  Held to Maturity reported at amortized cost,
               - Trading - reported at fair value with unrealized gains and losses included in earnings, or
               - Available for Sale - reported at fair value with unrealized gains and losses reported in other comprehensive income.

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

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

     Loan origination fees and costs

               Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

     Allowance for credit losses

               The allowance for credit losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based upon reviews of individual credits, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant risk factors. Losses are charged and recoveries are credited to the allowance for credit losses at the time the loss or recovery is incurred.

               While management uses the best available information to evaluate the adequacy of the allowance for credit losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Subsidiary Bank's allowance for credit losses on loans and foreclosed real estate. Such agencies may require the Subsidiary Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

     Other real estate

               Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value, less estimated costs to sell, which becomes the property's new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Subsequent write downs are charged to expense in the period they are incurred.

     Premises and equipment

               Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets.

               Expenditures for maintenance and repairs are charged to operations, and the expenditures for major replacements and betterments are added to the premises and equipment accounts. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the appropriate asset accounts at the time of retirement or sale and the resulting gain or loss is reflected in current operations.

     Income taxes

               Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities and non-deductible expenses) and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Net income per share

               The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to the issuance of dilutive potential common shares by the weighted average number of shares of common stock outstanding during each year plus the number of dilutive potential common shares.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

     Sales of  loans

               Gains and losses on the sale of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements during the year of sale. The Subsidiary Bank continues to service certain loans that have been sold. Such loan balances are not included in the accompanying consolidated balance sheets.

     Off balance sheet financial instruments

               In the ordinary course of business, the Subsidiary Bank enters into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

     Segment information

               The Company follows the provisions of SFAS No. 131,  "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

               Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, the providing of general commercial financial services to customers located in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina; Norton, Harrisonburg, Richlands, and Pennington Gap, Virginia; and surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, rather than the individual branches or products.

               There are no differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements.

     New accounting pronouncements

               In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard did not have a material effect on the Company's financial statements.

               In October of 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of SFAS 125. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard did not have a material effect on the Company's financial statements.

               In April of 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 was effective July 1, 2000. This interpretation clarifies (a) the definition of employees for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This interpretation did not have a material effect on the Company's financial statements.

               In December of 1999, the Securities and Exchange Commission issued SAB 101, "Revenue Recognition in Financial Statements". SAB 101, as amended, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. This staff accounting bulletin provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. This interpretation did not have a material effect on the Company's financial statements.

      Reclassification

               Certain items for 1998 and 1999 have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

    Subsequent Events

               On February 12, 2001, the Federal Reserve approved the Company's request to convert from a bank holding company to a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999.

Note 2 - Mergers and acquisitions

               On August 31, 1999, the Company completed the acquisition of Black Diamond Savings Bank, FSB ("Black Diamond") through the issuance of 1.3333 shares of the Company's common stock for each share of Black Diamond's outstanding common stock, or 1,113,397 shares. The merger was accounted for as a pooling of interests.

                                           Company (1)    Black Diamond     Combined
                                           -----------    --------------   -----------
                                                         (In thousands)
             1999:
                  Total income ......        $34,478         $11,032        $45,510
                  Net interest income         16,258           4,169         20,427
                  Net income ........          3,744             504          4,248

             1998:
                  Total income ......         32,929          10,552         43,481
                  Net interest income         14,558           3,820         18,378
                  Net income ........          3,847           1,175          5,022


               (1) Prior to Black Diamond merger

               Black Diamond, prior to the merger with the Company, reported total income of $7,134,000, net interest income of $2,584,000, and net income of $753,000 for the eight months ended August 31, 1999.

Note 3 - Restriction on cash and due from banks

               The Subsidiary Bank maintains average reserve balances with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2000 and 1999 were $339,000 and $688,000, respectively.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Note 4 - Investment securities

               Investment securities consist of the following:

                                                           Gross         Gross       Estimated
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost         Gains         Losses        Value
                                            --------      --------      --------      --------
                                                               (In thousands)
December 31, 2000
Available for sale:
     U.S. Treasury ...................      $    200      $     --      $     --      $    200
     U.S. government agency securities       119,579            --           505       119,074
     Mortgage backed securities ......         8,280            --            53         8,227
     State and municipal obligations .        16,097           831            --        16,928
     Other ...........................         1,331            --            22         1,309
                                            --------      --------      --------      --------
     Total available for sale ........       145,487           831           580       145,738
Federal Home Loan Bank and Federal
     Reserve Bank stock ..............         3,967            --            --         3,967
                                            --------      --------      --------      --------
          Total investment securities       $149,454      $    831      $    580      $149,705
                                            ========      ========      ========      ========

December 31, 1999 Available for sale:
     U.S. Treasury ...................      $    200      $     --      $     --      $    200
     U.S. government agency securities       111,543            --         4,238       107,305
     Mortgage backed securities ......        11,061             1           365        10,697
     State and municipal obligations .         9,989            62            92         9,959
     Other ...........................         1,340            --            56         1,284
                                            --------      --------      --------      --------
     Total available for sale ........       134,133            63         4,751       129,445
Federal Home Loan Bank and Federal
     Reserve Bank stock ..............         2,573            --            --         2,573
                                            --------      --------      --------      --------
          Total investment securities       $136,706      $     63      $  4,751      $132,018
                                            ========      ========      ========      ========


               The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Securities Available for Sale
                                                 -----------------------------
                                                   Amortized     Estimated
                                                     Cost        Fair Value
                                                   --------      ---------
                                                        (In thousands)
Due in one year or less ......................     $  8,665      $  8,647
Due after one through five years..............       96,577        96,272
Due after five through ten years..............       24,265        24,395
Due after ten years ..........................       15,980        16,424
                                                   --------      --------
     Total debt securities ...................     $145,487      $145,738
                                                   ========      ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

               Proceeds from the sale of investment securities available for sale, gross realized gains, gross realized losses, and the related income taxes on net realized gains were as follows:

                                                    Year ended December 31
                                              ---------------------------------
                                                2000       1999          1998
                                              -------     -------       -------
                                                      (In thousands)
Proceeds from sales .......................   $ 6,277     $60,805       $79,075
Gross realized gains ......................        98         178           424
Gross realized losses .....................        38          60             2
Applicable income tax on net realized gains        23          46           184

               At December 31, 2000, and 1999, investment securities with a carrying value of approximately $80,427,000 and $44,211,000 respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 5 - Loans

          Major classifications of loans at December 31, are as follows:


                                                          2000            1999
                                                        --------       ---------
                                                             (In thousands)
          Commercial, financial and agricultural        $ 74,981        $ 58,002
          Consumer .............................          89,099          75,219
          Real estate:
               Residential mortgage ............         150,113         129,922
               Commercial mortgage .............         119,584         115,434
               Construction ....................          66,148          34,680
                                                        --------        --------

          Subtotal loans .......................         499,925         413,257
          Loans held for sale ..................             712             754
                                                        --------        --------
                         Gross loans ...........        $500,637        $414,011
                                                        ========        ========

               A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while collateral dependent loans are measured for impairment based on the fair value of the collateral.

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

               At December 31, 2000 and 1999, the recorded investment in loans that were considered impaired was approximately $3,222,000 and $1,747,000, respectively. The related allowance for credit losses on these impaired loans was approximately $901,000 and $488,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999 and 1998 was approximately $2,892,000, $1,611,000 and $1,987,000 respectively. There were no loans on nonaccrual status that were not considered impaired at December 31, 2000.

               Mortgage loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at December 31, 2000 and 1999 were $24,459,000 and $24,385,000, respectively. Mortgage loans serviced for other investors at December 31, 2000 and 1999, were $1,580,000 and $2,551,000, respectively.

               Certain 1 to 4 family residential mortgage loans are held as collateral under a blanket floating lien to secure a portion of the Subsidiary Bank's borrowings (see Note 9).

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------

Note 6 - Allowance for credit losses

Changes in the allowance for credit losses for the three years ended December 31 were as follows:

                                      2000            1999           1998
                                    -------         -------         -------
                                                (In thousands)
Balance at beginning of year        $ 4,436         $ 3,452         $ 3,185
Provision for credit losses           2,525           1,401           1,171
Recoveries .................            154              95             104
Losses charged off .........           (804)           (512)         (1,008)
                                    -------         -------         -------
Balance at end of year .....        $ 6,311         $ 4,436         $ 3,452
                                    =======         =======         =======

Note 7 - Premises and equipment

               Premises and equipment is summarized as follows:

                                                                         2000           1999
                                                                       --------       --------
                                                                            (In thousands)
             Land .............................................        $ 2,788        $ 2,784
             Building and leasehold improvements ..............          7,144          6,188
             Equipment ........................................          9,802          7,067
             Construction in progress .........................             --            335
                                                                       -------        -------
             Subtotal .........................................         19,734         16,374
             Less accumulated depreciation and amortization....          7,688          6,567
                                                                       -------        -------
                  Total premises and equipment, net ...........        $12,046        $ 9,807
                                                                       =======        =======


Note 8 - Deposits

               The aggregate amount of jumbo certificates of deposit,  each with
a  minimum  denomination  of  $100,000,   was  approximately   $206,766,000  and
$131,413,000 in 2000 and 1999, respectively.

               At December 31, 2000 the scheduled maturities of time deposits are as follows:

                Year ending December 31,                                Amount
                ------------------------                               --------
                (In thousands)
                2001 .....................................             $327,043
                2002 .....................................               55,241
                2003 .....................................               26,693
                2004 .....................................               10,614
                2005 .....................................               12,076
                Thereafter ...............................                  593
                                                                       --------
                     Total time deposits .................             $432,260
                                                                       ========


Note 9 - Federal funds purchased, retail repurchase agreements and other borrowings

               The  following  is  a  schedule  of  federal   funds   purchased,
securities sold under repurchase agreements and FHLB borrowings:

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

                                                 Balance        Interest Rate                Average         Maximum
                                                  as of             as of       Average     Interest      Outstanding at
                                                December 31      December 31    Balance       Rate        Any Month-end
                                              --------------    -------------  --------    ----------     -------------
                                                                       (In thousands, except percentages)
2000
Federal funds purchased and securities
     sold under agreements to repurchase          $12,537          6.31%       $11,728          5.90%       $19,312
FHLB borrowings ........................           41,000          6.73%        45,634          6.61%        52,500
                                                  -------                      -------                      -------
          Total ........................          $53,537                      $57,362                      $71,812
                                                  =======                      =======                      =======

1999
Federal funds purchased and securities
     sold under agreements to repurchase          $15,599          5.08%       $12,706          4.68%       $21,406
FHLB borrowings ........................           31,500          5.86%        22,278          5.93%        31,500
                                                  -------                      -------                      -------
          Total ........................          $47,099                      $34,984                      $52,906
                                                  =======                      =======                      =======


               At December 31, 2000, the Subsidiary Bank had an $88.5 million line of credit with the FHLB under which $41.0 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans. The outstanding amounts consist of $26.0 million maturing in 2001, $5.0 million maturing in 2002, $5.0 million maturing in 2003, and $5.0 million maturing in 2004. The borrowing maturing in 2002 had a one-time call feature in 1999 and converted to a floating rate based on the three month LIBOR. The borrowing maturing in 2003 had an identical call feature in 2000 and also converted to a floating rate based on the three month LIBOR.

               Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Subsidiary Bank. Securities sold under agreement to repurchase represent short-term borrowings by the Subsidiary Bank, with overnight maturities collateralized by securities of the United States government or its agencies.


Note 10 - Income taxes

               The components of income tax expense are as follows:

                                                               2000          1999            1998
                                                             -------        -------         -------
                                                                         (In thousands)
          Current tax expense
               Federal ..................................    $ 2,996        $ 2,928         $ 2,452
               State ....................................         53             92              40
                                                             -------        -------         -------
                         Total current ..................      3,049          3,020           2,492
                                                             -------        -------         -------
          Deferred tax expense (benefit)
               Federal ..................................       (633)          (399)            (94)
               State ....................................        (93)           (59)             --
                                                             -------        -------         -------
                         Total deferred .................       (726)          (458)            (94)
                                                             -------        -------         -------
                         Total income tax expense .......    $ 2,323        $ 2,562         $ 2,398
                                                             =======        =======         =======

               The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

                                                                            2000          1999
                                                                            ----          ----

                                                                               (In thousands)
             Deferred tax assets:
               Allowance for credit losses ........................        $2,193        $1,115
               Net unrealized loss on securities available for sale            --         1,828
               Non-qualified deferred compensation plans ..........           657         1,016
               Other ..............................................            52            81
                                                                           ------        ------
                            Total .................................         2,902         4,040
             Deferred tax liabilities:
               Depreciable basis of property and equipment ........           324           396
               Net unrealized gain on securities available for sale            98            --
               Deferred loan fees .................................           281           245
               Other ..............................................            83            83
                                                                           ------        ------
                            Total .................................           786           724
                                                                           ------        ------
             Net deferred tax assets (liabilities) ................        $2,116        $3,316
                                                                           ======        ======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

               There is no valuation allowance for deferred tax assets as management believes that realization of the deferred tax assets is more likely than not based upon the Company's history of taxable income and estimates of future taxable income.

               The provision for federal income taxes differs from that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                      2000           1999             1998
                                                                      ----           ----             ----
                                                                                (In thousands)
             Tax based on statutory rates ..................        $ 2,354         $ 2,315         $ 2,523
             Increase (decrease) resulting from:
                  Effect of tax-exempt income ..............           (209)           (136)            (98)
                  State income taxes, net of federal benefit            (35)             22             (37)
                  Disallowed merger cost ...................             --             230              --
                  Other, net ...............................            213             131              10
                                                                    -------         -------         -------
                  Total provision for income taxes .........        $ 2,323         $ 2,562         $ 2,398
                                                                    =======         =======         =======

Note 11 - Lease commitments

               The  minimum  annual  lease   commitments   under   noncancelable
operating leases in effect at December 31, 2000, are as follows:



               Year Ending December 31
               -----------------------                            Amount
                                                            ------------------
                                                              (In thousands)
               2001 .....................................        $  278
               2002 .....................................           268
               2003 .....................................           254
               2004 .....................................           240
               2005 .....................................           240
               Thereafter ...............................           783
                                                                 ------
                    Total lease commitments                      $2,063
                                                                 ======

               Rental  expense  was  $350,000  in 2000,  $271,000  in 1999,  and
$206,000 in 1998.

Note 12 - Related party transactions

               The Subsidiary Bank had loans outstanding to principal officers and directors and their affiliated companies of approximately $3,716,000 and $4,451,000 at December 31, 2000 and 1999, respectively. During 2000, additions to such loans were $1,442,000 and repayments were $2,177,000. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility.


Note 13 - Shareholders' equity

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

               Stock grants

               The Company did not issue stock grants during 2000 or 1999. During 1998, stock grants to employees totaled 95 common shares.


               Stock option plans

               The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has elected to continue using the measurement prescribed in Accounting Principles Board ("APB") Opinion No. 25, and accordingly, SFAS No. 123 had no effect on the Company's financial position or results of operations.

               The  Company  has  issued   stock   under  both   incentive   and
non-qualified stock options. The following is a summary of stock option activity and related information for the years ended December 31:

                                       2000                             1999                               1998
                             --------------------------      ---------------------------       ------------------------------
                                          Weighted Avg.                   Weighted Avg.                       Weighted Avg.
                             Options     Exercise Price       Options     Exercise Price        Options       Exercise Price
                            ----------   --------------      --------    ---------------       ------------------------------
Outstanding -
     Beginning of year....   798,661       $   14.33          633,215      $   14.55            574,766         $   12.55
     Granted .............    13,350           11.24          206,850          13.38             95,100             24.87
     Exercised ...........    (7,427)           7.11          (27,220           9.44            (26,378)             8.39
     Forfeited ...........    (6,500)          14.96          (14,184          15.40            (10,273)            12.04
                            --------                         --------                           -------
     of year .............   798,084       $   14.34          798,661      $   14.33            633,215         $   14.55
                            ========                         ========                           =======

Exercisable - End
     of year .............   570,292       $   13.51          422,006      $   12.56            340,339         $   10.97

Weighted average
     fair value of
     options granted
     during the year .....  $   2.92                         $   4.05                         $    7.09



               The following is a summary of information on outstanding and exercisable options at December 31, 2000:

                                                          Options Outstanding                        Options Exercisable
------------------------------------------------------------------------------------------   -------------------------------------
                                    Weighted Average Remaining                                                     Weighted
     Range of                              Contractual                  Weighted Average                            Average
 Exercise Prices        Number             Life (Years)                  Exercise Price        Number            Exercise Price
------------------    -----------  -----------------------------    ----------------------   ----------     ----------------------
 $ 6.75 - 12.52           441,574              7.23                     $     10.54            314,711                  $    9.98
  12.94 - 25.50           356,510              7.13                           19.06            255,581                      17.87
                      -----------                                                            ----------
                          798,084                                                              570,292
                      ===========                                                            ==========

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

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

                                                                 2000              1999              1998
                                                             -------------     -------------     -------------
             Net income - as reported ..................     $   4,602,000     $   4,248,000     $   5,022,000
             Net income - pro forma ....................         4,064,000         3,462,000         4,445,000
             Basic net income per share - as reported...              1.03              0.95              1.19
             Basic net income per share - pro forma ....              0.91              0.78              1.05



               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2000, 1999, and 1998: dividend yield of 4.75% for 2000, and 3.20% for 1999 and 1998; expected volatility of 33.0% for 2000, and 29.0% for 1999 and 1998; risk free interest rates of 5.85% for 2000, 6.25% for 1999 and 5.55% for 1998, and expected lives of 7 years for all years.

               These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1989, 1992, and 1995 vest ratably over a five year period, and the options granted in 1996, 1997, 1998, and 1999 vest ratably over a four year period. No option will be exercisable after ten years from the date granted.

Note 14 - Other comprehensive income

               The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for the disclosure of comprehensive income in the Company's consolidated financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of non-owner changes in equity. As required by SFAS No. 130, prior period consolidated financial statements have been reclassified to reflect application of the provisions of this statement.

               Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company's other comprehensive income. Other comprehensive income (loss) consists of the following:

                                                                                   2000          1999             1998
                                                                                  -------       --------        --------
                                                                                             (In thousands)
        Unrealized holding gains (losses) arising during the year ........        $ 4,999        $(5,717)        $ 1,195
        Reclassification adjustment for gains included in net income .....             60            118             422
                                                                                  -------        -------         -------
        Other comprehensive income (loss) before tax .....................          4,939         (5,835)            773
        Income tax expense (benefit) related to other comprehensive income          1,926         (2,275)            301
                                                                                  -------        -------         -------
        Other comprehensive income (loss) ................................        $ 3,013        $(3,560)        $   472
                                                                                  =======        =======         =======


Note 15 - Net income per share

               The   following  is  a   reconciliation   of  the  numerator  and
denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

                                                                        For the year ended December 31, 2000
                                                                ----------------------------------------------------
                                                                                     Weighted
                                                                                      Average
                                                                   Income          Common Shares       Per-Share
                                                                 (Numerator)       (Denominator)         Amount
                                                                 ------------      ------------       -----------
Net income per share of common stock:
     Income available to common shareholders ...                  $4,602,000         4,483,950        $   1.03
                                                                                                      ========
Effect of Dilutive Securities:
     Stock options .............................                          --            36,488
                                                                  ----------        ----------
Net income per share of common stock - assuming
     dilution:
     Income available to common shareholders and
          assumed conversion ...................                  $4,602,000         4,520,438        $   1.02
                                                                  ==========        ==========        ========

                                                                       For the year ended December 31, 1999
                                                                -----------------------------------------------------------
                                                                                     Weighted
                                                                                      Average
                                                                     Income        Common Shares      Per-Share
                                                                  (Numerator)      (Denominator)       Amount
                                                                 --------------     -----------      -----------
Net income per share of common stock:
     Income available to common shareholders .............        $4,248,000         4,464,138        $   0.95
                                                                                                      =========
Effect of Dilutive Securities:
     Stock options .......................................                --            87,379
                                                                  ----------        ----------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion ........................        $4,248,000         4,551,517        $   0.93
                                                                  ==========        ==========        =========

                                                                        For the year ended December 31, 1998
                                                                -----------------------------------------------------------
                                                                                       Weighted
                                                                                       Average
                                                                    Income          Common Shares      Per-Share
                                                                  (Numerator)       (Denominator)       Amount
                                                                 ------------       ------------     ------------
Net income per share of common stock:
     Income available to common shareholders .............        $5,022,000         4,238,923        $   1.19
                                                                                                      =========
Effect of Dilutive Securities:
     Stock options .......................................                --           208,047
                                                                  ----------        ----------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion ........................        $5,022,000         4,446,970        $   1.13
                                                                  ==========        ==========        =========




Note 16 - FNB Financial Services Corporation (Parent Company)

               The parent company's principal asset is its investment in its subsidiary, FNB Southeast. The significant source of income of the parent company is dividends received from its subsidiary.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

                                                                              2000             1999             1998
                                                                            ----------       ---------        --------
                                                                                        (In thousands)
Condensed balance sheets
Assets
     Cash and due from banks .................................               $    410         $    982         $  1,058
     Securities ..............................................                     11               12               12
     Investment in wholly-owned subsidiary ...................                 55,685           49,630           52,472
     Other assets ............................................                    286              106               89
                                                                             --------         --------         --------
     Total assets ............................................               $ 56,392         $ 50,730         $ 53,631
                                                                             ========         ========         ========
Shareholders' equity and other liabilities ...................               $ 56,392         $ 50,730         $ 53,631
                                                                             ========         ========         ========
Condensed statements of income
Dividends from subsidiary ....................................               $  1,633         $  1,808         $  1,271
Management fees ..............................................                    180               85               --
Gain on sale of securities ...................................                     62               --               --
Amortization and other expenses ..............................                   (244)            (540)             (92)
                                                                             --------         --------         --------
Income before tax benefit ....................................                  1,631            1,353            1,179
Income tax benefit ...........................................                      1               14               30
                                                                             --------         --------         --------
Income before equity in undistributed net income of subsidiary                  1,632            1,367            1,209
Equity in undistributed net income of subsidiary .............                  2,970            2,881            3,813
                                                                             --------         --------         --------
Net income ...................................................               $  4,602         $  4,248         $  5,022
                                                                             ========         ========         ========

                                                                               2000            1999              1998
                                                                             ---------       ---------        ---------
                                                                                           (In thousands)
Condensed statements of cash flows
Cash flows from operating activities
     Dividends received from subsidiary .............................        $  1,633         $  1,808         $  1,271
     Management fees received .......................................             180               10               --
     Cash paid for franchise tax, registration cost, acquisition cost
     and other ......................................................            (181)            (451)             (92)
     (Increase) in other assets .....................................            (180)             (17)             (59)
                                                                             --------         --------         --------
          Net cash provided by operating activities .................           1,452            1,350            1,120
                                                                             --------         --------         --------
Cash used in investing activities
     Investment in subsidiary .......................................            (134)           2,163          (18,449)
     Proceeds from sale of securities ...............................              63               --               --
                                                                             --------         --------         --------
          Net cash provided by investing activities .................             (71)           2,163          (18,449)
                                                                             --------         --------         --------
Cash flows from financing activities
     Proceeds from stock issuance ...................................              --               --           18,443
     Repurchase of common stock .....................................              --           (2,084)              --
     Dividends paid, net of DRIP ....................................          (2,002)          (1,790)            (996)
     Proceeds from employee 401(k) ..................................               6              189              208
     Proceeds from employee stock awards ............................              --               --                7
     Exercise of stock options ......................................              43               96               72
                                                                             --------         --------         --------
          Net cash provided by (used in) financing activities .......          (1,953)          (3,589)          17,734
                                                                             --------         --------         --------
Increase (decrease) in cash .........................................            (572)             (76)             405
Cash at beginning of year ...........................................             982            1,058              653
                                                                             --------         --------         --------
Cash at end of year .................................................        $    410         $    982         $  1,058
                                                                             ========         ========         ========

Reconciliation of net income to cash provided by operating activities
Net income ..........................................................        $  4,602         $  4,248         $  5,022
     Adjustments to reconcile net income to net cash provided
          by operating activities
          (Increase) decrease in other assets .......................            (180)             (17)             (89)
          Equity in undistributed net income of subsidiary ..........          (2,970)          (2,881)          (3,813)
                                                                             -------          --------         --------
Net cash provided by operating activities ...........................        $  1,452         $  1,350         $  1,120
                                                                             ========         ========         ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

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

               A summary of the Subsidiary Bank's commitments and contingent liabilities at December 31, are as follows:

                                                                                 Contract or
                                                                                Notional Amount
                                                                        ------------------------------
                                                                           2000               1999
                                                                        -----------        -----------
                                                                               (In thousands)
               Commitments to extend credit.........................    $  77,589          $  79,425
               Standby letters of credit............................          179                 93
                                                                        -----------        -----------
                    Total commitments and contingent liabilities....    $  77,768          $  79,518
                                                                        ===========        ===========


               The Subsidiary Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Subsidiary Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

               The following table outlines the changes in the Company's pension obligations, assets and funded status for the years ended December 31, 2000 and 1999, and the assumptions and components of net periodic pension cost for the two years in the period ended December 31, 2000.

                                                             2000       1999
                                                           -------     -------
                                                              (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year ..............     $ 3,580     $ 3,067
Service cost .........................................         295         192
Interest cost ........................................         247         224
Actuarial loss .......................................        (238)        131
Benefits paid ........................................        (147)        (34)
                                                           -------     -------
Benefit obligation at end of year ....................       3,737       3,580
                                                           -------     -------
Change in plan assets
Fair value of plan assets at beginning of year .......       3,139       2,669
Actual return on plan assets .........................         (54)        356
Employer contribution ................................           0         147
Benefits paid ........................................        (147)        (33)
                                                           -------     -------
Fair value of plan assets at end of year .............       2,938       3,139
                                                           -------     -------
Plan assets less than projected benefit obligation ...        (799)       (441)
Funded status
Unrecognized net actuarial (gain) loss ...............         160         107
Unrecognized prior service charge ....................         100          98
                                                           -------     -------
Pension liability ....................................     $  (539)    $  (236)
                                                           =======     =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Weighted-average assumptions
Discount rate .........................         7.50%          7.00%
Expected return on plan assets ........         8.00%          7.00%
Rate of compensation increase .........         5.00%          5.00%
Components of net periodic pension cost
Service cost ..........................        $ 295          $ 193
Interest cost .........................          246            223
Expected return on plan assets ........         (251)          (200)
Amortization of prior service cost ....           13             11
                                               -----          -----
Net periodic pension cost .............        $ 303          $ 227
                                               =====          =====

               The Company has a Supplemental Executive Retirement Plan ("SERP") which allows the Company to supplement the level of certain executives' retirement income over that which is obtainable through the tax-qualified retirement plan. Contributions to the SERP totaled $205,000 for 2000, $229,000 for 1999 and $170,000 for 1998.

               The Subsidiary Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Subsidiary Bank matching a portion of each employee's contribution. The Subsidiary Bank's contributions were $117,000, $171,000 and $162,000 for 2000, 1999 and 1998, respectively.

               A deferred compensation plan allows the directors and certain senior officers of the Company and the Subsidiary Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Subsidiary Bank. Each director elects annually to either receive that year's compensation currently or to defer receipt until their death, disability or retirement as a director. Each officer elects annually to either receive that year's compensation currently or to defer receipt of a portion of their compensation until their death, disability or retirement as an officer. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. No liability exists as of December 31, 2000 and 1999.

Note 19 - Regulatory matters

               The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from its banking subsidiary. The Subsidiary Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2000, the Subsidiary Bank had undivided profits of approximately $26.9 million.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
-------------------------------------------------------

               The Subsidiary Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

               Quantitative measures established by regulation to ensure capital adequacy require the Subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000, that the Subsidiary Bank meets all capital adequacy requirements to which they are subject.

               The most recent notification from the North Carolina Commissioner of Banks categorized the Subsidiary Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Subsidiary Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Since that notification, the Subsidiary Bank has continued to experience asset growth.

               The actual capital amounts and ratios for the Company and the Subsidiary Bank are presented in the following table.

                                                                                               To Be Well
(In thousands, except percentages)                                                             For Capital
                                                                                                Adequacy
                                                        Actual                                  Purposes
                                               -----------------------      ---------------------------------------------
                                                Amount          Ratio         Amount        Ratio
                                               --------        -------      ---------       -----------------------------
                                                                 (In thousands, except for percentages)
December 31, 2000:
  Total Capital (To Risk Weighted Assets)
     Consolidated ........................     $62,028          12.5%        $39,609        greater than or equal to 8.0%
     Subsidiary Bank .....................      61,319          12.4          39,586        greater than or equal to 8.0
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................      55,841          11.3          19,805        greater than or equal to 4.0
     Subsidiary Bank .....................      55,132          11.1          19,793        greater than or equal to 4.0
  Tier 1 Capital (To Average Assets)
     Consolidated ........................      55,841           8.2          27,215        greater than or equal to 4.0
     Subsidiary Bank .....................      55,132           8.1          27,203        greater than or equal to 4.0

December 31, 1999:
  Total Capital (To Risk Weighted Assets)
     Consolidated ........................     $57,327          14.3%        $32,055        greater than or equal to 8.0%
     Subsidiary Bank .....................      56,281          13.9          31,468        greater than or equal to 8.0
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................      52,891          13.2          16,027        greater than or equal to 4.0
     Subsidiary Bank .....................      51,845          12.8          15,710        greater than or equal to 4.0
  Tier 1 Capital (To Average Assets)
     Consolidated ........................      52,891           9.3          22,813        greater than or equal to 4.0
     Subsidiary Bank .....................      51,845           9.0          22,361        greater than or equal to 4.0




(In thousands, except percentages)                                Capitalized Under
                                                                  Prompt Corrective
                                                                  Action Provisions
                                                   ---------------------------------------------
                                                     Amount          Ratio
                                                   ---------       --------
                                                     (In thousands, except for percentages)
December 31, 2000:
  Total Capital (To Risk Weighted Assets)
     Consolidated ........................            $N/A
     Subsidiary Bank .....................          49,483        greater than or equal to 10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................             N/A
     Subsidiary Bank .....................          29,690        greater than or equal to 6.0
  Tier 1 Capital (To Average Assets)
     Consolidated ........................             N/A
     Subsidiary Bank .....................          34,004        greater than or equal to 5.0

December 31, 1999:
  Total Capital (To Risk Weighted Assets)
     Consolidated ........................           $ N/A
     Subsidiary Bank .....................          39,335        greater than or equal to 10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................             N/A
     Subsidiary Bank .....................          23,565        greater than or equal to  6.0
  Tier 1 Capital (To Average Assets)
     Consolidated ........................             N/A
     Subsidiary Bank .....................          27,951        greater than or equal to  5.0

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------
Note 20 - Fair value of financial instruments

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

               Commitments...The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items were disclosed in Note 17.

The estimated fair values of financial instruments are as follows:

                                                         December 31, 2000                 December 31, 1999
                                                   -----------------------------    -----------------------------
                                                   Carrying          Estimated       Carrying           Estimated
                                                     Value          Fair Value         Value           Fair Value
                                                   ----------     --------------    -----------       ----------
                                                                           (In thousands)
Financial assets:
Cash and cash equivalents                           $ 15,952         $ 15,952         $ 24,391         $ 24,391
Investment securities
    Available for sale                               145,738          145,738          129,445          129,445
    Other equity securities                            3,967            3,967            2,573            2,573
Loans held for sale                                      712              712              754              754
Loans                                                499,925          495,003          413,257          407,855
Financial liabilities:
Deposits                                             569,451          572,423          484,242          483,993
Federal funds purchased and retail repurchase
     agreements                                       12,537           12,537           15,599           15,599
Other borrowings                                      41,000           40,997           31,500           31,423

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

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

               None.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant

               Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2001.

Item 11.       Executive Compensation

               Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2001.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

               Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2001.

Item 13.       Certain Relationships and Related Transactions

               Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 17, 2001.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.


                 Financial Statements                                      Form 10-K Page
                 --------------------                                     ---------------


Report of Independent Accountants............................................... 38

Consolidated Balance Sheets as of December 31, 2000 and 1999.................... 39

Consolidated Statements of Income and Comprehensive Income for the years ended
December 31, 2000, 1999 and 1998................................................ 40


Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2000, 1999 and 1998................................................ 41


Consolidated Statements of Cash Flows for the years ended December 31, 2000,
1999 and 1998................................................................... 42


Notes to Consolidated Financial Statements...................................... 43-60


(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.


(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.


       Exhibit No.          Description
       -----------          -----------

         3.01 (1)           Amended and Restated Articles of Incorporation.
        3.02  (1)           Bylaws of Company, as amended.
        4.01  (1)           Specimen Common Stock Certificate.

        10.01 (3)           Stock   Compensation  Plan  of  the  Registrant
                            approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.

        10.02 (4)           Omnibus Equity Compensation Plan of the Registrant.

        10.03 (5)           Severance   Policy  for  Senior   Officers   of  the
                            Registrant (employed for five years or more).

        10.04 (6)           Revised  Severance  Plan for Senior  Officers of the
                            Registrant (employed for five years or more).

        10.05 (4)           Severance   Policy  for  Senior   Officers   of  the
                            Registrant (employed for less than five years).

        10.07 (8)           Benefit  Equivalency  Plan of  Registrant  effective
                            January 1, 1994.

        10.08 (8)           Annual Management Incentive Plan of Registrant.
        10.09 (8)           Long Term Incentive Plan of Registrant.

        10.10 (8)           Employment Agreement dated May 18, 1995, between the
                            Registrant,  as  employer,  and  Ernest  J.  Sewell,
                            President  and  Chief   Executive   Officer  of  the
                            Registrant.

        10.11 (9)           Split-Dollar   Agreement  dated  January  27,  1995,
                            between the Registrant and Ernest J. Sewell.

        1.012 (9)           Split-Dollar  Agreement  dated  September  26, 1994,
                            between the Registrant and Robert F. Albright.

        10.13 (9)           Split-Dollar   Agreement  dated  January  27,  1995,
                            between Registrant and C. Melvin Gantt.

        10.14 (9)           Split-Dollar   Agreement  dated  December  8,  1995,
                            between the Registrant and Richard L. Powell.

        10.15 (10)          Lease,  dated January 31, 1997,  between  Registrant
                            and Landmark Commercial, Inc., relating to the Wilmington branch office.

        10.16 (2)           Amendment  to  Benefit  Equivalency  Plan  effective
                            January 1, 1998.

        10.17 (11)          Amended  and  Restated  Employment  Agreement  dated
                            August 10, 1999, between Black Diamond Savings Bank,
                            FSB  and  Don M.  Green.  Merger  agreement  between
                            Registrant and Black Diamond Savings Bank, FSB.

        11.00               Statement  Regarding  Computation  of  Per  Share
                            Earnings

        12.00               Statement Regarding Computation of Ratios

        21.01               Schedule of Subsidiaries.

        23.01               Consent of PricewaterhouseCoopers LLP.


        (1) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.

        (2) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

        (3) Incorporated herein by reference to the Registrant's Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.

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

        (7) Incorporated herein by reference to the Registrant's Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.

        (8) Incorporated herein by reference to the Registrant's Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.

        (9) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.

        (10) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 31, 1998, filed with the Securities and Exchange Commission.

        (11) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

        (b)                 Reports on 8-K.

               The Company filed a Current Report on Form 8-K on December 22, 2000, to report plans to record an additional provision for credit loss expense of approximately $1.2 million dollars in the fourth quarter of 2000.

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

               The Company cautions that any such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements, including without limitation, the effects of future economic conditions, governmental fiscal and monetary policies, legislative and regulatory changes, the risks of changes in interest rates on the level and composition of deposits, the effects of competition from other financial institutions, the failure of assumptions underlying the establishment of the allowance for possible credit losses, the low trading volume of the Company's Common Stock, and other considerations described in connection with specific forward-looking statements.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FNB FINANCIAL SERVICES CORPORATION


    Date: March 15, 2001                   By: /s/ Ernest J. Sewell
                                           --------------------------------
                                           Ernest J. Sewell,
                                           President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                        Signature                            Capacity                                Date

/s/ Ernest J. Sewell                     President, Chief Executive Officer and Director        March 15, 2001
-----------------------------------
Ernest J. Sewell                                  (Principal Executive Officer)

/s/ Michael W. Shelton                      Vice President and Chief Financial Officer          March 15, 2001
-----------------------------------
Michael W. Shelton                         (Principal Financial and Accounting Officer)

/s/ Barry Z. Dodson                                   Chairman of the Board                     March 15, 2001
-----------------------------------
Barry Z. Dodson

/s/ Gary G. Blosser                                          Director                           March 15, 2001
-----------------------------------
Gary G. Blosser

/s/ Charles A. Britt                                         Director                           March 15, 2001
-----------------------------------
Charles A. Britt

/s/ O. Eddie Green                                           Director                           March 15, 2001
-----------------------------------
O. Eddie Green

/s/ Joseph H. Kinnarney                                      Director                           March 15, 2001
-----------------------------------
Joseph H. Kinnarney

/s/ Clifton G. Payne                                         Director                           March 15, 2001
-----------------------------------
Clifton G. Payne

/s/ Elton H. Trent, Jr.                                      Director                           March 15, 2001
-----------------------------------
Elton H. Trent, Jr.

/s/ Kenan C. Wright                                          Director                           March 15, 2001
-----------------------------------
Kenan C. Wright

       EXHIBIT INDEX

Exhibit              Description
-------              ------------

11.00                Statement Regarding Computation of Per Share Earnings

12.00                Statement Regarding Computation of Ratios

21.01                Schedule of Subsidiaries

23.01                Consent of PricewaterhouseCoopers LLP