Form 10-Q
period 2001-03-31
FNB FINANCIAL SERVICES CORP
filed 2001-05-11
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                         Commission File Number: 0-13086



                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                                       56 - 1382275
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


202 South Main Street, Reidsville, North Carolina              27320
-------------------------------------------------            ---------
  (Address of principal executive offices)                   (Zip Code)


                                 (336) 342-3346
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes  [ X ]       No  [   ]

4,496,154 common shares were outstanding as of May 3, 2001, with a par value per share of $1.00

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                          ----
PART   I    FINANCIAL INFORMATION

Item   1    Financial Statements

            Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000                            1

            Consolidated Statements of Income and Comprehensive Income
            Three months March 31, 2001 and 2000                            2

            Consolidated Statements of Cash Flows
            Three months ended March 31, 2001 and 2000                    3 - 4

            Notes to Consolidated Financial Statements                    5 - 9

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                         10 - 14

Item   3    Quantitative and Qualitative Disclosures About Market Risk      14


PART   II   OTHER INFORMATION

Item   1    Legal Proceedings                                               15

Item   2    Changes in Securities and Use of Proceeds                       15

Item   3    Defaults Upon Senior Securities                                 15

Item   4    Submission of Matters to a Vote of Security Holders             15

Item   5    Other Information                                               15

Item   6    Exhibits and Reports on Form 8 - K                              15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                   March 31,    December 31,
                                                                     2001          2000
                                                                  (Unaudited)    (Audited)
                                                                  ----------     ----------
ASSETS

Cash and due from banks                                            $ 37,039       $ 15,952
Investment securities:
     Securities available for sale                                  163,299        145,738
     Federal Home Loan Bank and Federal Reserve Bank Stock            3,967          3,967
Loans, net of allowance for credit losses of $6,523 at
     March 31, 2001, and $6,311 at December 31, 2000                501,110        494,326
Premises and equipment, net                                          11,826         12,046
Accrued income and other assets                                      13,763         13,875
                                                                   --------       --------

               Total assets                                        $731,004       $685,904
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                           $ 55,799       $ 54,434
     Interest bearing                                               557,402        515,017
                                                                   --------       --------
               Total deposits                                       613,201        569,451

Federal funds purchased and retail repurchase agreements             11,044         12,537
Other borrowings                                                     36,000         41,000
Accrued expenses and other liabilities                               12,113          6,524
                                                                   --------       --------

               Total liabilities                                    672,358        629,512
                                                                   --------       --------

Shareholders' equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                               --             --
Common stock, $1.00 par value; authorized 40,000,000 shares;
        outstanding 4,496,068 at March 31, 2001 and
        4,488,259 at December 31, 2000                                4,496          4,488
Paid-in capital                                                      25,797         25,723
Retained earnings                                                    26,990         26,028
Accumulated other comprehensive income                                1,363            153
                                                                   --------       --------

               Total shareholders' equity                            58,646         56,392
                                                                   --------       --------

               Total liabilities and shareholders' equity          $731,004       $685,904
                                                                   ========       ========



See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary Consolidated Statements of Income and Comprehensive Income (Unaudited; dollars in thousands, except per share data)



                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                                2001             2000
                                                            -----------       -----------
Interest income
     Loans                                                  $    11,640       $     9,646
     Federal funds sold and overnight deposits                       87               118
     Investment securities
               Taxable                                            1,949             1,786
               Tax exempt                                           193               149
     Other                                                           91                47
                                                            -----------       -----------

               Total interest income                             13,960            11,746
                                                            -----------       -----------

Interest expense
     Deposits                                                     7,561             5,660
     Federal funds purchased and other borrowings                   842               676
                                                            -----------       -----------

               Total interest expense                             8,403             6,336
                                                            -----------       -----------

Net interest income                                               5,557             5,410
Provision for credit losses                                         223               536
                                                            -----------       -----------

Net interest income after provision for credit losses             5,334             4,874

Other income
     Service charges on deposit accounts                            594               444
     Net gain on sale of loans                                       --                14
     Net gain on sale of credit card operations                      --               148
     Income from investment services                                 37                 6
     Other income                                                    64               193
                                                            -----------       -----------

               Total other income                                   695               805

Other expenses
     Salaries and employee benefits                               2,320             1,927
     Occupancy expense                                              247               204
     Furniture and equipment expense                                477               345
     Insurance expense, including FDIC assessment                    42                36
     Printing and supply expense                                     64                82
     Other expenses                                                 764               866
                                                            -----------       -----------

               Total other expenses                               3,914             3,460

Income before income taxes                                        2,115             2,219
Income tax expense                                                  611               717
                                                            -----------       -----------

Net income                                                        1,504             1,502
Other comprehensive income (loss)                                 1,210              (536)
                                                            -----------       -----------

Comprehensive income                                        $     2,714       $       966
                                                            ===========       ===========

Per share data
     Net income, basic                                      $      0.33       $      0.34
     Net income, diluted                                    $      0.33       $      0.33
     Cash dividends                                         $      0.12       $      0.11
Weighted average shares outstanding, basic                    4,491,946         4,480,502
Weighted average shares outstanding, diluted                  4,539,356         4,506,213


See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)


                                                                               Three Months Ended March 31,
                                                                              -----------------------------
                                                                                  2001             2000
                                                                              -----------       -----------
Cash flows from operating activities:
     Interest received                                                           $ 17,752        $ 11,922
     Fees and commissions received                                                    991             895
     Interest paid                                                                 (8,706)         (6,081)
     Noninterest expense paid                                                      (2,334)         (4,214)
     Income taxes paid                                                                (21)           (263)
     Proceeds from sales of loans                                                   2,608             818
                                                                                 --------        --------

          Net cash provided by operating activities                                10,290           3,077
                                                                                 --------        --------

Cash flows from investing activities:
     Proceeds from sales or calls of securities available for sale                 26,712           1,460
     Proceeds from maturities of securities available for sale                      1,500             146
     Purchase of securities                                                       (44,807)         (5,309)
     Capital expenditures                                                            (135)           (607)
     (Increase) decrease in other real estate owned                                    64              42
     (Increase) decrease in loans                                                  (9,754)        (30,251)
                                                                                 --------        --------

          Net cash used in investing activities                                   (26,420)        (34,519)
                                                                                 --------        --------

Cash flows from financing activities:
     Increase (decrease) in demand, savings and interest checking accounts          1,998           7,078
     Increase (decrease) in time deposits                                          42,171           2,696
     Increase (decrease) in federal funds purchased and
           retail repurchase agreements                                            (1,493)           (721)
     Increase (decrease) in other borrowings                                       (5,000)         20,000
     Proceeds from issuance of common stock                                            81              69
     Dividends paid                                                                  (540)           (456)
                                                                                 --------        --------

          Net cash provided by financing activities                                37,217          28,666
                                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents                               21,087          (2,776)
Cash and cash equivalents, January 1                                               15,952          24,391
                                                                                 --------        --------

Cash and cash equivalents, March 31                                              $ 37,039        $ 21,615
                                                                                 ========        ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                               $    129        $     59
                                                                                 ========        ========


See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows (continued)
(Unaudited; dollars in thousands)


Reconciliation of net income to net cash provided by operating activities:


                                                                               Three Months Ended March 31,
                                                                              -----------------------------
                                                                                  2001             2000
                                                                              -----------       -----------
Net income                                                                    $  1,504            $  1,502

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                              223                 536
          Depreciation                                                             369                 265
          Accretion and amortization                                               109                 108
          (Gain) loss on sale of securities available for sale                       1                  --
          (Gain) loss on sale of mortgage loans                                     --                 (14)
          Proceeds from sales of loans                                           2,608                 818
          (Increase) decrease in accrued income and other assets                  (112)                856
          Increase (decrease) in accrued expenses and other liabilities          5,588                (994)
                                                                              --------            --------

               Net cash provided by operating activities                      $ 10,290            $  3,077
                                                                              ========            ========




See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)


1. Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.



2. Significant Activities

               FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank.

               On January 23, 2001, the Company filed an election with the Federal Reserve Board to become a financial holding company, and became a financial holding company effective February 12, 2001, under the Gramm-Leach-Bliley Act.

               As of March 31, 2001, FNB Southeast operated thirteen banking offices in North Carolina and five banking offices in Virginia. The Company and the Bank are headquartered in Reidsville, North Carolina.



3. Comprehensive Income

               The Company's other comprehensive income for the three month periods ended March 31, 2001 and 2000 consists of unrealized gains and losses on available for sale securities, net of related income taxes.

4. Segment Information

               The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

               Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment: the providing of general financial services to the customers of its wholly owned subsidiary, FNB Southeast. The various products offered by FNB Southeast are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, rather than the individual performance of banking offices or products.



5. Net Income Per Share

               Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding, or assumed to be outstanding, as summarized below.


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------

        Weighted average number of shares
                used in basic EPS                      4,491,946     4,480,502
        Effect of dilutive stock options                  47,410        25,711
                                                       ----------    ----------

        Weighted average number of common
                shares and dilutive potential common
                shares used in dilutive EPS            4,539,356     4,506,213
                                                       ==========    ==========


               As of March 31, 2001, there were 765,020 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6. Investment Securities Available for Sale

                                              March 31, 2001                    December 31, 2000
                                     ----------------------------           ---------------------------
        (Dollars in thousands)        Amortized           Fair              Amortized           Fair
                                        Cost              Value               Cost              Value
                                     ---------          ---------           ---------         ---------
U.S. Treasury securities              $    200           $    200           $    200           $    200
U.S. Agency securities                 132,702            133,873            119,579            119,074
Mortgage backed securities              10,897             10,990              8,280              8,227
State and municipal obligations         16,134             17,110             16,097             16,928
Other                                    1,131              1,126              1,331              1,309
                                      --------           --------           --------           --------

Total available for sale              $161,064           $163,299           $145,487           $145,738
                                      ========           ========           ========           ========





7. Loans


        (Dollars in thousands)                         March 31, 2001     December 31, 2000
                                                       --------------     -----------------
Loan category
          Real estate - commercial                        $122,359             $119,584
          Real estate - residential                        148,585              150,113
          Real estate - construction                        69,202               66,148
          Commercial, financial and agricultural            79,026               74,981
          Consumer - direct                                 43,678               46,463
          Consumer - home equity                            39,536               39,204
          Consumer - other                                   4,550                3,432
                                                          --------             --------

                    Subtotal loans                         506,936              499,925

                    Loans held for sale                        697                  712
                                                          --------             --------

                    Gross loans                           $507,633             $500,637
                                                          ========             ========

8. Allocation of Allowance for Credit Losses

                                                    March 31, 2001         December 31, 2000
                                             --------------------------  -----------------------
                                                            % of Loans               % of Loans
(Dollars in thousands)                                       in Each                   in Each
                                                           Category to               Category to
                                             Allowance     Total Loans    Allowance  Total Loans
                                             ---------     -----------   ----------  -----------
Balance at end of period applicable to :

Real estate - construction                   $    25           14%       $   28           13%
Real estate - mortgage                           136           29           125           30
Commercial, including real estate              4,731           40         4,445           39
Consumer                                       1,557           17         1,635           18
General                                           74            0            78            0
                                              ------       ------        ------       ------

     Total allocation                         $6,523          100%       $6,311          100%
                                              ======       ======        ======       ======




9. Analysis of Allowance for Credit Losses

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
(Dollars in thousands)                                           2001          2000
                                                                ------        ------
Balance, beginning of period                                    $6,311        $4,436

Charge-offs                                                        103            83
Recoveries                                                          92            43
                                                                ------        ------

Net charge-offs                                                     11            40
                                                                ------        ------

Allowance charged to operations                                    223           536
                                                                ------        ------

Balance, end of period                                          $6,523        $4,932
                                                                ======        ======

Ratio of annualized net charge-offs during the period
       to average loans outstanding during the period             0.01%         0.04%
                                                                ======        ======

 Ratio of allowance for credit losses to period end loans         1.28%         1.11%
                                                                ======        ======

10. Nonperforming Assets

                                                       March 31,    December 31,
        (Dollars in thousands)                           2001          2000
                                                       -------       -------

Nonaccrual (1)                                           $3,210       $3,222
Past due 90 days or more and still accruing interest         12           --
Other real estate                                           943        1,007
Renegotiated troubled debt                                   --           --

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



11. New Accounting Pronouncements

           In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Standard did not have a material effect on the Company's financial statements.

           In October of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of SFAS 125. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This Standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Standard did not have a material effect on the Company's financial statements.

           In April of 2000, the FASB issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25"). FIN 44 was effective July 1, 2000. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation did not have a material effect on the Company's financial statements.

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

Summary

               Assets at March 31, 2001 reached $731.0 million, an increase of $45.1 million since December 31, 2000. The increase in assets is due to growth in investments of $17.6 million and an increase in cash of $21.1 million over the first three months of 2001. During the first quarter, total loans increased $7.0 million, securities (at amortized cost) increased $15.6 million, and interest-bearing cash balances increased $22.3 million. To support this asset growth over the past three months, deposits have increased $43.8 million.

               Net income for the quarter ended March 31, 2001, of $1.5 million was the same as net income earned in the first quarter last year. Diluted earnings per share for the current quarter were $0.33 per share, the same amount reported one year earlier.

 Interest Income and Interest Expense

               First quarter total interest income was $14.0 million, an increase of 18.9% over the same quarter last year. Average earning assets for the quarter were $664.4 million, a 16.0% increase compared to $572.6 million for the year ago period. Interest income from loans was $11.6 million, up 20.7% from $9.6 million in the first quarter of 2000. The increase was driven by an 18.2% increase in average loans, and an increase in the average yield to 9.35% from 9.04%.

               Interest income on investments totaled $2.1 million, for the current quarter, up 10.7% from $1.9 million for the year ago quarter. The change is primarily attributable to an increase of $163,000 in interest income on U.S. Agency securities.

               First quarter total interest expense was $8.4 million compared to $6.3 million from the first quarter of last year, a 32.6% increase. Average interest bearing liabilities for the first quarter of 2001 increased 17.1% to $581.3 million from $496.6 million for the first quarter of 2000. The overall rate on interest bearing liabilities for the first quarter was 5.86% and 5.10% for 2001 and 2000, respectively.

               Interest expense on deposits for the first quarter of 2001 increased 33.6% to $7.6 million, compared to $5.7 million in the first quarter of 2000. Average interest bearing deposits of $527.3 million increased 18.8% over the first three months of 2000. The average rate for the first quarter on interest bearing deposits increased to 5.82% from 5.10% one year earlier. During the first quarter of 2001, the Company conducted a deposit campaign designed to increase core deposits in all operating markets. The campaign was well received in the Company's operating markets and generated approximately $19.6 million in new deposits.

               Interest expense on federal funds purchased and other borrowings was $842,000, up 24.6%, from $676,000 in the first quarter of 2000. The increase is primarily attributable to an increase in average purchased funds from $52.7 million in the 2000 first quarter compared to $54.0 million in the 2001 first quarter.

Comparable net interest margins are as follows:

                                           Liability
Time Period                 Asset Yield       Rate         Interest Rate Spread
-----------                -------------   -----------   -----------------------

First Quarter, 2001            8.58%     -    5.86%    =          2.72%
First Quarter, 2000            8.26%     -    5.10%    =          3.16%


 Noninterest Income and Expense

               Noninterest income in the first quarter this year decreased 13.7% to $695,000 from the $805,000 in the same period last year. Noninterest income for 2000 included a nonrecurring gain of $148,000 from the sale of the Company's credit card portfolio and related operations, and $76,000 in nonrecurring fees. Recurring noninterest income for the 2001 first quarter increased 19.6% over the prior year quarter. Deposit service charges increased 33.8% to $594,000 for the 2001 first quarter compared to $444,000 in the same period last year.

               Noninterest expense for the first quarter of 2001 was $3.9 million, a 13.1% increase from $3.5 million in the first quarter of 2000. Salaries and employee benefits increased $393,000, occupancy expense increased $43,000 and furniture and equipment expense increased $132,000 compared to the prior year. This increase was primarily driven by expenses incurred in the current quarter associated with three branches opened during the second quarter of 2000.

               The provision for credit losses in the first quarter of 2001 was $223,000 compared to $536,000 in the first quarter of 2000. The allowance for credit losses as a percentage of gross loans outstanding increased to 1.28% at March 31, 2001, from 1.11% at March 31, 2000.

               The effective income tax rate of 28.9% for the first three months of 2001 was lower than the 32.3% rate for the same three month period of 2000. The tax rate for 2001 was lower due to the anticipated increase in the percentage of investment income on U.S. Agency and tax-exempt securities as a percentage of total investment income in 2001.

Financial Condition

               The Company's total assets at March 31, 2001 and 2000, were $731.0 million and $617.1 million, respectively. The $113.9 million increase represents an 18.5% increase over one year earlier. Since December 31, 2000, assets have increased $45.1 million. Average earning assets for the 2001 first quarter were $664.4 million, or 16.0% higher than the $572.6 million average in the same quarter last year.

               Loans at March 31, 2001, totaled $507.6 million compared to $443.5 million one year earlier, an increase of 14.5%. Loans have increased $7.0 million from $500.6 million at December 31, 2000. Average loans for the first quarter of 2001 were $504.8 million, or 18.2% higher than $427.0 million in this same period one year ago.

               Investment securities of $167.3 million at March 31, 2001, were 24.2% higher than the $134.7 million one year earlier. Average investment securities were $153.6 million and $132.8 million for the 2001 and 2000 first quarters, respectively.

               Deposits totaled $613.2 million at March 31, 2001, a 24.1% increase over the $494.0 million one year ago, and a $43.7 million increase over the $569.5 million recorded at December 31, 2000. At March 31, 2001, noninterest bearing deposits were $55.8 million, a 10.7 % increase from last year, and represented 9.1% of total deposits. During the first quarter of 2001, the Company conducted a deposit campaign designed to increase core deposits in all operating markets. The campaign was well received in the Company's operating markets and generated approximately $19.6 million in new deposits.

               At March 31, 2001, borrowings at the Federal Home Loan Bank of Atlanta totaled $36.0 million, compared to $41.0 million at December 31, 2000. The Company used funds generated through deposit growth to reduce the level of FHLB borrowings by $5.0 million.

               Shareholders' equity increased to $58.6 million at the end of the first quarter 2001, compared to $56.4 million at December 31, 2000. The increase of $2.2 million in the current quarter is primarily attributable to a $1.2 million increase in accumulated other comprehensive income and a $962,000 increase in retained earnings.

Asset Quality

               The allowance ratio at March 31, 2001, was 1.28% compared to 1.26% at December 31, 2000, and 1.11% at March 31, 2000. For the first quarter 2000, provision charges against earnings totaled $223,000 compared to $536,000 in the first quarter one year earlier. Net loan losses for the 2001 quarter totaled $11,000, or a 0.01% annualized loss ratio based on average loans outstanding, compared to a 0.04% ratio for the first quarter of 2000.

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

               As of March 31, 2001, the Company had total nonperforming loans of $4.2 million, or 0.57% of total assets. Nonaccrual loans and loans past due 90 days or more and still accruing interest totaled $3.2 million at December 31, 2000 and $2.0 million at March 31, 2001. Other real estate owned decreased to $943,000 at March 31, 2001, compared to $1.0 million at December 31, 2000. The decline resulted from the sale of other real estate during the quarter. A loss of $4,000 was recorded in conjunction with the sale of such property during the first three months of 2001.

Capital Resources

               Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Board of Governors of the Federal Reserve, which are the primary regulatory agencies for FNB Southeast and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

                      As shown in the table below, the Company and its wholly owned subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of March 31, 2001.

                               Regulatory Guidelines
                           ----------------------------
                                Well       Adequately                   FNB
        Ratio               Capitalized    Capitalized    Company    Southeast
        -----              ------------   -------------  ---------  ------------


        Total Capital           10.0%          8.0%        12.4%        12.3%
        Tier 1 Capital           6.0           4.0         11.2         11.0
        Leverage Capital         5.0           4.0          8.1          8.0

               New Accounting Pronouncements

               In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Standard did not have a material effect on the Company's financial statements.

               In October of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" a replacement of SFAS 125. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This Standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Standard did not have a material effect on the Company's financial statements.

               In April of 2000, the FASB issued FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("Opinion 25"). FIN 44 was effective July 1, 2000. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation did not have a material effect on the Company's financial statements.

Liquidity Management

               Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawal, loan funding, dividends to shareholders, and general corporate activities create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturities, calls and sales of investment securities, principal and interest payments on loans, access to borrowed funds or lines of credit, and profits. Internal liquidity analysis indicates the Company has the ability to generate sufficient amounts of cash to cover day-to-day activity and fund earning assets growth over the rolling twelve month period ending March 31, 2001.


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

               The Company considers interest rate risk to be its most significant market risk and the risk which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company's overall asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset and Liability Committee. The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.

PART II.       OTHER INFORMATION



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

                             None.

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



                                    FNB FINANCIAL SERVICES CORPORATION
                                    (Registrant)



May 10, 2001                         /s/ Michael W. Shelton
                                     -------------------------------------------
                                     Michael W. Shelton
                                    (Vice President and Chief Financial Officer)