Form 10-Q
period 2001-06-30
FNB FINANCIAL SERVICES CORP
filed 2001-08-14
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission File Number: 0-13086



                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     North Carolina                                           56 - 1382275
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


202 South Main Street, Reidsville, North Carolina              27320
---------------------------------------------------       -------------
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

Yes  [ X ]    No  [   ]

4,537,086 common shares were outstanding as of July 31, 2001, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                           Page

PART I FINANCIAL INFORMATION

  Item 1   Financial Statements

           Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000                               1

           Consolidated Statements of Income and Comprehensive Income
           Three months and six months ended June 30, 2001 and 2000          2

           Consolidated Statements of Cash Flows
           Six months ended June 30, 2001 and 2000                       3 - 4

           Notes to Consolidated Financial Statements                    5 - 9

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                       10 - 14

  Item 3   Quantitative and Qualitative Disclosures About Market Risk       14


PART II OTHER INFORMATION

  Item 1   Legal Proceedings                                                15

  Item 2   Changes in Securities and Use of Proceeds                        15

  Item 3   Defaults Upon Senior Securities                                  15

  Item 4   Submission of Matters to a Vote of Security Holders              15

  Item 5   Other Information                                                16

  Item 6   Exhibits and Reports on Form 8 - K                               16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                  June 30,     December 31,
                                                                    2001         2000
                                                                 (Unaudited)   (Audited)
                                                                  --------      --------
ASSETS

Cash and due from banks                                           $ 22,120      $ 15,952
Investment securities:
     Securities available for sale                                 161,435       145,738
     Federal Home Loan Bank and Federal Reserve Bank Stock           3,967         3,967
Loans, net allowance for credit losses of $6,497 at June 30,
     2001, and $6,311 at December 31, 2000                         510,444       494,326
Premises and equipment, net                                         11,744        12,046
Accrued income and other assets                                     12,802        13,875
                                                                  --------      --------

               Total assets                                       $722,512      $685,904
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                          $ 52,316      $ 54,434
     Interest bearing                                              556,508       515,017
                                                                  --------      --------
               Total deposits                                      608,824       569,451

Federal funds purchased and retail repurchase agreements            10,468        12,537
Other borrowings                                                    30,000        41,000
Accrued expenses and other liabilities                              13,197         6,524
                                                                  --------      --------

               Total liabilities                                   662,489       629,512
                                                                  --------      --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               None issued                                              --            --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               Outstanding 4,537,086 at June 30, 2001 and
               4,488,259 at December 31, 2000                        4,537         4,488
Paid-in capital                                                     26,195        25,723
Retained earnings                                                   27,909        26,028
Accumulated other comprehensive income (loss)                        1,382           153
                                                                  --------      --------

               Total shareholders' equity                           60,023        56,392
                                                                  --------      --------

               Total liabilities and shareholders' equity         $722,512      $685,904
                                                                  ========      ========


See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                ----------------------------      ----------------------------
                                                                    2001            2000             2001             2000
                                                                -----------      -----------      -----------      -----------
Interest income
     Loans                                                      $    11,251      $    10,524      $    22,891      $    20,170
     Federal funds sold and overnight deposits                           82               53              169              171
     Investment securities
               Taxable                                                2,067            1,753            4,016            3,540
               Tax exempt                                               193              165              386              314
     Other                                                               69               76              160              122
                                                                -----------      -----------      -----------      -----------

               Total interest income                                 13,662           12,571           27,622           24,317
                                                                -----------      -----------      -----------      -----------

Interest expense
     Deposits                                                         7,573            5,972           15,134           11,527
     Federal funds purchased and other borrowings                       591              963            1,432            1,744
                                                                -----------      -----------      -----------      -----------

               Total interest expense                                 8,164            6,935           16,566           13,271
                                                                -----------      -----------      -----------      -----------

Net interest income                                                   5,498            5,636           11,056           11,046
Provision for credit losses                                             260              340              483              876
                                                                -----------      -----------      -----------      -----------

Net interest income after provision for credit loss                   5,238            5,296           10,573           10,170

Other income
     Service charges on deposit accounts                                500              517            1,094              961
     Net gain on securities available for sale                          158                1              159                1
     Net gain on sale of credit card operations                          --               --               --              148
     Income from investment services                                     37                5               74               11
     Other income                                                       139              237              203              445
                                                                -----------      -----------      -----------      -----------

               Total other income                                       834              760            1,530            1,566

Other expenses
     Salaries and employee benefits                                   2,392            2,138            4,712            4,065
     Occupancy expense                                                  259              192              506              396
     Furniture and equipment expense                                    492              349              969              694
     Insurance expense, including FDIC assessment                        43               52               85               88
     Printing and supply expense                                        109               62              173              144
     Other expenses                                                     650            1,066            1,416            1,933
                                                                -----------      -----------      -----------      -----------

               Total other expenses                                   3,945            3,859            7,861            7,320

Income before income taxes                                            2,127            2,197            4,242            4,416
Income tax expense                                                      608              711            1,219            1,428
                                                                -----------      -----------      -----------      -----------

Net income                                                            1,519            1,486            3,023            2,988
Other comprehensive income (loss)                                        19              150            1,229             (386)
                                                                -----------      -----------      -----------      -----------


Comprehensive income (loss)                                     $     1,538      $     1,636      $     4,252      $     2,602
                                                                ===========      ===========      ===========      ===========

Per share data
     Net income, basic                                          $      0.34      $      0.33      $      0.67      $      0.67
     Net income, diluted                                        $      0.33      $      0.33      $      0.66      $      0.66
     Cash dividends                                             $      0.13      $      0.11      $      0.25      $      0.22
Weighted average shares outstanding, basic                        4,511,576        4,484,675        4,501,958        4,482,589
Weighted average shares outstanding, diluted                      4,576,011        4,520,514        4,557,881        4,528,556




See notes to unaudited consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                             -----------------------
                                                                               2001           2000
                                                                             --------       --------
Cash flows from operating activities:
          Interest received                                                  $ 35,906       $ 23,277
          Fees and commissions received                                         1,762          1,887
          Interest paid                                                       (17,763)       (12,896)
          Noninterest expense paid                                             (6,616)        (7,748)
          Income taxes paid                                                    (1,232)        (2,152)
          Proceeds from sales of loans                                          8,026          1,254
                                                                             --------       --------

               Net cash provided by operating activities                       20,083          3,622
                                                                             --------       --------

Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale        69,546          4,784
          Proceeds from maturities of securities available for sale             1,500            228
          Purchase of securities                                              (85,612)       (10,231)
          Capital expenditures                                                   (428)        (2,031)
          (Increase) decrease in other real estate owned                           75            356
          (Increase) decrease in loans                                        (24,330)       (42,869)
                                                                             --------       --------

               Net cash used in investing activities                          (39,249)       (49,763)
                                                                             --------       --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                               2,846         (6,533)
          Increase (decrease) in time deposits                                 36,618         33,625
          Increase (decrease) in federal funds purchased and
                retail repurchase agreements                                  (11,000)        (4,268)
          Increase (decrease) in other borrowings                              (2,069)        21,000
          Proceeds from issuance of common stock                                   81             76
          Dividends paid                                                       (1,142)          (951)
                                                                             --------       --------

               Net cash provided by financing activities                       25,334         42,949
                                                                             --------       --------

Net increase (decrease) in cash and cash equivalents                            6,168         (3,192)
Cash and cash equivalents, January 1                                           15,952         24,391
                                                                             --------       --------

Cash and cash equivalents, June 30                                           $ 22,120       $ 21,199
                                                                             ========       ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                           $    189       $     59
                                                                             ========       ========

               See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           -------------------------
                                                                               2001           2000
                                                                             --------       --------
Net income                                                                   $  3,023       $  2,988

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                             483            876
          Depreciation                                                            744            534
          Accretion and amortization                                              220            213
          (Gain) loss on sale of securities available for sale                   (159)             1
          Proceeds from sales of loans                                          8,026          1,402
          (Gain) loss on other assets                                              (4)           (90)
          (Increase) decrease in accrued income and other assets                1,077           (916)
          Increase (decrease) in accrued expenses and other liabilities         6,673         (1,386)
                                                                             --------       --------

               Net cash provided by operating activities                     $ 20,083       $  3,622
                                                                             ========       ========

               See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   Significant Activities

     FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. FNB Southeast operates two wholly owned subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corportion.

     During June of this year, FNB Southeast formed a new subsidiary, FNB Southeast Mortgage Corporation. On June 15, 2001, the new subsidiary purchased the assets of Airlie Mortgage Company, Inc., a successful mortgage brokerage company operating three offices in the Wilmington, North Carolina market.

     As of June 30, 2001, FNB Southeast operated thirteen banking offices in North Carolina and five banking offices in Virginia. The Company and the Bank are headquartered in Reidsville, North Carolina.


3.   Comprehensive Income

     The Company's other comprehensive income for the three and six month periods ended June 30, 2001, and 2000 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:


                                          Three Months   Ended June 30  Six Months  Ended June 30
                                               2001           2000         2001         2000
                                          ----------------------------  -------------------------
     Unrealized gains / (losses) on
     available for sale securities           $   189       $   247       $ 2,174       $  (632)

     Reclassification of realized gains         (158)           (1)         (159)           (1)

     Income tax effect                           (12)          (96)         (786)          247
                                          ----------------------------  -------------------------
     Other comprehensive income (loss)       $    19       $   150       $ 1,229       $  (386)
                                          ============================   ========================

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

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                          ------------------------      ------------------------
                                                             2001           2000          2001            2000
                                                          ---------      ---------      ---------      ---------
        Weighted average number of shares
                used in basic EPS                         4,511,576      4,484,675      4,501,958      4,482,589
        Effect of dilutive stock options                     64,435         35,839         55,923         45,967
                                                          ---------      ---------      ---------      ---------

        Weighted average number of common
                shares and dilutive potential common
                shares used in dilutive EPS               4,576,011      4,520,514      4,557,881      4,528,556
                                                          =========      =========      =========      =========


          As of June 30, 2001, there were 711,384 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6.   Investment Securities Available for Sale


                                                  June 30, 2001                         December 31, 2000
                                          -----------------------------           -----------------------------
      (Dollars in thousands)                Amortized           Fair              Amortized             Fair
                                              Cost              Value               Cost                Value
                                          -------------       ---------           ---------           ---------
U.S. Treasury securities                   $      0            $      0            $    200            $    200
U.S. Agency securities                      132,578             133,863             119,579             119,074
Mortgage backed securities                   10,176              10,282               8,280               8,227
State and municipal obligations              16,111              16,982              16,097              16,928
Other                                           304                 308               1,331               1,309
                                           --------            --------            --------            --------

Total available for sale                   $159,169            $161,435            $145,487            $145,738
                                           ========            ========            ========            ========



7.   Loans


(Dollars in thousands)                                 June 30, 2001   December 31, 2000
                                                       -------------   -----------------
Loan Category
          Real estate - commercial                        $129,687          $119,584
          Real estate - residential                        143,414           150,113
          Real estate - construction                        70,428            66,148
          Commercial, financial and agricultural            83,899            74,981
          Consumer - direct                                 42,376            46,463
          Consumer - home equity                            40,011            39,204
          Consumer - other                                   5,679             3,432
                                                          --------          --------

                    Subtotal loans                         515,494           499,925

          Loans held for sale                                1,447               712
                                                          --------          --------

                    Gross loans                           $516,941          $500,637
                                                          ========          ========

8.   Allocation of Allowance for Credit Losses

                                                        June 30, 2001                   December 31, 2000
                                                -------------------------------    -----------------------------
                                                                 % of Loans                        % of Loan
(Dollars in thousands)                                           in Each                           in Each
                                                                 Category to                       Category to
                                                 Allowance       Total Loans       Allowance       Total Loans
                                                ----------    -----------------    ---------    ----------------
Balance at end of period applicable to :

     Real estate - construction                     $   23            14             $   28                13
     Real estate - mortgage                            131            28                125                30
     Commercial                                      4,444            41              4,445                39
     Consumer                                        1,823            17              1,635                18
     General                                            76             0                 78                 0
                                                    ------        ------             ------            ------

          Total allocation                          $6,497           100%            $6,311               100%
                                                    ======        ======             ======            ======



9.   Analysis of Allowance for Credit Losses

                                                        Six Months Ended
                                                             June 30,
                                                   ----------------------------
(Dollars in thousands)                              2001                  2000
                                                   -------              -------

Balance, beginning of period                       $ 6,311              $ 4,436

Charge-offs                                            398                  165
Recoveries                                            (101)                 (71)
                                                   -------              -------

Net Charge-offs                                        297                   94
                                                   -------              -------

Allowance charged to operations                        483                  876
                                                   -------              -------

Balance, end of period                             $ 6,497              $ 5,218
                                                   =======              =======

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                           0.12%                0.04%
                                                   =======              =======

Ratio of allowance for credit loss to
          month end loans                             1.26%                1.14%
                                                   =======              =======

10.  Nonperforming Assets

                                                          June 30,  December 31,
     (Dollars in thousands)                                2001        2000
                                                          ------      ------

     Nonaccrual (1)                                       $4,038      $3,222
     Past due 90 days or more and still accruing interest     10          --
     Other real estate                                       932       1,007
     Renegotiated troubled debt                               --          --

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements.

Summary

               Assets at June 30, 2000 reached $722.5 million, an increase of $36.6 million since December 31, 2000. The increase in assets is primarily due to loan growth of $15.7 million and an increase in securities of $13.7 million over the first six months of 2001. To support this asset growth over the past six months, deposits have increased $39.4 million.

               Net income for the quarter ended June 30, 2001, of $1.5 million was the same as the amount earned in the second quarter last year. Diluted earnings per share for the current quarter was $0.33 per share, equal to last year. For the six months to date, earnings of $3.0 million and diluted earnings per share of $0.66 were essentially equal to the same period in 2000.


Interest Income and Interest Expense

               Second quarter total interest income was $13.7 million, an increase of 8.7% over the same quarter last year. Average earning assets for the quarter were $683.3 million, compared to $593.1 million for the year ago period. Interest income from loans was $11.3 million, up 6.9% from $10.5 million in the second quarter of 2000. The increase was driven by a 13.3% increase in average loans that offset a decrease in the average yield to 8.80% in 2001, from 9.32% in 2000. For the six months ended on June 30, 2001 total interest income was up 13.6% to $27.6 million from $24.3 million in the same period in 2000, on a 15.6% increase in average earning assets.

               Interest income on investments totaled $2.3 million, for the current quarter, up 16.8% from $2.0 million for the year ago quarter. The change is primarily attributable to an increase of $294,000 in interest income on U.S. Agency securities. Investment income for the six month period increased from $4.1 million in 2000 to $4.7 million in 2001.

               Second quarter total interest expense was $8.2 million compared to $6.9 million from the second quarter of last year, a 17.7% increase. Average interest bearing liabilities for the second quarter 2001 increased 15.1% to $595.7 million from $517.4 million for the second quarter of 2000. Overall cost of funds for the second quarter was 5.50% and 5.38% for 2001 and 2000, respectively. Total interest expense for the first six months of 2001 was $16.6 million, a 24.8% increase over the $13.3 million expense for the first six months of 2000.

               Interest expense on deposits for the quarter increased 26.8% to $7.6 million as average interest bearing deposits increased 20.5% to $548.6 million. The average rate for the quarter on interest bearing deposits increased to 5.54% from 5.26% one year earlier. Deposit interest expense for the six months ended June 30, increased from $11.5 million in 2000 to $15.1 million in 2001.
                                       10

               Interest expense on federal funds purchased and other borrowings was $591,000 for the current quarter, down 38.6%, from $963,000 in the second quarter of 2000. The increase is primarily attributable to a decrease in average purchased funds from $62.2 million in the 2000 second quarter compared to $47.1 million in the 2001 second quarter. For the six months ended June 30, interest expense for this category decreased from $1.7 million in 2000 to $1.4 million in 2001.

Comparable net interest margins as follows:

                                             Liability
Time Period                Asset Yield         Rate         Interest Rate Spread
-----------                -----------        -----         --------------------

Second Quarter, 2001          8.08%           5.50%      =          2.58%
Second Quarter, 2000          8.56%      -    5.38%      =          3.18%

Year to Date, 2001            8.33%      -    5.68%      =          2.65%
Year to Date, 2000            8.46%      -    5.28%      =          3.18%

Noninterest Income and Expense

               Noninterest income in the second quarter this year increased 9.7% to $834,000 from $760,000 in the same period last year. For the current quarter, net securities gains were $158,000 compared to $1,000 recorded in the same period one year earlier. Deposit service charges of $500,000 for the second quarter of 2001 decreased slightly from the $517,000 in the second quarter of 2000. Total noninterest income for the first six months of 2001was $1.5 million, a marginal decrease from $1.6 million recorded one year earlier. Noninterest income for the first six months of 2000 included a nonrecurring gain of $148,000 from the sale of the Company's credit card portfolio and related operations, and $76,000 in nonrecurring fees. Deposit service charges of $1.1 million for the six months were 13.8% higher this year than the $961,000 recorded in the same period last year.

               Noninterest expense for the second quarter of 2001 was $3.9 million, the same amount as the second quarter of 2000. Salaries and employee benefits increased $254,000, occupancy expense increased $67,000, and furniture and equipment expense increased $143,000 compared to the year ago quarter. This increase was primarily driven by expenses incurred in the current quarter associated with three branches opened during the second quarter of 2000. These increases were offset by decreases in other categories. Marketing expense, exams and audits and professional fees all declined from levels recorded in the prior year. This year's six-month noninterest expense of $7.9 million was 7.4% higher than the $7.3 million in the same period last year, with the three new branches accounting for most of that increase.

               The provision for credit losses in the second quarter of 2001 was $260,000 compared to $340,000. The allowance for credit losses as a percentage of gross loans outstanding increased to 1.26% at June 30, 2001, from 1.14% at June 30, 2000. For the 2001 six months, the provision totaled $483,000, compared to $876,000 for the same period in 2000. The decrease in the provision for 2001 is attributable to lower loan growth during the current year.

               The effective income tax rate of 28.7% for the first six months of 2001 was lower than the 32.3% rate for the same six month period of 2000. The tax rate for 2001 was lower due to the anticipated increase in investment income from U.S. Agency and tax-exempt securities as a percentage of total investment income in 2001.

Financial Condition

               The Company's total assets at June 30, 2001 and 2000, were $722.5 million and $631.2 million, respectively. The $91.3 million increase represents a 14.4% increase over one year earlier. Since December 31, 2000, assets have increased $36.6 million. Average earning assets for the 2001 second quarter were $683.3 million, or 15.2% higher than the $593.1 million average in the same quarter last year.

               Loans at June 30, 2001, totaled $516.9 million compared to $457.9 million one year earlier, an increase of 12.9%. Loans have increased 3.3% from $500.6 million at December 31, 2000. Average loans for the second quarter of 2001 were $513.1 million, or 13.3% higher than $453.0 million in this same period one year ago.

               Investment securities of $165.4 million at June 30, 2001, were 22.8% higher than the $134.7 million recorded one year earlier. Average investment securities were $162.8 million and $133.2 million for the second quarter of 2001 and 2000, respectively. The decrease in interest rates during 2001 has resulted in approximately $69 million of securities being called during the first six months, while approximately $86 million of securities were purchased during this time.

               Deposits totaled $608.8 million at June 30, 2001, an 19.1% increase versus $511.3 million one year ago, and a 6.9% increase over the $569.5 million recorded at December 31, 2000. At June 30, 2001, noninterest bearing deposits were $52.3 million, or 8.6% of total deposits.

               At June 30, 2001, borrowings at the Federal Home Loan Bank of Atlanta totaled $30.0 million, compared to $41.0 million at December 31, 2000. The Company used funds generated through deposit growth to reduce the level of FHLB borrowings by $11.0 million during the six months of 2001.

               Shareholders' equity increased to $60.0 million at the end of the second quarter 2001, compared to $56.4 million at December 31, 2000. The Company paid dividends of $0.13 per share during the current quarter, compared to $0.11 per share in the second quarter of 2000. Year to date dividends per share for 2001 totals $0.25 compared to $0.22 in 2000.


Asset Quality

               The credit loss allowance ratio at June 30, 2001, stood at 1.26% compared to 1.26% at December 31, 2000, and 1.14% at June 30, 2000. For the second quarter 2001, provision charges against earnings totaled $260,000 compared to $340,000 in the second quarter one year earlier. Net loan losses for the quarter totaled $286,000, or a 0.22% annualized loss ratio based on average loans outstanding. Annualized net loan losses for the first six months of 2001 and 2000 were 0.12% and 0.04%, respectively, based on average loans outstanding.

               The Company's allowance for credit is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses.

               Other real estate owned decreased to $932,000 at June 30, 2001, compared to $1.0 million at December 31, 2000. Approximately $189,000 has been transferred from loans into other real estate and approximately $263,000 of such assets have been disposed of during the first two quarters of 2001. A net loss of $4,000 has been recorded on disposition of other real estate in the current year.

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

               As shown in the table below, the Company and its wholly-owned subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of June 30, 2001.

                              Regulatory Guidelines
                          ---------------------------
                              Well        Adequately                   FNB
     Ratio                Capitalized    Capitalized     Company    Southeast
     -----                ------------   ------------  ----------- -----------
     Total Capital           10.0%           8.0%         12.7%       12.4%
     Tier 1 Capital           6.0            4.0          11.5        11.1
     Leverage Capital         5.0            4.0           8.2         7.9


New Accounting Pronouncements

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


The FASB has issued Statements of Financial Accounting Standards No. 141 (FAS
141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets."

FAS 141 supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations", that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all businenss combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets.

The provisions of this Statement are required to be applied with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

The Company is currently evalutating the effect of adopting these pronouncements.

Liquidity Management

               Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawal, loan funding, dividends to shareholders, and general corporate activities create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth, maturities, calls and sales of investment securities, principal and interest payments on loans, access to borrowed funds or lines of credit, and profits. Internal liquidity analysis indicates the Company has the ability to generate sufficient amounts of cash to cover day-to-day activity and fund earning assets growth over the rolling twelve month period ending June 30, 2001.

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

               The Company has not experienced any substantive changes in portfolio risk during the six months ended Juned 30, 2001.

PART II.    OTHER INFORMATION



Item 1.     Legal Proceedings

            None.



Item 2.     Changes in Securities and Use of Proceeds

            None.



Item 3.     Defaults Upon Senior Securities

            Not Applicable.



Item 4.     Submission of Matters to a Vote of Security Holders

            On May 17, 2001, at the annual meeting of the Company's shareholders, the following proposals were voted on by shareholders.

            Proposal One

            To elect two members of the Board of Directors to serve as Class II Directors, each to serve a three-year term until the Annual Meeting of Shareholders in 2004.

            Votes for each nominee were as follows:

                     Nominee                    For                    Withheld
                     -------                     ---                    --------
                     O. Eddie Green              3,267,244              96,948
                     Clifton G. Payne            3,268,834              95,358


            The following directors continue in office after the meeting: Gary
            G. Blosser, Charles A. Britt, Barry Z. Dodson, Joseph H. Kinnarney, Ernest J. Sewell, Elton H. Trent, Jr., and Kenan C. Wright.

            Proposal Two

            To amend the Company's Omnibus Incentive Compensation Plan to increase by 500,000 the number of shares of common stock for which awards may be granted under the Plan.

            For - 1,824,159

            Against - 484,247

            Abstain - 115,694

            Proposal Three

            To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2001.

            For - 3,337,110

            Against - 11,764

            Abstain - 15,318

Item 5.     Other Information

            None.



Item 6.     Exhibits and Reports on Form 8-K

            (a)(3)   Exhibits
                     --------

             The exhibits required by Item 601 of Regulation S-K are listed below.


             Exhibit No.                   Description
             -----------                   -----------

             3.01(1)  Amended and Restated Articles of Incorporation.
             3.02(1)  Bylaws of Company, as amended.
             4.01(1)  Specimen Common Stock Certificate.
            10.01(3) Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
            10.02(4) Omnibus Equity Compensation Plan of the Registrant. 10.03(5) Severance Policy for Senior Officers of the Registrant
                      (employed for five years or more).
            10.04(6) Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
            10.05(4) Severance Policy for Senior Officers of the Registrant (employed for less than five years).
            10.07(8) Benefit Equivalency Plan of the Registrant effective January 1, 1994.
            10.08(8) Annual Management Incentive Plan of the Registrant. 10.09(8) Long Term Incentive Plan of the Registrant.
            10.10(8) Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant.
            10.11(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
            10.12(9) Split-Dollar Agreement dated September 26, 1994, between the Registrant and Robert F. Albright.
            10.13(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
            10.14(9) Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
            10.15(10) Lease, dated January 31, 1997, between the Registrant and
                      Landmark Commercial, Inc., relating to the Wilmington branch office.
            10.16(2) Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
            10.17(11) Amended and Restated Employment Agreement dated August 10,
                      1999, between Black Diamond Savings Bank, FSB and Don M. Green. Merger agreement between the Registrant and Black Diamond Savings Bank, FSB.

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



                                    FNB FINANCIAL SERVICES CORPORATION
                                    (Registrant)



 August 10, 2001                    /s/ Michael W. Shelton
                                    -------------------------------------------
                                    Michael W. Shelton
                                   (Vice President and Chief Financial Officer)