Form 10-Q
period 2001-09-30
FNB FINANCIAL SERVICES CORP
filed 2001-11-09
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         Commission File Number: 0-13086



                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       North Carolina                                     56 - 1382275
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


202 South Main Street, Reidsville, North Carolina                  27320
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)


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

                        Yes  [X]       No  [_]

4,559,539 common shares were outstanding as of October 31, 2001, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                          Page
                                                                          ----

PART     I    FINANCIAL INFORMATION

  Item   1    Financial Statements

              Consolidated Balance Sheets
              September 30, 2001 and December 31, 2000                      1

              Consolidated Statements of Income and Comprehensive Income Three months and nine months ended September 30, 2001
              and 2000                                                      2

              Consolidated Statements of Cash Flows
              Nine months ended September 30, 2001 and 2000                3-4

              Notes to Consolidated Financial Statements                   5-9

  Item   2    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10-14

  Item   3    Quantitative and Qualitative Disclosures About Market Risk    15


PART     II   OTHER INFORMATION

  Item   1    Legal Proceedings                                             15

  Item   2    Changes in Securities and Use of Proceeds                     15

  Item   3    Defaults Upon Senior Securities                               15

  Item   4    Submission of Matters to a Vote of Security Holders           15

  Item   5    Other Information                                             15

  Item   6    Exhibits and Reports on Form 8-K                              16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                               September 30,          December 31,
                                                                                    2001                  2000
                                                                                (Unaudited)             (Audited)
                                                                             -------------------    ------------------
ASSETS
Cash and due from banks                                                            $ 21,914             $ 15,952
Investment securities:
     Securities available for sale                                                  156,360              145,738
     Federal Home Loan Bank and Federal Reserve Bank Stock                            3,967                3,967
Loans, net allowance for credit losses of  $6,560 at
       September 30, 2001 and $6,311 at December 31, 2000                           516,075              494,326
Premises and equipment, net                                                          12,289               12,046
Accrued income and other assets                                                      13,852               13,875
                                                                                   --------             --------

               Total assets                                                        $724,457             $685,904
                                                                                   ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                           $ 57,107             $ 54,434
     Interest bearing                                                               545,326              515,017
                                                                                   --------             --------
               Total deposits                                                       602,433              569,451

Federal funds purchased and retail repurchase agreements                             15,702               12,537
Other borrowings                                                                     37,000               41,000
Accrued expenses and other liabilities                                                6,435                6,524
                                                                                   --------             --------

               Total liabilities                                                    661,570              629,512
                                                                                   --------             --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               None issued                                                             --                   --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,554,946 at September 30, 2001 and
               4,488,259 at December 31, 2000                                         4,555                4,488
Paid-in capital                                                                      26,355               25,723
Retained earnings                                                                    28,849               26,028
Accumulated other comprehensive income                                                3,128                  153
                                                                                   --------             --------

               Total shareholders' equity                                            62,887               56,392
                                                                                   --------             --------

               Total liabilities and shareholders' equity                          $724,457             $685,904
                                                                                   ========             ========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                        ---------------------------       ---------------------------
                                                           2001             2000             2001            2000
                                                        ----------       ----------       ----------       ----------
Interest income
     Loans                                              $   10,638       $   11,317       $   33,529       $   31,487
     Federal funds sold and overnight deposits                 111              179              280              350
     Investment securities
               Taxable                                       2,119            1,767            6,135            5,307
               Tax exempt                                      194              200              580              514
     Other                                                      71               57              231              179
                                                        ----------       ----------       ----------       ----------

               Total interest income                        13,133           13,520           40,755           37,837
                                                        ----------       ----------       ----------       ----------

Interest expense
     Deposits                                                7,232            6,792           22,366           18,320
     Federal funds purchased and other borrowings              496            1,040            1,929            2,783
                                                        ----------       ----------       ----------       ----------

               Total interest expense                        7,728            7,832           24,295           21,103
                                                        ----------       ----------       ----------       ----------

Net interest income                                          5,405            5,688           16,460           16,734
Provision for credit losses                                    315              370              798            1,246
                                                        ----------       ----------       ----------       ----------

Net interest income after provision for credit loss          5,090            5,318           15,662           15,488

Other income
     Service charges on deposit accounts                       515              606            1,609            1,566
     Net gain on securities available for sale                 298               62              457               62
     Net gain on sale of credit card operations                 --               --               --              148
     Income from investment services                            62                5              136               16
     Other income                                              201               59              403              506
                                                        ----------       ----------       ----------       ----------

               Total other income                            1,076              732            2,605            2,298

Other expenses
     Salaries and employee benefits                          2,316            2,198            7,028            6,263
     Occupancy expense                                         264              234              770              630
     Furniture and equipment expense                           470              372            1,439            1,066
     Insurance expense, including FDIC assessment               46               75              131              163
     Printing and supply expense                               108               69              281              212
     Other expenses                                            767              824            2,181            2,758
                                                        ----------       ----------       ----------       ----------

               Total other expenses                          3,971            3,772           11,830           11,092

Income before income taxes                                   2,195            2,278            6,437            6,694
Income tax expense                                             664              794            1,883            2,222
                                                        ----------       ----------       ----------       ----------

Net income                                                   1,531            1,484            4,554            4,472
Other comprehensive income                                   1,746            1,322            2,975              936
                                                        ----------       ----------       ----------       ----------


Comprehensive income                                    $    3,277       $    2,806       $    7,529       $    5,408
                                                        ==========       ==========       ==========       ==========

Per share data
     Net income, basic                                  $     0.34       $     0.33       $     1.01       $     1.00
     Net income, diluted                                $     0.33       $     0.33       $     0.99       $     0.99
     Cash dividends                                     $     0.13       $     0.11       $     0.38       $     0.33
Weighted average shares outstanding, basic               4,544,457        4,485,209        4,516,280        4,483,468
Weighted average shares outstanding, diluted             4,634,312        4,528,485        4,583,446        4,525,720


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       -----------------------------
                                                                                         2001                2000
                                                                                       ---------           ---------

Cash flows from operating activities:
          Interest received                                                            $  40,852           $  36,893
          Fees and commissions received                                                    3,203               2,812
          Interest paid                                                                  (25,323)            (20,182)
          Noninterest expense paid                                                       (10,498)            (11,132)
          Income taxes paid                                                               (1,951)             (3,049)
          Funding of loans held for sale                                                 (12,363)                  0
          Proceeds from sales of loans held for sale                                      12,541               1,849
                                                                                       ---------           ---------

               Net cash provided by operating activities                                   6,461               7,191
                                                                                       ---------           ---------

Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale                  119,414               5,179
          Proceeds from maturities of securities available for sale                       20,500                 488
          Purchase of securities                                                        (147,718)            (12,404)
          Capital expenditures                                                              (612)             (3,082)
          (Increase) decrease in other real estate owned                                     307                 304
          (Increase) decrease in loans                                                   (23,494)            (68,525)
                                                                                       ---------           ---------

               Net cash used in investing activities                                     (31,603)            (78,040)
                                                                                       ---------           ---------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                                         12,187              (5,165)
          Increase (decrease) in time deposits                                            20,795              74,616
          Increase (decrease) in federal funds purchased and
                retail repurchase agreements                                               3,165              (5,260)
          Increase (decrease) in other borrowings                                         (4,000)             11,000
          Proceeds from issuance of common stock                                             690                  77
          Dividends paid                                                                  (1,733)             (1,505)
                                                                                       ---------           ---------

               Net cash provided by financing activities                                  31,104              73,763
                                                                                       ---------           ---------

Net increase (decrease) in cash and cash equivalents                                       5,962               2,914
Cash and cash equivalents, January 1                                                      15,952              24,391
                                                                                       ---------           ---------

Cash and cash equivalents, September 30                                                $  21,914           $  27,305
                                                                                       =========           =========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                                     $   1,647           $     202
                                                                                       =========           =========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                    ---------------------------------
                                                                                         2001               2000
                                                                                    ---------------     -------------
Net income                                                                            $  4,554            $  4,472

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                                      798               1,246
          Depreciation                                                                   1,114                 859
          Accretion and amortization                                                       353                 301
          (Gain) loss on sale of securities available for sale                            (457)                (62)
          Funding of loans held for sale                                               (12,363)                  0
          Proceeds from sales of loans held for sale                                    12,541               1,849
          (Gain) loss on other assets                                                      (13)                (77)
          (Increase) decrease in accrued income and other assets                            23                 421
          Increase (decrease) in accrued expenses and other liabilities                    (89)             (1,818)
                                                                                      --------            --------

               Net cash provided by operating activities                              $  6,461            $  7,191
                                                                                      ========            ========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2.   Significant Activities

          FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. FNB Southeast operates two wholly owned subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

          As of September 30, 2001, FNB Southeast operated thirteen banking offices in North Carolina and four banking offices in Virginia. On August 31, 2001, the Bank consolidated its two banking offices in Harrisonburg, Virginia. The Company and the Bank are headquartered in Reidsville, North Carolina.


3.   Comprehensive Income

          The Company's other comprehensive income for the three and nine month periods ended September 30, 2001 and 2000 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                      September 30,
                                        --------------------------------    -------------------------------
                                            2001              2000             2001              2000
                                        --------------    --------------    ------------     --------------
Unrealized gains (losses) on
    available for sale securities          $ 2,863            $ 2,066         $ 4,878            $ 1,858

Reclassification of realized gains            (298)               (62)           (457)               (62)

Income tax effect                             (819)              (682)         (1,446)              (860)
                                           -------            -------         -------            -------
Other comprehensive income (loss)          $ 1,746            $ 1,322         $ 2,975            $   936
                                           =======            =======         =======            =======

4.   Segment Information

          The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                -----------------------------    -----------------------------
                                                   2001             2000            2001             2000
                                                ------------    -------------    ------------    -------------
Weighted average number of shares
        used in basic EPS                         4,544,457        4,485,209       4,516,280        4,483,468
Effect of dilutive stock options                     89,855           43,276          67,166           42,252
                                                ------------    -------------    ------------    -------------

Weighted average number of common
        shares and dilutive potential common
        shares used in dilutive EPS               4,634,312        4,528,485       4,583,446        4,525,720
                                                ============    =============    ============    =============

          As of September 30, 2001, there were 747,594 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6.   Investment Securities Available for Sale

                                                September 30, 2001                  December 31, 2000
                                          --------------------------------    -------------------------------
 (Dollars in thousands)                     Amortized           Fair           Amortized        Fair Value
                                              Cost              Value             Cost
                                          --------------    --------------    -------------    --------------
U.S. Treasury securities                  $           0      $          0     $        200     $         200
U.S. Agency securities                          125,385           129,096          119,579           119,074
Mortgage backed securities                        9,392             9,650            8,280             8,227
State and municipal obligations                  16,150            17,305           16,097            16,928
Other                                               304               309            1,331             1,309
                                          --------------    --------------    -------------    --------------

Total available for sale                  $     151,231          $156,360         $145,487          $145,738
                                          ==============    ==============    =============    ==============


7.   Loans

(Dollars in thousands)                                        September 30, 2001      December 31, 2000
                                                              ------------------      -----------------

Loan Category
          Real estate - commercial                                 $130,279                $119,584
          Real estate - residential                                 137,667                 150,113
          Real estate - construction                                 79,749                  66,148
          Commercial, financial and agricultural                     87,166                  74,981
          Consumer - direct                                          38,906                  46,463
          Consumer - home equity                                     42,566                  39,204
          Consumer - other                                            5,768                   3,432
                                                                   --------                --------

                    Subtotal loans                                  522,101                 499,925

          Loans held for sale                                           534                     712
                                                                   --------                --------

                    Gross loans                                    $522,635                $500,637
                                                                   ========                ========

8.   Allocation of Allowance for Credit Losses

                                                     September 30, 2001                    December 31, 2000
                                              ---------------------------------     ---------------------------------
                                                                  % of Loans                           % of Loans
(Dollars in thousands)                                             in Each                              in Each
                                                                 Category to                          Category to
                                                Allowance        Total  Loans         Allowance       Total  Loans
                                              -------------    ----------------     -------------    ----------------
Balance at end of period applicable to:
   Real estate - construction                   $   21                 15              $   28                 13
   Real estate - mortgage                           91                 26                 125                 30
   Commercial                                    4,295                 42               4,445                 39
   Consumer                                      2,076                 17               1,635                 18
   General                                          77                  0                  78                  0
                                                ------             ------              ------             ------

        Total allocation                        $6,560                100%             $6,311                100%
                                                ======             ======              ======             ======

9.   Analysis of Allowance for Credit Losses

                                                                          Nine Months Ended
                                                                            September 30,
                                                                ------------------------------------
(Dollars in thousands)                                               2001                   2000
                                                                ---------------        -------------
Balance, beginning of period                                      $ 6,311                  $ 4,436

Charge-offs                                                           661                      537
Recoveries                                                           (112)                    (125)
                                                                  -------                  -------

Net Charge-offs                                                       549                      412
                                                                  -------                  -------

Allowance charged to operations                                       798                    1,246
                                                                  -------                  -------

Balance, end of period                                            $ 6,560                  $ 5,270
                                                                  =======                  =======

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                                          0.14%                    0.12%
                                                                  =======                  =======

Ratio of allowance for credit losses to
          month end loans                                            1.26%                    1.09%
                                                                  =======                  =======

10.  Nonperforming Assets

                                                            September 30, 2001       December 31, 2000
     (Dollars in thousands)                                 ------------------       -----------------
Nonaccrual (1)                                                   $3,744                   $3,222
Past due 90 days or more and still accruing interest                  5                       --
Other real estate                                                 2,347                    1,007
Renegotiated troubled debt                                           --                       --


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

Summary

     Assets at September 30, 2001 reached $724.5 million, an increase of $38.6 million since December 31, 2000. The increase in assets is primarily due to loan growth of $22.0 million and an increase in securities of $10.6 million over the first nine months of 2001. To support this asset growth over the past nine months, deposits have increased $33.0 million.

     Net income for the quarter ended September 30, 2001, of $1.5 million was the same as the amount earned in the third quarter last year. Diluted earnings per share for the current quarter was $0.33 per share, equal to last year. For the nine months to date, earnings of $4.5 million and diluted earnings per share of $0.99 were essentially equal to the same period in 2000.


Interest Income and Interest Expense

     Third quarter total interest income was $13.1 million, a decrease of 2.9% over the same quarter last year. Average earning assets for the quarter were $698.4 million, compared to $620.9 million for the year ago period. Interest income from loans was $10.6 million, down 6.0% from $11.3 million in the third quarter of 2000. The decrease was driven by a dramatic decrease in the prime lending rate. Average loans of $516.7 million were 10.1% higher than the $469.3 million last year. For the third quarter, the average yield on loans was 8.17% in 2001 compared to 9.64% in 2000. For the nine months ended on September 30, 2001 total interest income was up 7.7% to $40.8 million from $37.8 million in the same period in 2000, on a 14.5% increase in average earning assets.

     Interest income on investments totaled $2.5 million for the current quarter, up 13.3% from $2.2 million for the year ago quarter. The change is primarily attributable to an increase of $336,000 in interest income on U.S. Agency securities, and a 24.6% increase in the average balance of the investment portfolio. Investment income for the nine month period increased from $6.4 million in 2000 to $7.2 million in 2001.

     Third quarter total interest expense was $7.7 million compared to $7.8 million from the third quarter of last year, a 1.3% decrease. Average interest bearing liabilities for the third quarter 2001 increased 11.9% to $607.2 million from $542.5 million for the third quarter of 2000. Overall cost of funds for the third quarter was 5.05% and 5.77% for 2001 and 2000, respectively. Total interest expense for the first nine months of 2001 was $24.3 million, a 15.1% increase over the $21.1 million expense for the first nine months of 2000.

     Interest expense on deposits for the quarter increased 6.5% to $7.2 million as average interest bearing deposits increased 17.8% to $565.4 million. The average rate for the quarter on interest bearing deposits decreased to 5.07% from 5.78% one year earlier. Deposit interest expense for the nine months ended September 30, increased from $18.3 million in 2000 to $22.4 million in 2001.

     Interest expense on federal funds purchased and other borrowings was $496,000 for the current quarter, down 52.2%, from $1.0 million in the third quarter of 2000. The decrease is primarily attributable to a decrease in average purchased funds from $62.5 million in the 2000 third quarter compared to $41.8 million in the 2001 third quarter. For the nine months ended September 30, interest expense for this category decreased from $2.8 million in 2000 to $1.9 million in 2001.

Comparable net interest margins as follows:

                                                 Liability
Time Period                Asset Yield              Rate             Interest Rate Spread
-----------              ---------------        -----------         ----------------------
Third Quarter, 2001           7.52%         -      5.05%       =             2.47%
Third Quarter, 2000           8.78%         -      5.77%       =             3.01%

Year to Date, 2001            8.05%         -      5.46%       =             2.59%
Year to Date, 2000            8.53%         -      5.42%       =             3.11%

Noninterest Income and Expense

     Noninterest income in the third quarter this year increased 47.0% to $1.1 million from $732,000 in the same period last year. For the current quarter, net securities gains were $298,000 compared to $62,000 recorded in the same period one year earlier. Deposit service charges of $515,000 for the third quarter of 2001 decreased from the $606,000 in the third quarter of 2000. Total noninterest income for the first nine months of 2001 was $2.6 million, a 13.4% increase from $2.3 million recorded one year earlier. Noninterest income for the first nine months of 2000 included a nonrecurring gain of $148,000 from the sale of the Company's credit card portfolio and related operations, and $76,000 in nonrecurring fees. Deposit service charges for the nine months of 2001 totaled $1.6 million, a 2.7% increase from last year.

     Noninterest expense for the third quarter of 2001 was $4.0 million, a 5.3% increase over the $3.8 million expense in the third quarter of 2000. Salaries and employee benefits increased $118,000, occupancy expense increased $30,000, and furniture and equipment expense increased $98,000 compared to the year ago quarter. This increase was primarily driven by expenses incurred in the current quarter associated with three branches opened during the second quarter of 2000 and the operation of the mortgage company for the entire quarter. These increases were offset by decreases in other categories. Marketing expense, exams and audits expense and professional expense all declined from levels recorded in the prior year. This year's nine-month noninterest expense of $11.8 million was 6.7% higher than the $11.1 million in the same period last year, with the three new branches accounting for most of that increase.

     The provision for credit losses in the third quarter of 2001 was $315,000 compared to $370,000 in 2000. The allowance for credit losses as a percentage of gross loans outstanding increased to 1.26% at September 30, 2001, from 1.09% at September 30, 2000. For the 2001 nine months, the provision totaled $798,000, compared to $1.2 million for the same period in 2000. The decrease in the provision for 2001 is attributable to lower loan growth during the current year.

     The effective income tax rate of 29.2% for the first nine months of 2001 was lower than the 33.2% rate for the same nine month period of 2000. The tax rate for 2001 was lower due to the anticipated decrease of taxable interest income from the loan portfolio. This decrease results in a higher percentage of income from tax-exempt securities, and accordingly a slightly lower effective tax rate.

Financial Condition

     The Company's total assets at September 30, 2001 and 2000 were $724.5 million and $665.8 million, respectively. The $58.7 million increase represents an 8.8% increase over one year earlier. Since December 31, 2000, assets have increased $38.6 million. Average earning assets for the 2001 third quarter were $698.4 million, or 12.5% higher than the $620.9 million average in the same quarter last year.

     Loans at September 30, 2001 totaled $522.6 million compared to $481.5 million one year earlier, an increase of 8.5%. Loans have increased 4.4% from $500.6 million at December 31, 2000. Average loans for the third quarter of 2001 were $516.7 million, or 10.1% higher than $469.3 million in this same period one year ago.

     Investment securities of $160.3 million at September 30, 2001 were 16.2% higher than the $138.0 million recorded one year earlier. Average investment securities were $169.7 million and $136.2 million for the third quarter of 2001 and 2000, respectively. The decrease in interest rates during 2001 has resulted in approximately $76 million of securities being called during the first nine months, while approximately $148 million of securities were purchased during this time.

     Deposits totaled $602.4 million at September 30, 2001, an 8.8% increase versus $553.7 million one year ago, and a 5.8% increase over the $569.5 million recorded at December 31, 2000. At September 30, 2001, noninterest bearing deposits were $57.1 million, or 9.5% of total deposits.

     At September 30, 2001, borrowings at the Federal Home Loan Bank of Atlanta totaled $37.0 million, compared to $41.0 million at December 31, 2000. The Company used funds generated through deposit growth to reduce the level of FHLB borrowings by $4.0 million during the nine months of 2001.

     Shareholders' equity increased to $62.9 million at the end of the third quarter 2001, compared to $56.4 million at December 31, 2000. The Company paid dividends of $0.13 per share during the current quarter, compared to $0.11 per share in the third quarter of 2000. Year to date dividends per share for 2001 total $0.38 compared to $0.33 in 2000.


Asset Quality

     The credit loss allowance ratio at September 30, 2001 stood at 1.26% compared to 1.26% at December 31, 2000 and 1.09% at September 30, 2000. For the third quarter of 2001, provision charges against earnings totaled $315,000 compared to $370,000 in the third quarter one year earlier. Net loan losses for the 2001 third quarter totaled $252,000, or a 0.20% annualized loss ratio based on average loans outstanding. This compares to net loan losses of $318,000, or 0.27% annualized loss ratio for the 2000 third quarter. Annualized net loan losses for the first nine months of 2001 and 2000 were 0.14% and 0.12%, respectively, based on average loans outstanding.

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

     Other real estate owned increased to $2.3 million at September 30, 2001, compared to $1.0 million at December 31, 2000. Approximately $1.6 million has been transferred from loans into other real estate and approximately $323,000 of such assets have been disposed of during the first three quarters of 2001. A net gain of $4,000 has been recorded on disposition of other real estate in the current year.


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

     As shown in the table below, the Company and its wholly-owned banking subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of September 30, 2001.

                         Regulatory Guidelines
                   -----------------------------------
                        Well             Adequately                             FNB
Ratio                Capitalized        Capitalized          Company         Southeast
-----              ----------------    ---------------     -------------    -------------
Total Capital            10.0%              8.0%               12.8%            12.4%
Tier 1 Capital            6.0               4.0                11.5             11.1
Leverage Capital          5.0               4.0                 8.2              7.9

New Accounting Pronouncements

     In October of 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS 125. SFAS 140 is effective for all fiscal quarters of all fiscal years ending after December 15, 2000. This Standard establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Standard did not have a material effect on the Company's financial statements.

     The FASB has issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations", that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets.

     The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002 (early application is encouraged).

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business" SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

     The Company is currently evaluating the effect of adopting these pronouncements.

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

     The Company has not experienced any substantive changes in portfolio risk during the nine months ended September 30, 2001.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         Not Applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.    Description
         -----------    -----------

            3.01        Amended and Restated Articles of Incorporation.
            3.02        Bylaws of Company, as amended.
            4.01        Specimen Common Stock Certificate.
            10.01       Stock Compensation Plan of the
                        Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
            10.02       Omnibus Equity Compensation Plan of the Registrant.
            10.03 Severance Policy for Senior Officers of the Registrant (employed for five years or more).
            10.04 Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
            10.05 Severance Policy for Senior Officers of the Registrant (employed for less than five years).
            10.07 Benefit Equivalency Plan of the Registrant effective January 1, 1994.
            10.08       Annual Management Incentive Plan of the Registrant.
            10.09       Long Term Incentive Plan of the Registrant.
            10.10 Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell,
                        President and Chief Executive Officer of the Registrant.
            10.11 Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
            10.13 Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
            10.14 Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
            10.15 Lease, dated January 31, 1997, between the Registrant and Landmark Commercial, Inc., relating to the Wilmington branch office.
            10.16 Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.

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



                                    FNB FINANCIAL SERVICES CORPORATION
                                    (Registrant)



November 9, 2001                             /s/  Michael W. Shelton
                                    --------------------------------------------
                                                Michael W. Shelton
                                    (Vice President and Chief Financial Officer)