Form 10-K
period 2001-12-31
FNB FINANCIAL SERVICES CORP
filed 2002-03-27
CIK 742679

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 2001
                                     -----------------

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                      to
                                          --------------------    --------------

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

           Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           The aggregate market value of the registrant's Common Stock at March 12, 2002, held by those persons deemed by the registrant to be non-affiliates, based on the average bid and asked price of the Common Stock on that day, was approximately $59.3 million.

           As of March 12, 2002, (the most recent practicable date), the registrant had outstanding 4,589,082 shares of Common Stock, $1.00 per value.

                       Documents Incorporated By Reference

                          Document                            Where Incorporated
                          --------                            ------------------

1.   Proxy Statement for the Annual Meeting of Shareholders       Part III
     to be held May 16, 2002 to be mailed to shareholders within 120 days of December 31, 2001.

                       FNB Financial Services Corporation
                                    Form 10-K
                                Table of Contents


Index                                                                       Page
-----                                                                       ----

PART I

      Item 1.    Business..................................................  1
      Item 2.    Properties................................................ 18
      Item 3.    Legal..................................................... 19
      Item 4.    Submission of Matters to a Vote of Security Holders....... 19

PART II

      Item 5.    Market for Registrant's Common Equity and Related
                      Stockholder Matters ................................. 20
      Item 6.    Selected Financial Data................................... 20
      Item 7.    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..... 22
      Item 7A.   Quantitative and Qualitative Disclosures About Market Risk 30
      Item 8.    Financial Statements and Supplementary Data............... 41
      Item 9.    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............... 67

PART III

     Item 10.    Directors and Executive Officers of the Registrant........ 67
     Item 11.    Executive Compensation.................................... 67
     Item 12.    Security Ownership of Certain Beneficial Owners
                      and Management....................................... 67
     Item 13.    Certain Relationships and Related Transactions............ 67

PART IV

     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K.......................................... 68

                                     PART I

Item 1. Business

General

           FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company with consolidated assets of $704.8 million, deposits of $586.8 million and shareholders' equity of $62.7 million, each as of December 31, 2001. The Company was organized in 1984 as a North Carolina bank holding company, although its predecessor and wholly-owned subsidiary, FNB Southeast (the "Bank" or "Subsidiary Bank"), opened as Rockingham Savings Bank and Trust in 1910, and was then chartered as a national bank in 1918 under the name of First National Bank of Reidsville. In May 1997, the Bank changed its name to First National Bank Southeast to reflect its expansion into new markets. Effective March 15, 1999, the Bank changed its charter from a national bank to a North Carolina state bank and changed its name to FNB Southeast. The Company filed an election with the Federal Reserve Board to become a financial holding company on January 23, 2001, and became a financial holding company effective February 12, 2001, under the Gramm-Leach-Bliley Act. A financial holding company is permitted to engage in activities that are financial in nature or incidental to a financial activity. The permitted activities of a financial holding company are broader than for a bank holding company.

           Historically, the Company has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. On August 31, 1999, the Company acquired Black Diamond Savings Bank, FSB ("Black Diamond"), a federal savings bank headquartered in Norton, Virginia. By the end of 2001, FNB Southeast had increased its number of North Carolina branches from five to thirteen by closing a branch in Eden and opening nine new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro, Burgaw and Wilmington. The acquisition of Black Diamond added branches in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. As of, and for the twelve months ended December 31, 1995, the Company reported net interest income, loans and deposits of $10.6 million, $200.1 million and $261.8 million, respectively. As a result of its growth strategy, at December 31, 2001, the Company reported net interest income of $21.7 million, loans of $535.3 million and deposits of $586.8 million.

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

           Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in January 1995, the Company adopted the following three-part strategy: (1) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past seven years the Company has: (a) increased the number of its North Carolina banking offices to thirteen by opening new offices in Eden, Ruffin, Madison, Greensboro (three offices), Burgaw and Wilmington (two offices); (b) expanded the number of its full-time personnel by adding new employees, including several new vice presidents and senior vice presidents; (c) completed the merger with Black Diamond to extend the Company's reach into Virginia in the Norton and Harrisonburg markets; (d) completed a systematic review and revision of its loan administration, loan policy and credit procedures; and (e) enhanced its mix of products and services by forming an investment services subsidiary, broadening the scope of its commercial lending activities, and by updating and extending its ATM terminals and network.

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

Strategy

           Expand Banking Operations. Throughout most of its 92-year history, the Company's banking activities were centered in Reidsville, North Carolina, located in Rockingham County in the north central part of the State. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new and contiguous markets, such as Wilmington and Greensboro in North Carolina and into Virginia. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

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

           In August 1999, the Company merged with Black Diamond and acquired offices in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. These branches serve the market areas of Wise, Tazewell, Russell, Lee, Rockingham and Augusta Counties in Virginia. In December 1999, the Company opened a full service banking office in Burgaw, North Carolina. This office serves the Pender County market plus the surrounding area and compliments the Company's presence in adjacent New Hanover County. In April 2000, a second office was opened in Wilmington, North Carolina. This office services the residential construction market. The Company also opened two additional branches in Greensboro, North Carolina, during April 2000. These two facilities supplement the existing office, and the Company now has three full service offices in this dynamic market. In August 2001, the Company consolidated its two offices in Harrisonburg, Virginia to more efficiently service this market.

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

           Establish a Platform for Future Growth. The Company seeks to position itself to manage its expected growth in two fundamental ways: (1) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to serving the communities in which they work and live; and (2) finalize a program to upgrade, modify and expand its internal systems, procedures, equipment and software designed to improve marketing and operating efficiencies. The Company will continue to analyze technological developments in the banking industry


                                       2
for opportunities to improve or augment its services and products; however, management will continue to make every effort to maintain the Company's personalized approach as pressures to succumb to technological advances mount. The Company believes that FNB Southeast's change from a nationally-chartered bank to a state-chartered bank in March 1999 and its acquisition of Black Diamond are ways in which the Company solidified its foundation for future growth.

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

Market Areas

           For operational purposes, the Company groups its markets into four regions: the Triad and Wilmington regions of North Carolina, and the Norton and Harrisonburg regions of Virginia. The Company's deposit market share in Rockingham County, North Carolina as of June 2001, the most recent date for which data are available, was 28.7%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Company's offices, categorized by city.

Region and City                                 Deposits at December 31,
---------------                         ----------------------------------------
                                          2001            2000           1999
                                        --------        --------        --------
                                                      (In thousands)
Triad Region:
Reidsville (1) .................        $198,885        $219,474        $177,480
Eden (2) .......................          55,417          59,406
                                                                          50,873
Madison ........................          22,302          23,387          22,891
Ruffin .........................          11,152          10,793           9,244
Greensboro (3) .................          72,749          57,109          39,614
                                        --------        --------        --------
          Subtotal .............         355,961         366,180         308,635
                                        --------        --------        --------

Wilmington Region:
Wilmington (4) .................          52,489          47,051          42,332
Burgaw .........................          26,496          21,125           6,995
                                        --------        --------        --------
          Subtotal .............          78,985          68,176          49,327
                                        --------        --------        --------

Norton Region:
Norton .........................          67,545          57,936          55,436
Pennington Gap .................          26,103          26,772          25,913
Richlands ......................          26,203          26,258          23,018
                                        --------        --------        --------
          Subtotal .............         119,851         110,966         104,367
                                        --------        --------        --------

Harrisonburg Region:
Harrisonburg (5) ...............          31,963          24,129          21,913
                                        --------        --------        --------
          Total deposits .......        $586,760        $569,451        $484,242
                                        ========        ========        ========

(1)  Includes three banking offices for all years.
(2)  Includes two banking offices for all years.
(3)  Includes three banking offices for 2001 and 2000, and one office for 1999.
(4)  Includes two banking offices for 2001 and 2000, and one office for 1999.
(5)  Includes one banking office for 2001 and two offices for 2000 and 1999.

The following is a summary description of the Company's market areas.

           Triad Region - Rockingham County. Rockingham County was formed in 1785 and is located in the north central area of North Carolina. It has a land area of 565 square miles and a population of approximately 90,000. Surrounding counties are Guilford to the south, Caswell to the east, and Stokes to the west. The county is bordered on the north by the Commonwealth of Virginia. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the county. The area is served by U.S. Highways 29, 158 and 220. The county, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its effort to serve its citizens. The North Carolina Employment Security Commission reported a December 2001 unemployment rate of 8.1% for Rockingham County. Business and government leaders in the county have made progress in diversifying the area's economy to make up for job losses in the textile and tobacco industries.

           Triad Region - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, tobacco, machinery, pharmaceuticals, microchips and electronics equipment. Guilford County, with a population of 420,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the North Carolina Employment Security Commission, Guilford County reported an unemployment rate of 5.2% for December 2001, compared to a statewide unemployment rate of 5.9%.

           Wilmington Region. Wilmington is the county seat and industrial center of New Hanover County, located on the southeast coast of North Carolina. The total population of New Hanover County is approximately 160,000. The county is served by Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the Wilmington region produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern North Carolina. The North Carolina Employment Security Commission reported a December 2001 unemployment rate of 6.2% for New Hanover County.

           Norton Region. Norton is located in southwestern Virginia in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. FNB Southeast operates branches in Norton (Wise County), Pennington Gap (Lee County) and Richlands (Tazewell County). For December 2001, the Virginia Employment Commission reported the unemployment rate in Wise County was 4.4%.

           Harrisonburg Region. Rockingham County is centrally located in the Shenandoah Valley in west central Virginia. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. The area is served by Interstate Highway 81, several primary U. S. highways, the Shenandoah Valley Regional Airport and a major rail connection. FNB Southeast operates one branch in Harrisonburg, serving the counties of Rockingham and Augusta. According to the Virginia Employment Commission, the December 2001 unemployment rate for Harrisonburg was 2.0% compared to a statewide unemployment rate of 3.6%.

Lending Activities

           General. The Company offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized business and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company has also established niche markets such as residential construction lending in local markets and airplane lending in markets throughout the southeastern United States. The Company's total loans at December 31, 2001, were $535.3 million, or 80.0% of total earning assets. The Company also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2001, the Company had no large loan concentrations (exceeding ten percent of its portfolio) in any particular industry.

           Loan Composition. The following table summarizes, at the dates indicated, the composition of the Company's loan portfolio and the related percentage composition.


(In thousands)                                                As of December 31,
                                 -------------------------------------------------------------------------
                                          2001                       2000                       1999
                                 ---------------------     ---------------------     ---------------------
Real Estate:
     Commercial ...........      $168,419         31.5%    $119,584         23.9%    $115,434         27.9%
     Residential ..........       130,264         24.4      150,825         30.1      130,676         31.6
     Construction .........        55,861         10.4       66,148         13.2       34,680          8.4
                                 --------        -----       --------      -----       --------      -----
          Total real estate       354,544         66.3%     336,557         67.2%     280,790         67.9%

Commercial, financial and
      agricultural ........        90,858         17.0%      74,981         15.0%      58,002         14.0%
                                 --------        -----       --------      -----       --------      -----

Consumer:
     Direct ...............        37,112          6.9%      46,463          9.3%      32,778          7.9%
     Home Equity ..........        46,169          8.6       39,204          7.8       32,836          7.9
     Revolving ............         6,662          1.2        3,432          0.7        9,605          2.3
                                 --------        -----       --------      -----       --------      -----
          Total consumer ..        89,943         16.7%      89,099         17.8%      75,219         18.1%
                                 --------        -----       --------      -----       --------      -----

Total loans ...............      $535,345        100.0%    $500,637        100.0%    $414,011        100.0%
                                 ========        =====       ========      =====       ========      =====

           Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $354.5 million or 66.3%, of the Company's total loans at December 31, 2001. The Company held at December 31, 2001, real estate loans of various sizes ranging up to $4.0 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service equals 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced net charge-offs of $7,000 in 2001, $346,000 in 2000, and no net charge-offs in 1999.

           The Company originates residential loans for its portfolio on single and multi-family properties, both owner occupied and non-owner occupied, and at December 31, 2001, it held $130.3 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net charge-offs losses of $36,000 in 2001, $13,000 in 2000, and no net charge-offs in 1999.

           The Company also originates residential loans for sale into the secondary market. Through its mortgage banking activities, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is sold. During 2001, 2000 and 1999, the Company earned loan origination fees of $376,000, $264,000, and $249,000, respectively. At December 31, 2001, the Company held $1.1 million of such loans for sale, and during 2001 the Company sold an aggregate of $18.4 million of such loans. The Company sells these loans on a non-recourse basis.

           The Company's current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $4.0 million. At December 31, 2001, 2000 and 1999, the Company held $55.9 million, $66.1 million and $34.7 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company limits its lending to projects involving small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% and a net cash flow to debt service at no less than 120%. The Company historically has required a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months on a commercial project and twelve to fifteen months on a residential project, although the Company occasionally will make a "mini-permanent" loan for purposes of construction and development up to a three to five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced no net charge-offs during 2001, 2000 or 1999.

           Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2001, the Company held $90.9 million of commercial loans, or 17.0% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Company experienced net charge-offs of $485,000 in 2001, $62,000 in 2000, and net recoveries of $5,000 in 1999.

           Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; and (iii) unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrower's residence. At December 31, 2001, the Company held $89.9 million of consumer loans, including home equity lines of credit. During 2001, 2000, and 1999, respectively, the Company experienced net consumer charge-offs of $336,000, $258,000, and $249,000.

           Credit Card Loans. In 1996, the Company began offering credit card loans to individuals and businesses that met the Company's underwriting standards with respect to income, credit rating, established residence and employment. In February 2000, the Company sold its entire credit card portfolio of $3.4 million to a third party. The Company received approximately a 3% premium on this sale. The loans were sold without recourse. The Company experienced recoveries of $6,000 in 2001 and recoveries of $29,000 in 2000, and net charge-offs of $173,000 in 1999.

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

           See also Note 5 in the Notes to Consolidated Financial Statements on page 50 of this Annual Report on Form 10-K.

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

           See also Note 4 in the Notes to Consolidated Financial Statements on page 49 of this Annual Report on Form 10-K.

Deposits

           The Company offers a variety of deposit programs to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions. The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits at the dates indicated.

                                                                            As of December 31,
                                                      ------------------------------------------------------------
                                                        2001                      2000                      1999
                                                       -----                      -----                     -----

Non-interest bearing demand...............              10.0%                       9.6%                      9.9%
Savings, NOW, MMI........................               15.9                       14.5                      19.2
Certificates of deposit.......................          74.1                       75.9                      70.9
                                                       -----                      -----                     -----
                                                       100.0%                     100.0%                    100.0%
                                                       =====                      =====                     =====

           The Company accepts deposits at its 17 banking offices, ten of which have automated teller machines ("ATMs"). In addition, the Company operates a network of 38 remote ATMs in Norton, Virginia, and the surrounding area; three remote ATMs in Reidsville, North Carolina; and two remote ATMs in Wilmington, North Carolina. The Company's memberships in the "STAR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. The Company charges fees ranging from $1.50 to $1.75 per transaction for the use of its ATM facilities by those who are not depositors with the Company. The Company controls deposit flows primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company's "Prestige" and "Priority" accounts for deposits of $25,000 and $75,000, respectively, and the "FNB Club", which extends special privileges and sponsors group excursions to sites and performances of interest to account holders over the age of 55. At December 31, 2001, the Company had $224.5 million in certificates of deposit of $100,000 or more. In January 1998, the Company joined an electronic network which allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks and amounts are typically just under $100,000 to assure FDIC insurance coverage. The Company also utilizes brokered deposits to supplement deposit growth. Management believes these deposits provide effective funding sources and serve to broaden the Company's funding base. The table below presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2001.

 Scheduled maturity of time deposits of $100,000 or more          Amount
 -------------------------------------------------------        --------
                                                               (In thousands)
 Less than three months...................................      $  76,114
 Three through six months.................................         98,563
 Seven through twelve months..............................         35,366
 Over twelve months.......................................         14,489
                                                                ---------
      Total time deposits.................................      $ 224,532
                                                                =========

           See also Note 8 in the Notes to Consolidated Financial Statements on page 51 of this Annual Report on Form 10-K.

Investment Services

           In April 2000, the Company established FNB Southeast Investment Services, Inc. as a wholly-owned subsidiary of FNB Southeast. FNB Southeast Investment Services, Inc. employs an investment advisor who splits his time among the Company's branches and is available to current customers and potential customers of the Company. This advisor offers a complete line of investment products and services. The Company receives a commission based on the advisor's sales. The Company benefits by earning additional fee income and by attracting additional people to its branches who may become customers of the Bank. In 2001, the Company generated $203,000 in revenues through the third party service provider and the subsidiary.

Mortgage Banking

           In June 2001, the Company established FNB Southeast Mortgage Corporation as a wholly-owned subsidiary of FNB Southeast. The new subsidiary purchased the assets of Airlie Mortgage Company, Inc., a successful mortgage brokerage company operating three offices in the coastal area near Wilmington, North Carolina

Marketing

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

           In the Triad region of North Carolina as of June 2001, the Company competed with 17 commercial banks and two savings institutions, as well as numerous credit unions. For the same period, the Company competed with nine commercial banks, one savings institution and several credit unions in the Wilmington region of North Carolina. In the Norton region of Virginia as of June 2001, the Company competed with 18 commercial banks. For the same period, the Company competed with 17 commercial banks in the Harrisonburg region of Virginia.

Employees

           On December 31, 2001, the Company had approximately 204 full-time and 8 part-time employees. None of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

Supervision and Regulation

           Financial holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and FNB Southeast. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and FNB Southeast. Supervision, regulation and examination of the Company and FNB Southeast by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

Regulation of the Company

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

            The Company qualified as a financial holding company under the BHCA, as amended by the GLB Act, in February 2001. Prior to that time, it was a bank holding company, subject to the BHCA and Federal Reserve regulations. Under the BHCA, as amended, a bank holding company which does not qualify as a financial holding company is prohibited from engaging in activities other than (i) banking, managing or controlling banks or other permissible subsidiaries, (ii) furnishing services to or performing services for its subsidiaries or (iii) engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be proper incident thereto. In addition, the BHCA prohibits bank holding companies from engaging in, or acquiring the ownership or control of, more than 5% of the outstanding voting stock of any company engaged, in a non-banking business unless such business was determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

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

           Although the payment of dividends and repurchases of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See "Regulation of the Bank - Dividends."

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

           Only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institution may accept brokered deposits without prior regulatory approval. "Adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below.

           Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2001 the Bank was in compliance with this requirement.

           Community Reinvestment. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during June 2000.

           Prompt Corrective Action. The Federal Reserve has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater,
(ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2001, FNB Southeast had the requisite capital levels to qualify as "well capitalized."

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

      Item 2.        Properties

      The Company leases or owns seventeen banking offices, as shown in the following table:

                 Location                Owned or Leased             Deposits (1)     ATM (2) (3)    Year Opened/Purchased
                 --------                ---------------             ------------     -----------    ---------------------
    202 South Main Street
    Reidsville, North Carolina                   Owned (4)            $ 122,091           Yes                    1910 (5)

    1646 Freeway Drive
    Reidsville, North Carolina                     Owned                40,465            Yes                    1972

    202 Turner Drive
    Reidsville, North Carolina                     Owned                36,329            Yes                    1969

    801 South Van Buren Road
    Eden, North Carolina                           Owned                34,338            Yes                    1996

    151 North Fieldcrest Road
    Eden, North Carolina                   Leased (expires 2008)        16,535                                   1996

    605 North Highway Street
    Madison, North Carolina                        Owned                22,302            Yes                    1997

    9570 US 29 Business
    Ruffin, North Carolina                 Leased (expires 2004)        11,152                                   1997

    2132 New Garden Road
    Greensboro, North Carolina                     Owned                37,167            Yes                    1997

    4638 Hicone Road
    Greensboro, North Carolina                     Owned                17,993            Yes                    2000

    3202 Randleman Road
    Greensboro, North Carolina                     Owned                17,589            Yes                    2000

    704 South College Road
    Wilmington, North Carolina             Leased (expires 2002)        50,758            Yes                    1997

    7210 Wrightsville Avenue
    Wilmington, North Carolina             Leased (expires 2003)        1,731                                    2000

    301 East Fremont Street
    Burgaw, North Carolina                 Leased (expires 2004)        26,496            Yes                    1999

    600 Trent Street
    Norton, Virginia                               Owned                67,545                                   1973

    2302 Second Street
    Richlands, Virginia                            Owned                26,203                                   1977

    700 East Morgan Avenue
    Pennington Gap, Virginia                       Owned                26,103                                   1979

    440 South Main Street
    Harrisonburg, Virginia                         Owned                31,963                                   1988


      (1)  Deposits as of December 31, 2001, in thousands of dollars.
      (2) Each of the ATMs situated at a banking office is a drive-up ATM. Three additional remote ATMs are located in Reidsville, North Carolina, pursuant to leases that expire in 2003.
      (3) FNB Southeast owns and operates a network of 38 remote ATMs located at non-bank locations such as convenience stores and colleges. This network generally covers the Norton, Virginia region and surrounding areas.
      (4) Consists of 27,000 square feet in a two story building and includes the Company's executive offices.
      (5) Original office opened in different location in 1910. Current office opened in 1980.

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


Item 4.              Submission of Matters To a Vote of Security Holders

           There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2001.

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

                                                                                    Dividends
           Calendar Period                               High           Low           Paid
           ---------------                               ----           ---           ----

           Quarter ended March 31, 2000               $  13.75       $  10.13      $    0.11
           Quarter ended June 30, 2000                   13.88          10.75           0.11
           Quarter ended September 30, 2000              13.00          11.00           0.11
           Quarter ended December 31, 2000               12.75           9.56           0.12

           Quarter ended March 31, 2001               $  15.52       $  10.00      $    0.12
           Quarter ended June 30, 2001                   14.20          11.50           0.13
           Quarter ended September 30, 2001              15.23          12.70           0.13
           Quarter ended December 31, 2001               15.06          13.00           0.13

           As of March 12, 2002, there were approximately 1,487 beneficial owners of the Company's common stock, including 1,249 holders of record of the Company's common stock. For a discussion as to any restrictions on the Company or the Bank's ability to pay dividends, reference Item 1 - Supervision and Regulation of the Company and the Bank.

           See also Note 19 in the Notes to Consolidated Financial Statements on page 60 of this Annual Report on Form 10-K. See also "Supervision and Regulation
- Regulation of the Company, Dividend and Repurchase Limitations" and "Regulation of the Bank - Dividends."

Recent Sales of Unregistered Securities

           The Company did not sell any securities in the fiscal year ended December 31, 2001, which were not registered under the Securities Act of 1933, as amended, except that during such fiscal year the Company granted options to employees and directors to acquire an aggregate of 126,000 shares of its Common Stock at a weighted average exercise price of $12.80 per share pursuant to the Company's Omnibus Equity Compensation Plan.

Item 6.              Selected Financial Data

           The annual selected historical financial data presented below are derived from the audited consolidated financial statements for FNB Financial Services Corporation, FNB Southeast, FNB Southeast Mortgage Corporation and FNB Southeast Investment Services, Inc. The financial statements of the Company have been restated for the years prior to 1999 to reflect the acquisition of Black Diamond on August 31, 1999, in a transaction accounted for as a pooling of interests. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Item 6.         Selected Financial Data

Table 1.        Selected Financial Data

(In thousands, except per share, ratio and other data)                       At and For the Year Ended December 31,
                                                         -----------------------------------------------------------------------
                                                            2001           2000            1999             1998          1997
                                                         ---------      ---------       ---------        ---------     ---------
Income Statement Data:
Net interest income                                      $  21,705      $  22,659       $  20,427        $  18,378     $  14,598
Provision for credit losses                                  1,278          2,525           1,401            1,171           686
Other income                                                 4,740          2,891           2,977            3,085         2,146
Other expenses                                              15,838         16,100          15,193           12,872        10,859
Net income                                                   6,478          4,602           4,248            5,022         3,514

Balance Sheet Data:
Assets                                                   $ 704,825      $ 685,904       $ 588,419        $ 549,746     $ 445,990
Loans (1)                                                  535,345        500,637         414,011          362,252       319,467
Allowance for credit losses                                  6,731          6,311           4,436            3,452         3,185
Deposits                                                   586,760        569,451         484,242          459,595       384,121
Other borrowings                                            30,000         41,000          31,500           17,500        28,720
Shareholders equity                                         62,708         56,392          50,730           53,631        30,404

Per Common Share Data (2):
Net income, basic                                         $   1.43       $   1.03        $   0.95          $  1.19       $  0.98
Net income, diluted (3)                                       1.41           1.02            0.93             1.13          0.93
Cash dividends declared                                       0.51           0.45            0.46             0.30          0.27
Book value                                                   13.72          12.56           11.30            11.81          8.43
Tangible book value                                          13.65          12.47           11.20            11.68          8.24

Other Data:
Branch offices                                                  17             18              15               14            14
Full-time employees                                            204            196             189              184           169

Performance Ratios:
Return on average assets                                      0.91%          0.72%           0.76%            0.97%         0.94%
Return on average equity                                     10.75           8.96            8.49            11.21
                                                                                                                           12.49
Net interest margin (tax equivalent)                          3.25           3.83            3.88             3.78          4.25
Dividend payout                                              35.94          44.42           47.98            25.37         27.29
Efficiency (4)                                               59.05          62.20           64.50            59.50         64.00

Asset Quality Ratios:
Allowance for credit losses to period end loans              1.26%           1.26%           1.07%            0.95%         1.00%
Allowance for credit losses to period end
    non-performing loans (5)                               297.04          195.87          338.00           221.00        123.00
Net charge-offs to average loans                             0.17            0.14            0.11             0.26         -0.03

Non-performing assets to period end loans
    and foreclosed property (5)                              0.92            0.84            0.45             0.85          0.91

Capital and Liquidity Ratios:
Average equity to average assets                             8.45%           8.07%           9.06%            8.69%         7.50%
Leverage                                                     8.64            8.22            9.30            10.30          7.00
Tier 1 risk based                                           11.58           11.28           13.20            15.30          8.90
Total risk based                                            12.83           12.53           14.30            16.30          9.90
Average loans to average deposits                           85.96           87.91           83.49            79.31         81.50
Average loans to average deposits
    and borrowings                                          79.63           79.22           77.34            74.47         78.12

(1)  Loans net of unearned income, before allowance for credit losses.
(2)  Gives effect of the 1997 stock split.
(3)  Assumes the exercise of outstanding options to acquire common stock. See
     Note 15 to the Company's consolidated financial statements.
(4) Computed by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income. (5) Non-performing loans and non-performing assets include loans past due 90 days or more that are still accruing interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. See also "Forward Looking Statements" on page 66 of this Annual Report on Form 10-K.

Overview
           The Company earned $6.48 million in 2001, a 40.8% increase over the $4.60 million earned in 2000. Diluted net income per share of $1.41 for 2001 represents a 38.2% increase over diluted net income per share of $1.02 in 2000. Total assets at December 31, 2001 stood at $704.8 million compared to $685.9 million one year earlier. The increase in assets is primarily attributable to a $34.7 million increase in loans, offset by a $22.1 million decrease in investment securities. Loans at December 31, 2001 totaled $535.3 million and investment securities totaled $123.6 million.

           During 2001, deposits increased 3.0% to $586.7 million at December 31, 2001. Total purchased funds at December 31, 2001 totaled $49.7 million compared to $53.5 million at the prior year-end. Shareholders' equity increased 11.2% to $62.7 million at current year-end. Book value per share was $13.72 compared to $12.56 one year earlier.

           The Company's subsidiary bank, FNB Southeast, is a North Carolina chartered commercial bank and currently operates thirteen banking offices in North Carolina and four banking offices in Virginia. FNB Southeast operates two wholly owned subsidiaries. FNB Southeast Investment Services, Inc. was formed in 2000 to provide retail investment products and services. FNB Southeast Mortgage Corporation was formed in 2001 and acquired certain assets of Airlee Mortgage Corporation, which provide mortgage banking services.

Results of Operations

           Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2001 was $22.1 million, which represented a 4.0% decrease from the previous year. In 2000, taxable equivalent net interest income increased to approximately $23.0 million from approximately $20.6 million in 1999. Actual net interest income for 2001 was $21.7 million, a 4.2% decrease from $22.7 million recorded in 2000. The decrease in net interest income is primarily attributable to the decline in the earning asset rate resulting from the dramatic reduction in the prime lending rate throughout 2001. The prime lending rate declined from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. The rate decline was partially offset by increased balances of interest earning assets. Average loans outstanding during the 2001 fiscal year were $515.3 million compared to $459.7 million in 2000, an increase of 12.1%. In the previous year, average loans outstanding were 18.7% higher than 1999. Average investment securities during 2001 were $157.4 million compared to $135.8 million in 2000 and $136.5 million in 1999.

           Trends in interest rates were sharply downward for the year as the Federal Reserve decreased interest rates throughout 2001. This had the effect of decreasing both the earning asset yield and the interest bearing liability rate. During the year the decline in the earning asset yield outpaced the decline in the interest bearing liability rate. However, the decline in interest rates did result in an increase in the fair value of the Company's investment portfolio. The increased fair value resulted in increased liquidity, due to securities being called and the sale of securities at a gain.

           The weighted average yield on earning assets decreased 98 basis points to 7.75% for 2001 compared to 8.73% for 2000 and 8.05% for 1999. This decrease in the asset yield in 2001 was primarily attributable to the decreased yield on loans. During the current year, the yield on loans decreased 112 basis points to 8.36% from 9.48% in 2000. This decline is due to variable rate loans that repriced lower throughout the year in response to decreases in the underlying index.

           The weighted average rate paid on interest bearing liabilities of 4.86% in 1999 had increased to 5.58% in 2000, but fell to 5.18% in 2001, a decrease of 40 basis points. Average interest bearing deposits for 2001 totaled $544.1 million and totaled $472.1 million in 2000. This represents an increase of $72.0 million, or 15.3% from $472.1 million in average balances from 2000. The overall rate for interest bearing deposits decreased 28 basis points to 5.19% in 2001 compared to 5.47% in the prior year.

           The overall rate on purchased funds decreased 150 basis points during 2001. Average purchased funds totaled $47.6 million in 2001, with an average rate of 4.97%. This is a $9.7 million decrease from one year earlier. This decrease was primarily attributable to reduced levels of FHLB advances utilized during 2000. In 1999, average purchased funds was $36.9 million. Average FHLB borrowings for 2001 was $34.4 million compared to $45.6 million in 2000. The average rate paid on purchased funds was 4.97%, 6.47% and 5.18% for 2001, 2000 and 1999 respectively.

           Table 2 on page 32 summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. Table 3 on page 33 presents the changes in interest income and interest expense attributable to volume and rate changes between 2001 and 2000, and between 2000 and 1999.

Non-interest Income and Expense

           Non-interest income of $4.7 million in 2001 was $1.8 million, or 64.0%, more than the previous year amount of $2.9 million. In 1999, non-interest income was $3.0 million. One category of noninterest income, gain on sale of securities, experienced significant increases in 2001 compared to 2000 due to changes in the interest rate environment during the year. Gains on sale of securities for 2001 totaled $1.8 million, up from $60,000 in 2000 and $118,000 in 1999. Service charges on deposit accounts increased to $2.2 million from $2.1 million in 2000 and $1.8 million in 1999. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges.

           Personnel expense of $9.3 million in 2001, exceeded the previous year by $582,000, or 6.7%. Personnel expense in 1999 was $8.2 million. At December 31, 2001, the Company had approximately 204 full-time and 8 part-time employees, compared with 196 full-time and 12 part-time employees at December 31, 2000. Occupancy expenses totaled $1.0 million for 2001, which was up 18.6% from $871,000 in 2000. Furniture and equipment expenses totaled $1.8 million in the current year, a 22.4% increase from $1.5 million recorded in 2000. The efficiency ratio, which measures non-interest expense as a percentage of net interest income plus non-interest income, was 59.1% in 2001, and compared favorably to the 62.2% efficiency ratio posted in 2000 and 64.5% in 1999. Other expenses were $2.8 million compared to $3.9 million in 2000. The decrease is primarily due to the reversal of $260,000 of other expenses in 2001 of a $350,000 expense recorded in 2000. The expense was recorded in 2000 based on the best estimate of cost to cancel a contract with a third party data processing service provider. The contract was cancelled during 2001 and the actual cost was approximately $90,000.

           Income tax expense in 2001 was $2.9 million, an increase from $2.3 million in 2000. The effective tax rate in 2001 decreased to 30.6% from 33.6% in 2000. The decline in the effective tax rate for 2001 is primarily due to the reduced current expense required to provide adequate income tax provision at the year-end 2001. Income tax expense in 1999 was $2.6 million, with an effective rate of 37.6%. The higher effective tax rate in 1999 was primarily attributable to nondeductible merger-related cost incurred during that year.

Financial Condition

           The Company's consolidated assets of $704.8 million at year end increased 2.8% over the previous year, following an increase of 16.6% in 2000. Total average assets increased 12.1% to $713.5 million in 2001, compared to $636.2 million in 2000. During 2001 the Company experienced a 13.5% increase in average earning assets. Average earning assets totaled $680.5 million in 2001 compared to $602.3 million in 2000. The increase in 2001 was driven by an increase in average outstanding loans, but mitigated by a decrease in average investment securities balance. Growth in earning assets was supported by an increase of 8.8% in average non-interest bearing deposits, and a 15.3% in interest bearing deposits.

           Loan growth during 2001 was $34.7 million, with outstanding loans up 6.9% at year-end, which followed increases of 20.9% in 2000 and 14.3% in 1999. Loans secured by real estate increased to $354.5 million in 2001 and represented 66.3% of total loans, compared with 67.2% at year end 2000. Within this category, commercial real estate loans increased 40.8% during fiscal 2001 to a level of $168.4 million. Commercial, financial and agricultural loans totaled $90.9 million and represent 17.0% of total loans, compared with 15.0% last year-end. Consumer loans increased 1.0% during fiscal 2001 led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

           Investment securities (at amortized cost) of $125.1 million at year-end 2001 were down $24.3 million, or 16.3%, from year-end 2000. U.S. Government agency securities continue to represent the major share of the total portfolio, and totaled $112.5 million, or 89.9% of the portfolio at year-end 2001, compared to $127.9 million, or 85.6% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations decreased $7.8 million and stood at $8.3 million at year-end. The Company's investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as "Available for Sale," which it believes offers the greatest amount of flexibility in managing a total return concept. Table 4 on page 34 presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

           Total deposits increased $17.3 million to $586.8 million at December 31, 2001. This is a 3.0% increase over $569.5 million in deposits one year earlier. A $2.6 million, or 0.6%, increase in time deposits and a $4.4 million, or 8.1%, increase in demand deposits drove the annual increase during fiscal 2001. Savings, NOW and MMI accounts decreased by $10.3 million to $93.0 million at 2001 year-end.

           The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances of $9.9 million at year end.

           In order to attract additional deposits, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. As of December 31, 2001, FNB Southeast had approximately 188 of such certificates of deposit totaling $20.7 million, with an overall rate of 5.17% for this portfolio. This certificate portfolio decreased by $10.0 million during 2001. The Company also held $17.0 million in brokered certificates of deposit at December 31, 2001 compared to $22.0 million one year earlier. The brokered certificates have an original term of twelve months with maturities scheduled for January and April 2002.

           The Company also has a credit facility with the Federal Home Loan Bank of Atlanta. Borrowing capacity is established at 17% of the subsidiary banks' total assets as submitted on regulatory financial reports. The Company also utilized a portion of its approximately $115 million line with the Federal Home Loan Bank of Atlanta to fund earning assets. FHLB borrowings totaled $30.0 million at year-end. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Asset Quality

           Management places great emphasis on maintaining the Company's asset quality. The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable loan losses incurred as of the balance sheet date.

           The loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Statement of Financial Accounting Standard No. 114 ("SFAS No. 114") and related pronouncements are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the "watch list."

           Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management's evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. There is an increased reserve percentage for each successively higher risk grade. As a result, the allowance is adjusted upon any migration of a loan to a higher risk grade within the commercial loan portfolio. The following table details the risk-graded portfolio at December 31, 2001 and 2000.

Risk                                              Percent of  Commercial  Risk                            General
Grade            Description                            Loans by  Grade                              Reserve  Percentage
-----            -----------                     ----------------------------                   ----------------------------
                                                    2001                 2000                     2001                 2000
                                                    ----                 ----                     ----                 ----
Risk 1           Low Risk                          0.62 %               0.54 %                    0.00%                 0.00%
Risk 2           Lower Than Average Risk           1.09                 1.46                       0.25                 0.25
Risk 3           Average Risk                     15.33                24.38                       0.45                 0.45
                 Moderately Higher Than
Risk 4           Average Risk                     76.50                68.39                       0.80                 0.80

Risk 5           Higher Than Average Risk          2.23                 0.16                       1.25                 1.25
Risk 6           Special Mention                   1.31                 0.66                       2.50                 2.50
Risk 7           Substandard                       2.90                 4.15                      15.00                15.00
Risk 8           Doubtful                          0.03                 0.26                      50.00                50.00
Risk 9           Loss                              0.00                 0.00                     100.00               100.00


           The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. During 2000, the Company reviewed the reserve percentages for commercial risk graded loans. The change in the reserve percentages in risk grade 2 through risk grade 5 was made to better reflect the historical charge-off experience of the Company. The reserve percentages for risk grades 6, risk grade 7, risk grade 8 and risk grade 9 were changed to reserve percentages preferred by banking regulators. The net effect in 2000, compared to earlier years, was to reserve a higher overall percentage for risk grade 6 through risk grade 9, and a lower overall percentage for risk grade 1 through risk grade 5. The reserve percentages established in 2000 remained in effect throughout 2001.

           Mortgage, home equity, and credit lines. Reserves are calculated on mortgage, home equity, and credit lines based on historical loss experience and current economic conditions. The average rolling eight-quarter net loss percentage is calculated for each of these loan categories. The reserve requirement also includes a reserve percentage for current economic conditions. The sum of these two components is applied to the dollar balance of loans in each of these categories to determine the required reserve.

           Retail loans. The retail loans are pooled together to determine the reserve requirement. The average rolling eight-quarter net loss percentage is calculated for this loan category. The reserve requirement also includes a reserve percentage for current economic conditions. The sum of these two components is applied to the dollar balance of retail loans to determine the required reserve for current loans and loans past due less than 90 days. A separate reserve is calculated for loans past due 90 days or more. A reserve amount equal to 25.0% of all retail loans past due 90 days or more is added to the above mentioned requirement to determine the total reserve requirement for retail loans.

           Specific impairment under SFAS No. 114. Management evaluates individually significant loans in risk grade 7 and risk grade 8 on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2001 and 2000, the recorded investment in loans considered impaired was approximately $6,857,000 and $3,222,000, respectively. Impaired loans at December 31, 2001 consisted of $924,000 of retail loans past due 90 days or more, and $5,933,000 of risk grade 7 and risk grade 8 commercial loans. Calculated reserves for impaired loans at December 31, 2001 totaled $1,748,000 and $901,000 one year earlier.

           Risk grade 9 loans are evaluated on an individual basis. Since these loans are considered a loss, a reserve percentage of 100% of the outstanding balance is required. The Company had no loans risk graded 9 at December 31, 2001.

           Watch list review. Specific allowances may be determined based on a review of specific watch list loans. Specific losses are estimated at each measurement date. The Company has established a monthly procedure to review all loans placed on the watch list. The watch list primarily consist of loans classified as special mention, substandard and doubtful. An estimated loss amount and action plan is established for each watch list loan. By reviewing these watch list loans, the Company is able to update original probable loss amounts in light of developing conditions. This serves to reduce the differences between estimated and actual observed losses.

           The 2001 provision for credit losses of $1.3 million compares with $2.5 million in 2000, which equals an 49.4% decrease in 2001. In the fourth quarter of 2000 the Company recorded a provision for credit losses of $1.3 million. This action was taken as part of the Company's continuing evaluation of the loan portfolio and other credit risk factors. During 2001 credit quality remained good, and the levels of non-performing loans and charge-offs have remained at comparatively low levels. Net charge-offs increased in 2001 to $858,000 or 0.17% of average loans outstanding, compared with $650,000 or 0.14% of average loans outstanding in the prior year. At December 31, 2001 the allowance for credit losses as a percentage of year end loans was 1.26%, the same as at December 31, 2000.

           During 2001 and at December 31, 2001, the Company observed a migration in the risk graded commercial loan portfolio to risk grades indicative of higher credit risk. Specifically, as indicated in the table above, there was a migration from risk grade 3 to risk grade 4 and risk grade 5. This migration was partially offset by a decrease in retail loans past due 90 days or more from those existing at December 31, 2000.

           Risk grade loans classified special mention, substandard and doubtful decreased from $13.8 million at year-end 2000 to $13.1 million at year-end 2001. The reserve requirement for this category of loans totaled $2.1 million for both years. Retail loans past due 90 days or more at December 31, 2001 were $924,000, with a $391,000 reserve requirement. This compares to $1,564,000 in retail loans past due 90 days or more and a reserve requirement of $391,000 at December 31, 2000.

           The table below summarizes the Company's allowance as a percentage of total loans outstanding and net charge-off percentage for the past five years.

                                            2001          2000          1999           1998          1997
                                            ----          ----          ----           ----          ----
Allowance percentage                        1.26 %        1.26 %        1.07 %         0.95 %        1.00 %
Net charge-off percentage                   0.17 %        0.14 %        0.11 %         0.26 %       (0.03)%

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

Capital Resources

           Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in Table 7 on page 37, the Company and the Subsidiary Bank both maintained capital levels exceeding the minimum levels to be "well capitalized" for the three years presented. Effective in March 1999, FNB Southeast converted from a national bank, regulated by the Office of the Comptroller of the Currency, to a North Carolina bank, regulated by the Commissioner. FNB Southeast will continue to be required to meet certain levels of capital.

Liquidity Management

           Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits. The investment portfolio at December 31, 2001, held securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that certain debt instruments in the portfolio may be called in the upcoming year.

           During 2001, the Company deployed cash flow from operating and financing activities to fund increases in the loan portfolio. Overall, cash and cash equivalents increased by $8.1 million to $23.4 million at December 31, 2001.

           As presented in the consolidated statement of cash flows, the Company generated $6.9 million in operating cash flow during 2001, down 8.4% from $7.6 million in 2000. This decrease was primarily attributable to a decrease in the amount that interest received exceeded interest paid in each year. In 2001, the excess was only $20.7 million, while in 2000, the excess was $21.8 million. This change resulted from the falling interest rate environment in 2001, and the Company's inability to decrease rates paid on deposits as quickly as the yield on loans dropped.

           In 2001, the Company had a net increase of $37.2 million in loans compared to $88.8 million in 2000. In 2001, the Company received $154.4 million from sales and calls of securities, while purchasing $149.4 million. The turnover in the security portfolio was attributable to the reduction in interest rates throughout the year. In 2000, the Company purchased $19.7 million of securities, while receiving $6.3 million from sales and calls and $588,000 from maturities.

           The Company's major financing sources during 2001 were a $14.7 million increase in savings, NOW and MMI deposits and a $2.6 million increase in time deposits, for a combined total of $17.3 million. This is lower than the combined $85.2 million increase in deposits during 2000. The deposit growth during the year allowed the Company to reduce FHLB borrowings by $11.0 million. Time deposits increased $16.4 million and borrowings increased $14.0 million in 1999.

           Liquidity is further enhanced by an approximately $115 million line of credit with the Federal Home Loan Bank of Atlanta (FHLB) collateralized by FHLB stock, investment securities and qualifying 1 to 4 family residential mortgage loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

           The Company also has unsecured overnight borrowing lines totaling $19 million available through four financial institutions. These lines are used to manage the day to day, short-term liquidity needs of the Company. Each Federal funds line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days.

           The Company also projects future cash flow requirements based on scheduled loan and deposit maturities, borrowing maturities, capital expenditures and other factors. At December 31, 2001 and for the upcoming twelve month period, the Company had scheduled loan maturities of $135.8 million, securities maturities of $145,000 and $340.5 million in maturing time deposits. The Company also has $93.0 million in deposits with no contractual maturity that are subject to withdrawal during 2002. The Company also has $34.7 of borrowings that are scheduled for repayment in 2002. Anticipated capital expenditures during 2002 are approximately $1.5 million. Internal analysis indicated the Company is positioned to meet expected liquidity requirements during the upcoming twelve-month period.

           The Company also has off-balance sheet arrangements with customers that may impact the overall liquidity needs. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. The following table presents commitments and contingent liabilities at December 31, 2001.

                                                             One Year           Over One
                                                             and Less             Year               Total
                                                             --------             ----               -----
Commitments to extend credit                                 $ 78,139                   -          $ 78,139

Standby letters of credit                                         376                   -               376

                                                             --------             -------          --------
   Total commitments and contingent liabilities              $ 78,515                   -          $ 78,515
                                                             ========             =======          ========


Market Risk

           Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

           For a complete discussion on market risk and how the Company addresses this risk, see Item 7A on page 30 of this Annual Report on Form 10-K.

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

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

           Based on the Company's operations as of December 31, 2001, none of these standards had a material effect on the Company's financial statements.


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

           A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company's primary earnings component, net interest income. This process involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates which are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.

           The measurement of the Company's interest rate sensitivity, or "gap", is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. Table 8 on page 38 indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2001, to be 0.85%. This ratio indicates that net interest income would decline in a rising interest rate environment, since a greater amount of liabilities than assets would reprice more quickly over the one-year period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. The overall risk to net interest income is also influenced by the Company's level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 58.5% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

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

           Table 9 on page 39 presents the Company's financial instruments which are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2001.

Table 2
Average Balance and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(In thousands, except percentages)

                                                                             Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                                   2001                                       2000
                                                 -------------------------------------      --------------------------------------
                                                                  Interest     Average                       Interest     Average
                                                 Average          Income/      Yield/       Average          Income/      Yield/
                                                 Balance (3)      Expense       Rate        Balance (3)      Expense       Rate
                                                 -----------      -------       ----        -----------      -------       ----
Interest earning assets:
Loans, net (2)                                   $  515,287     $  43,069       8.36%      $  459,731      $   43,588      9.48%

Taxable investment securities                       136,782         7,916       5.79          117,263           7,084      6.04
Tax-exempt investment securities                     15,083         1,114       7.39 (1)       13,788           1,132      8.21 (1)
Other securities                                      5,530           297       5.37            4,769             334      7.00
Overnight deposits                                    7,851           317       4.04            3,885             270      6.95
Federal funds sold                                        -             -          -            2,828             153      5.41
                                                 ----------     ---------                  ----------      ----------
     Total earning assets                           680,533        52,713       7.75          602,264          52,561      8.73

Non-earning assets:
Cash and due from banks                              15,048                                    17,504
Premises and equipment                               11,738                                    11,231
Other assets                                         12,673                                    10,313
Less: Allowance for credit loss                     (6,503)                                   (5,102)
                                                 ----------                                ----------
     Total assets                                $  713,489                                $  636,210
                                                 ==========                                ==========

Interest bearing liabilities:
Savings and NOW                                  $   44,407           314       0.71       $   46,686      $      634      1.36
MMI                                                  46,379         1,583       3.41           41,905           1,819      4.34
Time deposits                                       453,305        26,364       5.82          383,488          23,355      6.09

Federal funds purchased, borrowed funds and
securities sold under agreements to repurchase
                                                     47,617         2,368       4.97           57,362           3,709      6.47
                                                 ----------     ---------                  ----------      ----------
     Total interest bearing liabilities             591,708        30,629       5.18          529,441          29,517      5.58

Other liabilities and shareholder's equity
Demand deposits                                      55,358                                    50,877
Other liabilities                                     6,168                                     4,519
Shareholders' equity                                 60,255                                    51,373
                                                 ----------                                ----------
     Total liabilities and shareholders' equity  $  713,489                                   636,210
                                                 ==========                                ==========

Net interest income and net yield on
     earning assets (3) (4)                                     $  22,084       3.25%                      $   23,044      3.83%
                                                                =========       ====                       ==========      ====

Interest rate spread (5)                                                        2.57%                                      3.15%
                                                                                ====                                       ====
                                                                December 31,
                                                   ----------------------------------------
                                                                    1999
                                                   ----------------------------------------
                                                                  Interest         Average
                                                    Average        Income/         Yield/
                                                    Balance (3)    Expense          Rate
                                                    -----------    -------          ----
Interest earning assets:
Loans, net (2)                                    $  387,335    $  34,339             8.87

Taxable investment securities                        126,666        7,396             5.84
Tax-exempt investment securities                       7,041          556             7.90
Other securities                                       2,787          205             7.36
Overnight deposits                                     1,717           90             5.24
Federal funds sold                                     5,341          136             2.55
                                                  ----------    ---------
     Total earning assets                            530,887       42,722             8.05

Non-earning assets:
Cash and due from banks                               10,506
Premises and equipment                                 9,496
Other assets                                           8,273
Less: Allowance for credit loss                       (3,856)
                                                  ----------
     Total assets                                 $  555,306
                                                  ==========

Interest bearing liabilities:
Savings and NOW                                   $   47,352      $   677             1.43
MMI                                                   40,879        1,666             4.08
Time deposits                                        329,940       17,848             5.41

Federal funds purchased, borrowed funds and
securities sold under agreements to repurchase
                                                      36,939        1,915             5.18
                                                  ----------      -------
     Total interest bearing liabilities              455,110       22,106             4.86

Other liabilities and shareholder's equity
Demand deposits                                       45,739
Other liabilities                                      4,168
Shareholders' equity                                  50,289
                                                  ----------
     Total liabilities and shareholders' equity   $  555,306
                                                  ==========
Net interest income and net yield on
     earning assets (3) (4)
                                                                  $20,616             3.88
                                                                  =======             ====
Interest rate spread (5)
                                                                                      3.19
                                                                                      ====

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

Table 3
Volume and Rate Variance Analysis
Fully Taxable Equivalent Basis

(In thousands)

                                                                                        Year Ended December 31,
                                                                --------------------------------------------------------------------
                                                                          2001 vs. 2000                        2000 vs. 1999
                                                                ----------------------------------   -------------------------------
                                                                Volume (2)   Rate (2)      Total     Volume (2)   Rate (2)    Total
                                                                Variance     Variance    Variance    Variance     Variance  Variance
                                                                --------     --------    --------    --------      -------- --------
Interest Income:
Loans, net                                                      $  5,267    $  (5,786)   $  (519)    $  6,434     $  2,815  $  9,249
Taxable investment securities                                      1,179         (347)       832        (547)          235     (312)
Tax-exempt investment securities (1)                                  77          (95)       (18)         533           43       576
Other securities                                                      53          (90)       (37)         146         (17)       129
Overnight deposits                                                   276         (229)         47         114           66       180
Federal funds sold and retail repurchase agreements                (153)             -      (153)        (64)           81        17
                                                                --------    ---------    -------     --------     -------   --------
     Total interest income                                         6,699       (6,547)        152       6,616        3,223     9,839
                                                                --------    ---------    -------     --------     -------   --------

Interest expense:
Savings and NOW                                                     (31)         (289)      (320)        (10)         (33)      (43)
MMI                                                                  194         (430)      (236)          42          111       153
Time deposits                                                      4,252       (1,243)      3,009       2,571        2,936     5,507
Federal funds purchased, borrowed funds and securities sold
     under agreements to repurchase                                (630)         (711)    (1,341)       1,059          735     1,794
                                                                --------    ---------    -------     --------     -------   --------
     Total interest expense                                        3,785       (2,673)      1,112       3,662        3,749     7,411
                                                                --------    ---------    -------     --------     -------   --------

Increase (decrease) in net interest income                      $  2,914    $  (3,874)   $  (960)    $  2,954     $  (526)  $  2,428
                                                                ========    =========    =======     ========     =======   ========



(1) The fully tax equivalent basis is computed using a federal tax rate of 34%.
(2) Changes attributable to both volume and rate have been allocated proportionately.

Table 4
Investment Securities

(In thousands, except percentages)

                                          As of December 31, 2001          As of December 31, 2000       As of December 31, 1999
                                        -----------------------------   ----------------------------   -----------------------------
                                                             Weighted                       Weighted                        Weighted
                                        Amortized    Fair     Average   Amortized   Fair     Average   Amortized     Fair    Average
                                           Cost      Value     Yield      Cost      Value     Yield       Cost       Value    Yield
                                        ---------  ---------    ----     --------  --------    ----    ---------   --------    ----
U.S. government agency                  $ 112,516  $ 114,660    6.13%    $127,859  $127,301    5.81%   $ 122,604   $118,002    5.78%
U.S. Treasury                                   -          -       -          200       200    6.39          200        200    6.70
State and municipal obligations (1)         8,325      8,628    8.46       16,097    16,928    8.31        9,989      9,959    7.85
Other debt securities                         304        309    6.83        1,331     1,309    6.35        1,340      1,284    6.34
Other equity                                3,967      3,967    6.19        3,967     3,967    7.33        2,573      2,573    7.31
                                        ---------  ---------             --------  --------            ---------   --------
     Total investment securities (1)    $ 125,112  $ 127,564    6.32     $149,454  $149,705    6.24    $ 136,706   $132,018    5.97
                                        =========  =========             ========  ========            =========   ========

                                                                       As of December 31, 2001
                                       ----------------------------------------------------------------------------------------
                                                             After One        After Five
                                           Within             Year to          Years to         After             Weighted
                                           One Year         Five Years        Ten Years       Ten Years            Average
                                       ----------------   --------------   --------------   --------------   ------------------
                                       Amount     Yield    Amount  Yield   Amount   Yield   Amount   Yield    Total    Yield (1)
                                       ------     -----    ------  -----   ------   -----   ------   -----    -----    ---------

U.S. government agency                 $     -     0.00%  $ 37,497 5.98%  $ 72,191   6.21%  $ 2,828   6.05%  $112,516    6.13%
State and municipal obligations (1)        145     7.08        930 7.12      4,349   8.51     2,901   8.77      8,325    8.46
Other debt securities                        -        -          -    -        304   6.83         -      -        304    6.83
                                       -------            --------        --------          -------          --------
     Total debt securities (1)         $   145     7.08   $ 38,427        $ 76,844   6.38   $ 5,729   7.61   $121,145    6.35
                                       =======            ========        ========          =======          ========


(1)  Yields stated on a tax equivalent basis.


Table 5
Loan Portfolio Composition

(In thousands, except percentages)

                                                                         As of December 31,
                               -----------------------------------------------------------------------------------------------------
                                      2001                 2000                1999                  1998                 1997
                               ------------------   ----------------    -----------------     -----------------   ------------------
Real Estate:
     Commercial                $168,419     31.5%   $119,584    23.9%   $115,434     27.9%    $ 94,798     26.2%  $ 60,659     19.0%
     Residential                130,264     24.4     150,825    30.1     130,676     31.6      120,143     33.2    120,257     37.7
     Construction                55,861     10.4      66,148    13.2      34,680      8.4       29,794      8.2     22,143      6.9
                               --------    -----    --------   -----    --------    -----     --------    -----   --------    -----
          Total real estate     354,544     66.3     336,557    67.2     280,790     67.9      244,735     67.6    203,059     63.6

Commercial, financial and
     Agricultural                90,858     17.0      74,981    15.0      58,002     14.0       49,822     13.8     57,453     18.0

Consumer:
     Direct                      37,112      6.9      46,463     9.3      32,778      7.9       32,368      8.9     31,556      9.9
     Home equity                 46,169      8.6      39,204     7.8      32,836      7.9       26,723      7.4     21,425      6.7
     Revolving                    6,662      1.2       3,432     0.7       9,605      2.3        8,604      2.3      5,974      1.8
          Total consumer         89,943     16.7      89,099    17.8      75,219     18.1       67,695     18.6     58,955     18.4
                               --------    -----    --------   -----    --------    -----     --------    -----   --------    -----
Total                          $535,345    100.0%   $500,637   100.0%   $414,011    100.0%    $362,252    100.0%  $319,467    100.0%
                               ========    =====    ========   =====    ========    =====     ========    =====   ========    =====



                                                                               As of December 31, 2001
                                        --------------------------------------------------------------------------------------------
                                                                 Maturity                                  Maturing Over One Year
                                        ---------------------------------------------------------    -------------------------------
                                                        Over One          Over                        Predetermined      Floating or
                                         One Year       Year to           Five                           Interest         Adjustable
                                          or Less      Five Years         Years           Total             Rate              Rate
                                          -------      ----------         -----           -----             ----              ----
Commercial, financial and agricultural  $   46,268    $    34,701      $    9,889     $    90,858     $     11,925     $     32,665
Real estate - construction                  45,292          8,315           2,254          55,861            4,475            6,093
Real estate - residential                    8,075         37,180          85,009         130,264           97,959           24,230
Real estate - commercial                    24,014        120,588          23,817         168,419           53,697           90,709
Consumer                                    12,117         31,223          46,603          89,943           25,970           51,856
                                        ----------    -----------      ----------     -----------     ------------     ------------
          Total                         $  135,766    $   232,007      $  167,572     $   535,345     $    194,026     $    205,553
                                        ==========    ===========      ==========     ===========     ============     ============


                                                                                              As of December 31,
                                                              ----------------------------------------------------------------------
                                                                  2001           2000          1999            1998           1997
                                                              -----------   ----------- -------------- --------------- -------------
Non-performing assets:
Non-accrual loans                                              $   2,266     $   3,222      $   1,195      $    1,474     $    2,499
Loans past due 90 days or more and still accruing interest             6             -            117              87             92
Other real estate                                                  2,707         1,007            534           1,518            308

Table 6
Summary of Allowance for Credit Losses

(In thousands except ratios and percentages)
                                                      2001          2000         1999        1998       1997
                                                     -------       ------       ------      ------      ------
Balance, beginning of period                         $ 6,311       $4,436       $3,452      $3,185      $2,422

Charge-offs:
     Commercial                                          510           65            -         597          16
     Real estate-construction                              -            -            -           -           -
     Real estate-mortgage                                 43          359            -           4          53
     Consumer                                            448          380          512         407         186
                                                     -------       ------       ------      ------      ------
          Total charge-offs                            1,001          804          512       1,008         255
                                                     -------       ------       ------      ------      ------

Recoveries:
     Commercial                                           25            -            5          12          10
     Real estate-construction                              -            -            -           -           -
     Real estate-mortgage                                  -            -            -           -         233
     Consumer                                            118          154           90          92          89
                                                     -------       ------       ------      ------      ------
         Total recoveries                                143          154           95         104         332
                                                     -------       ------       ------      ------      ------

Net charge-offs                                          858          650          417         904        (77)
Provision charged to operations                        1,278        2,525        1,401       1,171         686
                                                     -------       ------       ------      ------      ------
Balance, end of period                               $ 6,731       $6,311       $4,436      $3,452      $3,185
                                                     =======       ======       ======      ======      ======

Ratio of net charge-offs to average loans              0.17%        0.14%        0.11%       0.26%      -0.03%
                                                     =======       ======       ======      ======      ======

Ratio of allowance to year end loans                   1.26%        1.26%        1.07%       0.95%       1.00%
                                                     =======       ======       ======      ======      ======

Allocation of the Allowance for Credit Losses

                                                2001              2000             1999              1998               1997
                                           ---------------   ---------------   ---------------   --------------    ---------------
                                              $      % (1)     $       % (1)     $       % (1)     $      % (1)     $        % (1)
                                           -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Balance at end of period applicable to:
     Commercial                            4,773       17    4,445       15    2,087       14    1,549       14    1,291       18
     Real estate-construction                 18       10       28       13       50        8        4        8        8        7
     Real estate-mortgage                    104       56      125       54      868       60      330       59      514       57
     Consumer                              1,836       17    1,635       18    1,276       18    1,320       19      515       18
     General                                  --       --       78       --      155       --      249       --      857       --
                                           -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Total allocation                           6,731      100    6,311      100    4,436      100    3,452      100    3,185      100
                                           =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

(1) Percent of loans in each category to total loans.

                                       36
P
Table 7
Regulatory Capital

(In thousands, except percentages)

                                                          As of or for year ended December 31,
                                          ----------------------------------------------------------------
                                                    2001                  2000                 1999
                                          --------------------   ------------------    -------------------
Total capital to risk weighted assets
     Consolidated                          $67,468       12.8%   $62,028       12.5%   $57,327       14.3%
     Subsidiary Bank                        65,221       12.4     61,319       12.4     56,281       13.9

Tier 1 capital to risk weighted assets
     Consolidated                           60,888       11.6     55,841       11.3     52,891       13.2
     Subsidiary Bank                        58,658       11.2     55,132       11.1     51,845       12.8

Tier 1 capital to average assets
     Consolidated                           60,888        8.6     55,841        8.2     52,891        9.3
     Subsidiary Bank                        58,658        8.3     55,132        8.1     51,845        9.0

Table 8
Interest Sensitivity Analysis

(In thousands, except ratios)
                                                                               As of December 31, 2001
                                                      ------------------------------------------------------------------------------
                                                                                                             Total
                                                       1 - 90       91 - 180     181 - 365    Sensitive     Sensitive
                                                         Day           Day          Day         Within        Over
                                                      Sensitive     Sensitive    Sensitive     One Year      One Year       Total
                                                      ---------     ---------    ---------      ---------    ---------     ---------
Interest earning assets:
Loans, net of non-accruals                            $ 315,317     $  15,099    $  26,497      $ 356,913    $ 176,166     $ 533,079
Taxable investment securities                                --            --           --             --      112,820       112,820
Tax exempt investment securities                             --           145           --            145        8,180         8,325
Other investment securities                               3,967            --           --          3,967           --         3,967
Due from FHLB                                             6,199            --           --          6,199           --         6,199
                                                      ---------     ---------    ---------      ---------    ---------     ---------
     Total interest earning assets                      325,483        15,244       26,497        367,224      297,166     $ 664,390
                                                      ---------     ---------    ---------      ---------    ---------     ---------

Interest bearing liabilities:
NOW                                                      16,180            --           --         16,180       10,787     $  26,967
MMI                                                      24,375            --                      24,375       24,374        48,749
Savings                                                  10,394            --                      10,394        6,929        17,323
Time deposits                                           131,866       127,684       80,979        340,529       94,361       434,890
Overnight borrowings                                     19,677            --           --         19,677           --        19,677
Other borrowings                                         20,000            --           --         20,000       10,000        30,000
                                                      ---------     ---------    ---------      ---------    ---------     ---------
     Total interest bearing liabilities                 222,492       127,684       80,979        431,155      146,451     $ 577,606
                                                      ---------     ---------    ---------      ---------    ---------     ---------

Interest sensitivity gap                              $ 102,991     $(112,440)   $ (54,482)     $ (63,931)   $ 150,715     $  86,784
                                                      =========     =========    =========      =========    =========     =========

Ratio of interest sensitive assets to liabilities          1.46           0.12         0.33          0.85


Table 9
Market Risk of Financial Instruments

(In thousands, except percentages)
                                                  Contractual Maturities as of December 31, 2001               Average   Estimated
                                  --------------------------------------------------------------------------- Interest     Fair
                                    2002       2003       2004       2005       2006    Five Years     Total    Rate       Value
                                  --------   --------   --------   --------   --------  ----------   --------  ------    --------

Financial assets:
     Debt securities              $    145   $    440   $  5,223   $  5,945   $ 26,819   $ 82,573   $121,145     6.35%   $123,597
     Loans:
          Fixed rate                26,560     22,495     38,425     24,632     19,860     88,615    220,587     8.56     220,902
          Variable rate            109,206     21,118     36,071     38,426     30,980     78,957    314,758     5.40     316,441
                                  --------   --------   --------   --------   --------   --------   --------             --------
     Total financial assets       $135,911   $ 44,053   $ 79,719   $ 69,003   $ 77,659   $250,145   $656,490             $660,940
                                  ========   ========   ========   ========   ========   ========   ========             ========

Financial liabilities:
     NOW                          $ 26,967   $     --   $     --   $     --   $     --   $     --   $ 26,967     0.21%   $ 26,967
     MMI                            48,749         --         --         --         --         --     48,749     1.94      48,749
     Savings                        17,323         --         --         --         --         --     17,323     0.57      17,323
     Time deposits                 340,534     53,923     20,234     17,013      2,463        723    434,890     4.83     446,317
     Other borrowings               15,000      5,000         --         --         --     10,000     30,000     3.02      29,587
     Federal funds purchased
          and retail repurchase     19,677         --         --         --         --         --     19,677     1.88      19,677
                                  --------   --------   --------   --------   --------   --------   --------             --------
Total financial liabilities       $468,250   $ 58,923   $ 20,234   $ 17,013   $  2,463   $ 10,723   $577,606             $588,620
                                  ========   ========   ========   ========   ========   ========   ========             ========

                                                  Contractual Maturities as of December 31, 2001               Average   Estimated
                                  --------------------------------------------------------------------------- Interest     Fair
                                    2002       2003       2004       2005       2006    Five Years     Total    Rate       Value
                                  --------   --------   --------   --------   --------  ----------   --------  ------    --------

Financial assets:
     Debt securities              $  8,665   $  3,155          $   $ 33,689   $ 19,415   $ 40,245   $145,487     5.76%   $145,738
                                                                                                                           40,318
     Loans:
          Fixed rate                30,889     26,791     15,682     32,903     39,429     64,292    209,986     8.64     207,238
          Variable rate             95,059      5,329     32,847     18,362     22,006    117,048    290,651     9.87     288,477
                                  --------   --------   --------   --------   --------   --------   --------             --------
     Total financial assets       $134,613   $ 35,275   $ 88,847   $ 84,954   $ 80,850   $221,585   $646,124     8.47%   $641,453
                                  ========   ========   ========   ========   ========   ========   ========             ========

Financial liabilities:
     NOW                          $ 26,788   $     --   $     --   $     --   $     --   $     --   $ 26,788     0.76%   $ 26,788
     MMI                            37,070         --         --         --         --         --     37,070     4.53      37,070
     Savings                        18,899         --         --         --         --         --     18,899     1.64      18,899
     Time deposits                 327,043     55,241     26,693     10,614     12,076        593    432,260     5.88     435,232
     Borrowings                     26,000      5,000      5,000      5,000         --         --     41,000     6.73      40,997
     Federal funds purchased
          and retail repurchase     12,537         --         --         --         --         --     12,537     6.31      12,537
                                  --------   --------   --------   --------   --------   --------   --------             --------
Total financial liabilities       $448,337   $ 60,241   $ 31,693   $ 15,614   $ 12,076   $    593   $568,554     5.48%   $571,523
                                  ========   ========   ========   ========   ========   ========   ========             ========


Table 10
Quarterly Financial Data

(In thousands, except per share data)

                                                            2001                                         2000
                                       ---------------------------------------------------------------------------------------------
                                        4th Qtr     3rd Qtr     2nd Qtr     1st Qtr     4th Qtr     3rd Qtr  2nd Qtr (1) 1st Qtr (1)
                                        -------     -------     -------     -------     -------     -------  ----------- -----------
Interest income                         $11,579     $13,133     $13,662     $13,960     $14,339     $13,520     $12,571     $11,746
Interest expense                          6,334       7,728       8,164       8,403       8,414       7,832       6,935       6,336
                                        -------     -------     -------     -------     -------     -------     -------     -------

Net interest income                       5,245       5,405       5,498       5,557       5,925       5,688       5,636       5,410
Provision for credit losses                 480         315         260         223       1,279         370         340         536
                                        -------     -------     -------     -------     -------     -------     -------     -------

Net interest income after provision
     for credit losses                    4,765       5,090       5,238       5,334       4,646       5,318       5,296       4,874
                                        -------     -------     -------     -------     -------     -------     -------     -------

Other income                              2,135       1,076         834         695         593         732         760         806
Other expenses                            4,008       3,971       3,945       3,914       5,007       3,772       3,860       3,461
                                        -------     -------     -------     -------     -------     -------     -------     -------

Income before income taxes                2,892       2,195       2,127       2,115         232       2,278       2,196       2,219
Income taxes                                968         664         608         611         102         794         710         717
                                        -------     -------     -------     -------     -------     -------     -------     -------

Net income                              $ 1,924     $ 1,531     $ 1,519     $ 1,504     $   130     $ 1,484     $ 1,486     $ 1,502
                                        =======     =======     =======     =======     =======     =======     =======     =======

Earnings per share:
     Basic                              $  0.42     $  0.34     $  0.34     $  0.33     $  0.03     $  0.33     $  0.33     $  0.34
     Diluted                            $  0.42     $  0.33     $  0.33     $  0.33     $  0.03     $  0.33     $  0.33     $  0.33

                                       40

                        Report of Independent Accountants


To The Board of Directors and Shareholders of FNB Financial Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of FNB Financial Services Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCooper
-------------------------
PricewaterhouseCoopers LLP
Raleigh, North Carolina
January 31, 2002

    Management's Report on the Financial Statements and the Internal Control
                      of FNB Financial Services Corporation

      Management of FNB Financial Services Corporation ("the Company") is responsible for the preparation, integrity and fair presentation of the Company's annual consolidated financial statements. The annual consolidated financial statements included in the 2001 Annual Report have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management has also prepared the financial and other information included in the year-end Call Report prepared by the Company's wholly-owned subsidiary, FNB Southeast, and is responsible for its accuracy and consistency with the financial statements.

      The annual consolidated financial statements referred to above have been audited by PricewaterhouseCoopers LLP, independent public accountants, who have been given unrestricted access to all financial records and related data, including minutes of meetings of shareholders, the Board of Directors and committees of the Board. Management believes that all representations made to PricewaterhouseCoopers LLP during the audit were valid and appropriate.

      Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding and management of assets. The objective of internal control is to provide reasonable assurance to management and the Board of Directors: (1) as to the preparation of the financial statements in accordance with accounting principles generally accepted in the United States, (2) that adequate procedures are in effect to safeguard assets against unauthorized loss or disposition, and (3) that adequate procedures are in effect over the management of assets.

      There are limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to the reliability of financial statements and safeguarding and management of assets. Furthermore, the effectiveness of any internal control can change with changes in circumstances.

      In accordance with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), management has made its own assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2001, based on the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2001, the Company's internal control was effective in achieving the objectives stated above.



/s/Ernest J. Sewell      /s/Pressley A. Ridgill        /s/Michael W. Shelton
-------------------      ----------------------        ---------------------
Ernest J. Sewell         Pressley A. Ridgill           Michael W. Shelton
President and            Executive Vice President and  Senior Vice President and
Chief Executive Officer  Chief Operating Oficer        Chief Financial Officer

March 6, 2002


FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
---------------------------

December 31, 2001 and 2000
(Dollars in thousands, except share data)


                                                                                     2001         2000
                                                                                   --------     --------
ASSETS
Cash and due from banks                                                            $ 23,673     $ 15,952
Investment securities:
     Available for sale                                                             123,597      145,738
     Federal Home Loan Bank and Federal Reserve Bank Stock                            3,967        3,967
Loans, net of allowance for credit losses of $6,731 in 2001 and $6,311 in 2000      528,614      494,326
Premises and equipment, net                                                          11,381       12,046
Accrued income and other assets                                                      13,593       13,875
                                                                                   --------     --------
          Total assets                                                             $704,825     $685,904
                                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                           $ 58,831     $ 54,434
     Interest-bearing                                                               527,929      515,017
                                                                                   --------     --------
          Total deposits                                                            586,760      569,451
Federal funds purchased and retail repurchase agreements                             19,677       12,537
Other borrowings                                                                     30,000       41,000
Accrued expenses and other liabilities                                                5,680        6,524
                                                                                   --------     --------
          Total liabilities                                                         642,117      629,512
                                                                                   --------     --------

Commitments and Contingent Liabilities: See Note 17.

Shareholders' equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued               --           --
Common stock, $1.00 par value;
     Authorized - 40,000,000 shares; Outstanding -
     4,568,907 in 2001 and 4,488,259 in 2000                                          4,569        4,488
Paid-in capital                                                                      26,465       25,723
Retained earnings                                                                    30,178       26,028
Accumulated other comprehensive income                                                1,496          153
                                                                                   --------     --------
          Total shareholders' equity                                                 62,708       56,392

                                                                                   --------     --------
          Total liabilities and shareholders' equity                               $704,825     $685,904
                                                                                   ========     ========


See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
----------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999 (Dollars in thousands, except per share data)


                                                             2001        2000          1999
                                                          --------     --------     --------
 Interest income
    Loans                                                $ 43,069     $ 43,588     $ 34,339
     Federal funds sold and overnight deposits                 317          423          226
     Investment securities
          Taxable                                            7,916        7,084        7,396
          Tax exempt                                           735          747          367
     Other                                                     297          334          205
                                                          --------     --------     --------
               Total interest income                        52,334       52,176       42,533
                                                          --------     --------     --------
Interest expense
     Deposits                                               28,261       25,808       20,191
     Federal funds purchased and other borrowings            2,368        3,709        1,915
                                                          --------     --------     --------
               Total interest expense                       30,629       29,517       22,106
                                                          --------     --------     --------
Net interest income                                         21,705       22,659       20,427
Provision for credit losses                                  1,278        2,525        1,401
                                                          --------     --------     --------
Net interest income after provision for credit losses       20,427       20,134       19,026
                                                          --------     --------     --------
Other income
     Service charges on deposit accounts                     2,180        2,072        1,793
     Other service charges and fees                            650          455          371
     Bankcard fees                                             157          231          521
     Net gain on sales of loans                                 --           73          174
     Net gain on securities available for sale               1,753           60          118
                                                          --------     --------     --------
               Total other operating income                  4,740        2,891        2,977
                                                          --------     --------     --------
Other expenses
     Salaries and employee benefits                          9,281        8,699        8,174
     Occupancy expense                                       1,033          871          771
     Furniture and equipment expense                         1,844        1,507        1,280
     Insurance expense, including FDIC assessment              186          250          108
     Marketing expense                                         241          447          352
     Printing and supply expense                               376          308          346
     Bankcard processing                                        65          155          412
     Merger related costs                                       --           --          675
     Other expenses                                          2,812        3,863        3,075
                                                          --------     --------     --------
               Total other expenses                         15,838       16,100       15,193
                                                          --------     --------     --------
Income before income taxes                                   9,329        6,925        6,810
Income tax expense                                           2,851        2,323        2,562
                                                          --------     --------     --------
Net income                                                   6,478        4,602        4,248
Other comprehensive income (loss)                            1,343        3,013       (3,560)
                                                          --------     --------     --------
Comprehensive income                                      $  7,821     $  7,615     $    688
                                                          ========     ========     ========
Net income per share, basic                               $   1.43     $   1.03     $   0.95
                                                          ========     ========     ========
Net income per share, diluted                             $   1.41     $   1.02     $   0.93
                                                          ========     ========     ========


See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
----------------------------------------------------------

Years ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

                                                                  2001          2000          1999
                                                                --------      --------      --------
Common stock
     Balance at beginning of year                               $  4,488      $  4,479      $  4,544
     Stock repurchase                                                 --            --          (119)
     Stock issuance                                                   --             3            --
     Dividend reinvestment plan                                        4             2            23
     Exercise of stock options                                        77             3            17
     Employee 401(k) plan                                             --             1            14
                                                                --------      --------      --------
     Balance at end of year                                        4,569         4,488         4,479
                                                                --------      --------      --------

Paid-in capital
     Balance at beginning of year                                 25,723        25,653        27,140
     Stock repurchase                                                 --            --        (1,965)
     Stock issuance                                                   --            (3)           --
     Dividend reinvestment plan                                       34            28           224
     Exercise of stock options                                       708            40            79
     Employee 401(k) plan                                             --             5           175
                                                                --------      --------      --------
     Balance at end of year                                       26,465        25,723        25,653
                                                                --------      --------      --------

Retained earnings
     Balance at beginning of year                                 26,028        23,458        21,247
     Net income                                                    6,478         4,602         4,248
     Cash dividends paid ($0.51 per share in 2001, $0.45 in
          2000, and $0.46 in 1999)                                (2,328)       (2,032)       (2,037)
                                                                --------      --------      --------
     Balance at end of year                                       30,178        26,028        23,458
                                                                --------      --------      --------

Accumulated other comprehensive income
     Balance at beginning of year                                    153        (2,860)          700
     Other comprehensive income                                    1,343         3,013        (3,560)
                                                                --------      --------      --------
     Balance at end of year                                        1,496           153        (2,860)
                                                                --------      --------      --------
               Total shareholders' equity                       $ 62,708      $ 56,392      $ 50,730
                                                                ========      ========      ========


See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
-------------------------------------

Years ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

                                                                                              2001          2000            1999
                                                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                                          $  52,467      $  49,796      $  42,215
Fees and commission received                                                                   4,245          3,827          3,807
Interest paid                                                                                (31,742)       (28,030)       (22,208)
Noninterest expense paid                                                                     (15,029)       (14,474)       (14,614)
Income taxes paid                                                                             (2,657)        (3,580)        (2,862)
Funding of loans held for sale                                                               (18,766)        (4,366)        (4,010)
Proceeds from sales of loans held for sale                                                    18,426          4,408          3,831
                                                                                           ---------      ---------      ---------
          Net cash provided by operating activities                                            6,944          7,581          6,159
                                                                                           ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and calls of securities available for sale                               154,383          6,337         61,611
Proceeds from maturities of securities available for sale                                     20,625            588         19,245
Purchase of securities                                                                      (149,402)       (19,673)       (62,691)
Capital expenditures                                                                            (708)        (3,661)        (1,481)
(Increase) decrease in other real estate owned                                                 1,154           (473)         1,110
Net (increase) decrease in loans                                                             (37,219)       (88,830)       (52,015)
                                                                                           ---------      ---------      ---------
          Net cash used in investing activities                                              (11,167)      (105,712)       (34,221)
                                                                                           ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and interest checking accounts                     14,679         (3,449)         8,214
Net increase in time deposits                                                                  2,630         88,658         16,433
Net increase (decrease) in other borrowings                                                  (11,000)         9,500         14,000
Net increase (decrease) in federal funds purchased and retail repurchase agreements            7,140         (3,062)         1,667
Repurchase of common stock                                                                        --             --         (2,084)
Proceeds from issuance of common stock                                                           823             77            532
Dividends paid                                                                                (2,328)        (2,032)        (2,037)
                                                                                           ---------      ---------      ---------
          Net cash provided by financing activities                                           11,944         89,692         36,725
                                                                                           ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents                                           7,721         (8,439)         8,663
Cash and cash equivalents, beginning of year                                                  15,952         24,391         15,728
                                                                                           ---------      ---------      ---------
Cash and cash equivalents, end of year                                                     $  23,673      $  15,952      $  24,391
                                                                                           =========      =========      =========
Supplemental disclosure of non-cash transactions
Non-interest transfers from loans to other real estate                                     $   2,854      $     986      $     192
                                                                                           =========      =========      =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                                                                 $   6,478      $   4,602      $   4,248
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses                                                               1,278          2,525          1,401
     Depreciation                                                                              1,388          1,139            978
     Accretion and amortization                                                                  455            477            494
     (Gain) loss on sale of securities available for sale                                     (1,753)           (60)          (118)
     (Gain) loss on other assets                                                                  --            (73)          (174)
     Funding of loans held for sale                                                          (18,766)        (4,366)        (4,010)
     Proceeds from sales of loans held for sale                                               18,426          4,408          3,831
     (Decrease) increase in accrued income and other assets                                      282         (1,247)        (1,751)
     Increase (decrease) in accrued expenses and other liabilities                              (844)           176          1,260
                                                                                           ---------      ---------      ---------
          Net cash provided by operating activities                                        $   6,944      $   7,581      $   6,159
                                                                                           =========      =========      =========

See notes to consolidated financial statements

NB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
------------------------------------------

December 31, 2001, 2000 and 1999

Note 1 - Summary of significant accounting policies

      Principles of consolidation

           The accompanying consolidated financial statements include the accounts of FNB Financial Services Corporation (the "Company") and its wholly-owned subsidiary FNB Southeast (the "Subsidiary Bank") and FNB Southeast Mortgage Corporation, and FNB Southeast Investment Services, Inc., both are wholly-owned subsidiaries of FNB Southeast. All significant intercompany balances and transactions have been eliminated in consolidation.

     Nature of operations

           FNB Southeast provides a variety of financial services to individual and corporate customers through its thirteen full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Subsidiary Bank's North Carolina customers are located in Rockingham, Guilford, and New Hanover Counties. The Subsidiary Bank also provides a variety of financial services to customers through its four full-service branches in Norton, Harrisonburg, Richlands, and Pennington Gap, Virginia. A majority of the Subsidiary Bank's Virginia customers are located in Wise, Tazewell, Russell, Lee, Rockingham, and Augusta Counties. FNB Southeast's primary deposit products are interest-bearing checking accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

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

     Cash and cash equivalents

           Cash and cash equivalents include cash and due from banks and interest-bearing bank deposits. Cash and cash equivalents are defined as cash and short-term investments with maturities of three months or less.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

     Investment securities

           The Company classifies its investment securities at the time of purchase into three categories as follows:

               -    Held to Maturity - reported at amortized cost,

               - Trading - reported at fair value with unrealized gains and losses included in earnings, or

               - Available for Sale - reported at fair value with unrealized gains and losses reported in other comprehensive income.

           As of December 31, 2001 and 2000, the Company had available for sale securities of approximately $123,597,000 and $145,738,000, respectively. Other securities, which are carried at cost, include stock in the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"). The Company is required to maintain certain levels of FRB and FHLB stock based on various criteria established by the individual issuer. Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using the level yield method.

       Loans

           Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are generally placed on non-accrual status when contractual payment becomes 90 days past due. Interest income is subsequently recognized only to the extent cash payments are received. Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

     Loan origination fees and costs

           Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

     Allowance for credit losses

           The Company's allowance for credit losses is based on management's best estimate of probable loan losses incurred as of the balance sheet date. Factors impacting estimated probable loan losses include credit quality trends, past loan loss experience, current economic conditions, and loan volume among loan categories.

           While management uses the best available information to establish the allowance for credit losses, future additions to the allowance may be necessary based on the factors cited above. In addition, the allowance is reviewed by regulatory agencies as an integral part of their examination processes. Such agencies may require the Company to recognize changes to the allowance based on their judgements about information available to them at the time of their examination.

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

     Premises and equipment

           Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives of buildings are estimated at 20 to 40 years and equipment are 3 to 10 years.

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

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

     Mortgage servicing assets

           Mortgage servicing assets are included in other assets of the balance sheet. The allocated cost of originated mortgage servicing rights are capitalized and amortized over the estimated lives of the related loans.

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

           The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principles.

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

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

           Based on the Company's operations as of December 31, 2001, none of these standards had a material effect on the Company's financial statements.

      Reclassification

           Certain items for 1999 and 2000 have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

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

Note 3 - Restriction on cash and due from banks

           The Subsidiary Bank maintains average required reserve balances with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2001 and 2000 were $512,000 and $339,000, respectively.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

Note 4 - Investment securities

           Investment securities at December 31 consist of the following:

                                                          Gross       Gross      Estimated
                                           Amortized   Unrealized   Unrealized      Fair
                                             Cost         Gains       Losses        Value
                                           --------     --------     --------     --------
                                                              (In thousands)
2001:
Available for sale:
     U.S. government agency securities     $104,039     $  1,993     $     --     $106,032
     Mortgage backed securities               8,477          151           --        8,628
     State and municipal obligations          8,325          303           --        8,628
     Other                                      304            5           --          309
                                           --------     --------     --------     --------
     Total available for sale               121,145        2,452           --      123,597
Federal Home Loan Bank and Federal
     Reserve Bank stock                       3,967           --           --        3,967
                                           --------     --------     --------     --------
          Total investment securities      $125,112     $  2,452     $     --     $127,564
                                           ========     ========     ========     ========

2000:
Available for sale:
     U.S. Treasury                         $    200     $     --     $     --     $    200
     U.S. government agency securities      119,579           --          505      119,074
     Mortgage backed securities               8,280           --           53        8,227
     State and municipal obligations         16,097          831           --       16,928
     Other                                    1,331           --           22        1,309
                                           --------     --------     --------     --------
     Total available for sale               145,487          831          580      145,738
Federal Home Loan Bank and Federal
     Reserve Bank stock                       3,967           --           --        3,967
                                           --------     --------     --------     --------
          Total investment securities      $149,454     $    831     $    580     $149,705
                                           ========     ========     ========     ========


           The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Amortized        Estimated
                                                         Cost          Fair Value
                                                       --------        ---------
                                                             (In thousands)
Due in one year or less                                $    145         $    146
Due after one through five years                         38,427           39,002
Due after five through ten years                         76,844           78,562
Due after ten years                                       5,729            5,887
                                                       --------         --------
     Total debt securities                             $121,145         $123,597
                                                       ========         ========

                                       53

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

           Proceeds from the sale of investment securities available for sale, gross realized gains, and gross realized losses for the years ended December 31 were as follows:


                                             2001           2000           1999
                                           -------        -------        -------
                                                     (In thousands)
Proceeds from sales                        $70,469        $ 6,277        $60,805
Gross realized gains                         1,771             98            178
Gross realized losses                           18             38             60

           At December 31, 2001, and 2000, investment securities with a carrying value of approximately $73,300,000 and $80,427,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 5 - Loans (net of unearned income)

           Major classifications of loans at December 31, are as follows:


                                                          2001            2000
                                                        --------        --------
                                                            (In thousands)
Commercial, financial and agricultural                  $ 90,858        $ 74,981
Consumer                                                  89,943          89,099
Real estate:
     Residential mortgage                                129,212         150,113
     Commercial mortgage                                 168,419         119,584
     Construction                                         55,861          66,148
                                                        --------        --------
Subtotal loans                                           534,293         499,925
Loans held for sale                                        1,052             712
                                                        --------        --------
               Gross loans                              $535,345        $500,637
                                                        ========        ========

           A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Generally, a loan will be considered impaired if it exhibits the same level of underlying weakness and probability of loss as loans classified doubtful or loss.

           The impairment evaluation compares the recorded book value of the loan, or loan relationship, to the present value of the expected future principal, interest and collateral value (if applicable) cash flows. The expected cash flows are discounted at the contractual interest rate for the individual note. A specific reserve is established if the present value of expected future cash flows is less than the recorded book value of the loan.

           At December 31, 2001 and 2000, the recorded investment in loans considered impaired was approximately $6,857,000 and $3,222,000, respectively. The related allowance for credit losses on these impaired loans was approximately $1,748,000 and $901,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $6,451,000, $2,892,000,and $1,611,000 respectively.

           The amount of gross interest that would have been recorded if nonperforming loans had been performing in accordance with their terms was approximately $203,000, $371,000 and $59,000 for 2001, 2000, and 1999,
respectively. The amount of foregone interest income was approximately $114,000, $331,000 and $15,000 for 2001, 2000 and 1999, respectively.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

           The amount of potential problem loans totaled $6,857,000 at December 31, 2001. These loans are considered impaired by the Company. There are no other identified potential problem loans at December 31, 2001.

           Mortgage loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at December 31, 2001 and 2000 were $19,961,000 and $24,459,000, respectively. Mortgage loans serviced for other investors at December 31, 2001 and 2000, were $428,000 and $1,580,000, respectively.

           Certain 1 to 4 family residential mortgage loans are held as collateral under a blanket floating lien to secure a portion of the Subsidiary Bank's borrowings (see Note 9).

Note 6 - Allowance for credit losses

           Changes in the allowance for credit losses for the years ended December 31 were as follows:

                                         2001           2000           1999
                                       -------        -------        -------
                                                    (In thousands)
      Balance at beginning of year     $ 6,311      $ 4,436      $ 3,452
      Provision for credit losses        1,278        2,525        1,401
      Recoveries                           143          154           95
      Losses charged off                (1,001)        (804)        (512)
                                       -------      -------      -------
      Balance at end of year           $ 6,731      $ 6,311      $ 4,436
                                       =======      =======      =======

Note 7 - Premises and equipment

           Premises and equipment at December 31 is summarized as follows:

                                                          2001       2000
                                                        -------     -------
                                                           (In thousands)

     Land                                               $ 2,859     $ 2,788
     Building and leasehold improvements                  7,107       7,144
     Equipment                                           10,476       9,802
                                                        -------     -------
     Subtotal                                            20,442      19,734
     Less accumulated depreciation and amortization       9,061       7,688
                                                        -------     -------
          Total premises and equipment, net             $11,381     $12,046
                                                        =======     =======

Note 8 - Deposits

           The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $224,532,000 and $206,766,000 in 2001 and 2000, respectively. The table below presents the scheduled maturities of time deposits at December 31, 2001.

          Year ending December 31,                        (In thousands)
          ------------------------                        -------------

         2002.......................................        $  340,534
         2003.......................................            53,923
         2004.......................................            20,234
         2005.......................................            17,013
         2006.......................................             2,463
         Thereafter.................................               723
                                                             ---------

              Total time deposits...................         $ 434,890
                                                             =========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

Note 9 - Federal funds purchased, retail repurchase agreements and other borrowings

           The following is a schedule of federal funds purchased, securities sold under repurchase agreements and FHLB borrowings:

                                                                                                            Maximum
                                                  Balance        Interest Rate               Average     Outstanding at
                                                    as of           as of          Average    Interest       Any
                                                 December 31     December 31       Balance      Rate       Month-end
                                                 -----------     -----------       -------      ----       ---------
                                                                   (In thousands, except percentages)
2001
Federal funds purchased and securities
     sold under agreements to repurchase          $  19,677         1.88%         $ 13,235      4.07%     $   23,740
FHLB borrowings..........................            30,000         3.02%           34,382      5.32%         41,000
                                                  ---------                       --------                ----------
          Total.................................. $  49,677                       $ 47,617                 $  64,740
                                                  =========                       ========                ==========

2000
Federal funds purchased and securities
     sold under agreements to repurchase          $  12,537         6.31%         $ 11,728      5.90%     $   19,312
FHLB borrowings..........................            41,000         6.73%           45,634      6.61%         52,500
                                                  ---------                       --------                ----------
          Total.................................. $  53,537                       $ 57,362                $   71,812
                                                  =========                       ========                ==========


           At December 31, 2001, the Subsidiary Bank had an approximately $115 million line of credit with the FHLB under which $30.0 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans. The outstanding amounts consist of $15.0 million maturing in 2002, $5.0 million maturing in 2003, and $10.0 million maturing in 2011. The borrowing maturing in 2011 has a one-time call feature in 2006 and may be converted to a floating rate based on the three month LIBOR rate.

           Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Subsidiary Bank. Securities sold under agreement to repurchase represent short-term borrowings by the Subsidiary Bank, with overnight maturities collateralized by securities of the United States government or its agencies.

Note 10 - Income taxes

           The components of income tax expense for the years ended December 31 are as follows:

                                               2001         2000          1999
                                              -------      -------      -------
                                                      (In thousands)
Current tax expense
     Federal                                  $ 3,373      $ 2,996      $ 2,928
     State                                         96           53           92
                                              -------      -------      -------
               Total current                    3,469        3,049        3,020
                                              -------      -------      -------
Deferred tax expense (benefit)
     Federal                                     (539)        (633)        (399)
     State                                        (79)         (93)         (59)
                                              -------      -------      -------
               Total deferred                    (618)        (726)        (458)
                                              -------      -------      -------
               Total income tax expense       $ 2,851      $ 2,323      $ 2,562
                                              =======      =======      =======


FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

           The sources of deferred tax assets and liabilities and the tax effect of each at December 31 are as follows:

                                                              2001        2000
                                                             ------     ------
                                                              (In thousands)
  Deferred tax assets:
    Allowance for credit losses                              $2,489     $2,193
    Non-qualified deferred compensation plans                   888        657
    Other                                                        52         52
                                                             ------     ------
                  Total                                       3,429      2,902
  Deferred tax liabilities:
    Depreciable basis of property and equipment                 234        324
    Net unrealized gain on securities available for sale        956         98
    Deferred loan fees                                          281        281
    Other                                                        82         83
                                                             ------     ------
                 Total                                        1,553        786
                                                             ------     ------
  Net deferred tax assets (liabilities)                      $1,876     $2,116
                                                             ======     ======

           There is no valuation allowance for deferred tax assets as management believes that realization of the deferred tax assets is more likely than not based upon the Company's history of taxable income and estimates of future taxable income.

           The provision for income taxes differs from that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                     2001          2000         1999
                                                    -------      -------      -------
                                                             (In thousands)
Tax based on statutory rates                        $ 3,172      $ 2,354      $ 2,315
Increase (decrease) resulting from:
     Effect of tax-exempt income                       (228)        (209)        (136)
     State income taxes, net of federal benefit          11          (35)          22
     Disallowed merger cost                              --           --          230
     Other, net                                        (104)         213          131
                                                    -------      -------      -------
     Total provision for income taxes               $ 2,851      $ 2,323      $ 2,562
                                                    =======      =======      =======


Note 11 - Lease commitments

           The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2001, are as follows:



           Year Ending December 31                         (In thousands)
           -----------------------                         -------------


           2002.......................................      $      289
           2003.......................................             274
           2004.......................................             246
           2005.......................................             240
           2006.......................................             240
           Thereafter.................................             543
                                                            ----------
               Total lease commitments................      $    1,832
                                                            ==========


           Rental expense was $401,000 in 2001, $350,000 in 2000,and $271,000 in
1999.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

Note 12 - Related party transactions

           The Subsidiary Bank had loans outstanding to principal officers and directors and their affiliated companies during each of the past three years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility. The following table summarizes the transactions for the past three years.


                                    2001             2000             1999
                                -----------      -----------      -----------
 Balance, beginning of year     $ 3,716,000      $ 4,451,000      $ 3,723,000
 Advances during year             4,184,000        1,442,000        1,995,000
 Repayments during year          (3,274,000)      (2,177,000)      (1,267,000)
                                -----------      -----------      -----------
 Balance, end of year           $ 4,626,000      $ 3,716,000      $ 4,451,000
                                ===========      ===========      ===========


Note 13 - Stock -based compensation

           The Company can provide compensation to directors, employees and third parties through stock grants or options. The Company did not issue stock grants during 2001, 2000 or 1999.

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


                                                2001                         2000                              1999
                                    ---------------------------     ------------------------       ---------------------------------
                                                 Weighted Avg.                Weighted Avg.                     Weighted Avg.
                                     Options     Exercise Price     Options   Exercise Price       Options      Exercise Price
                                     -------     --------------     -------   --------------       -------      --------------
 Outstanding -
    Beginning of year               798,084      $   14.34          798,661     $   14.33          633,215      $   14.55
     Granted                         126,000          12.80          13,350          11.24          206,850          13.38
     Exercised                       (84,532)         10.11          (7,427)          7.11          (27,220)          9.44
     Forfeited                       (26,199)         17.01          (6,500)         14.96          (14,184)         15.40
                                     -------                        -------                         -------
Outstanding - End
     of year                         813,353      $   14.46         798,084      $   14.34          798,661      $   14.33
                                     =======                        =======                         =======


Exercisable - End
     of year                         563,753      $   14.65         570,292      $   13.51          422,006      $   12.56
Weighted average
     fair value of
     Options granted
     During the year               $   4.08                        $   2.92                        $   4.05


FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

The following is a summary of information on outstanding and exercisable options at December 31, 2001:


                                                   Options Outstanding                                Options Exercisable
--------------------------------------------------------------------------------------------    ----------------------------------
                                                  Weighted Average                                                  Weighted
      Range of                                  Remaining Contractual        Weighted Average                        Average
  Exercise Prices                  Number              Life (Years)          Exercise Price      Number           Exercise Price
  ---------------                  ------              ------------          --------------      ------           --------------
      $ 6.75 - 12.52              386,322               6.52                 $ 10.76             281,285          $ 10.34
      $12.94 - 25.50              427,031               7.14                   17.80             282,468            18.95
                                  ------                                                         -------
                                  813,353                                                        563,753
                                  =======                                                        =======


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


                                                 2001              2000               1999
                                             -------------     ------------      -------------

Net income - as reported                     $   6,478,000     $   4,602,000     $   4,248,000
Net income - pro forma                           5,956,000         4,064,000         3,462,000
Basic net income per share - as reported              1.43              1.03              0.95
Basic net income per share - pro forma                1.32              0.91              0.78


           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2001, 2000, and 1999: dividend yield of 3.90% for 2001, 4.75% for 2000, and 3.20% for 1999; expected volatility of 42.0% for 2001, 33.0%
for 2000, and 29.0% for 1999; risk free interest rates of 4.92% for 2001, 5.85% for 2000, and 6.25% for 1999, and expected lives of seven years for all years.

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

           Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company's other comprehensive income. Other comprehensive income (loss) at December 31 consists of the following:

                                                                          2001         2000        1999
                                                                         -------     -------     -------
                                                                                (In thousands)
Unrealized holding gains (losses) arising during the year                $ 3,954     $ 4,999     $(5,717)
Reclassification adjustment for gains included in net income               1,753          60         118
                                                                         -------     -------     -------
Other comprehensive income (loss) before tax                               2,201       4,939      (5,835)
Income tax expense (benefit) related to other comprehensive income .         858       1,926      (2,275)
                                                                         -------     -------     -------
Other comprehensive income (loss)                                        $ 1,343     $ 3,013     $(3,560)
                                                                         =======     =======     =======


Note 15 - Net income per share

           The following is a reconciliation of the numerator and denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:


                                                       For the year ended December 31, 2001
                                                    ----------------------------------------
                                                                     Weighted
                                                                     Average
                                                      Income      Common Shares    Per-Share
                                                    (Numerator)   (Denominator)      Amount
                                                    -----------   -------------      ------
Net income per share of common stock:
     Income available to common shareholders         $6,478,000      4,527,823     $   1.43
                                                                                   ========
Effect of dilutive securities:
     Stock options                                           --         69,779
                                                     ----------      ---------
Net income per share of common stock - assuming
     dilution:
     Income available to common shareholders and
          assumed conversion                         $6,478,000      4,597,602     $   1.41
                                                     ==========     ==========     ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

                                                                For the year ended December 31, 2000
                                                              ----------------------------------------
                                                                              Weighted
                                                                               Average
                                                                Income      Common Shares    Per-Share
                                                              (Numerator)   (Denominator)      Amount
                                                              -----------   -------------    ---------
Net income per share of common stock:
     Income available to common shareholders                   $4,602,000      4,483,950     $   1.03
                                                                                             ========
Effect of dilutive securities:
     Stock options                                                     --         36,488
                                                               ----------     ----------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion                              $4,602,000      4,520,438     $   1.02
                                                               ==========     ==========     ========


                                                                For the year ended December 31, 1999
                                                              ----------------------------------------
                                                                              Weighted
                                                                               Average
                                                                Income      Common Shares    Per-Share
                                                              (Numerator)   (Denominator)      Amount
                                                              -----------   -------------    ---------
Net income per share of common stock:
     Income available to common shareholders                   $4,248,000      4,464,138     $   0.95
                                                                                             ========
Effect of dilutive securities:
     Stock options                                                     --         87,379
                                                               ----------     ----------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion                              $4,248,000      4,551,517     $   0.93
                                                               ==========     ==========     ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

Note 16 - FNB Financial Services Corporation (Parent Company)

           The parent company's principal asset is its investment in its subsidiary, FNB Southeast. The principal source of income of the parent company is dividends received from its subsidiary.

                                                                            2001         2000           1999
                                                                          --------      --------      --------
Condensed balance sheets                                                             (In thousands)
Assets
     Cash and due from banks                                              $    818      $    410      $    982
     Securities                                                                 11            11            12
     Investment in wholly-owned subsidiary                                  60,478        55,685        49,630
     Other assets                                                            1,401           286           106
                                                                          --------      --------      --------
     Total assets                                                         $ 62,708      $ 56,392      $ 50,730
                                                                          ========      ========      ========
Shareholders' equity and other liabilities                                $ 62,708      $ 56,392      $ 50,730
                                                                          ========      ========      ========
Condensed statements of income
Dividends from subsidiary                                                 $  3,044      $  1,633      $  1,808
Management fees                                                                240           180            85
Gain on sale of securities                                                      --            62            --
Other expenses                                                                (277)         (244)         (540)
                                                                          --------      --------      --------
Income before tax benefit                                                    3,007         1,631         1,353
Income tax benefit                                                              10             1            14
                                                                          --------      --------      --------
Income before equity in undistributed net income of subsidiary               3,017         1,632         1,367
Equity in undistributed net income of subsidiary                             3,461         2,970         2,881
                                                                          --------      --------      --------
Net income                                                                $  6,478      $  4,602      $  4,248
                                                                          ========      ========      ========

Condensed statements of cash flows
Cash flows from operating activities
     Dividends received from subsidiary                                   $  3,044      $  1,633      $  1,808
     Management fees received                                                  240           180            10
     Cash paid for franchise tax, registration cost, acquisition cost
     and other                                                                (267)         (181)         (451)
     (Increase) in other assets                                             (1,115)         (180)          (17)
                                                                          --------      --------      --------
          Net cash provided by operating activities                          1,902         1,452         1,350
                                                                          --------      --------      --------

Cash flows from investing activities
     Investment in subsidiary                                                   11          (134)        2,163
     Proceeds from sale of securities                                           --            63            --
                                                                          --------      --------      --------
          Net cash provided (used in) by investing activities                   11           (71)        2,163
                                                                          --------      --------      --------

Cash flows from financing activities
     Repurchase of common stock                                                 --            --        (2,084)
     Dividends paid, net of DRIP                                            (2,290)       (2,002)       (1,790)
     Proceeds from employee 401(k)                                              --             6           189
     Exercise of stock options                                                 785            43            96
                                                                          --------      --------      --------
          Net cash (used in) financing activities                           (1,505)       (1,953)       (3,589)
                                                                          --------      --------      --------

Increase (decrease) in cash                                                    408          (572)          (76)
Cash at beginning of year                                                      410           982         1,058
                                                                          --------      --------      --------
Cash at end of year                                                       $    818      $    410      $    982
                                                                          ========      ========      ========
Reconciliation of net income to cash provided by operating activities
Net income                                                                   6,478      $  4,602      $  4,248
     Adjustments to reconcile net income to net cash provided
          by operating activities
          (Increase) decrease in other assets                               (1,115)         (180)          (17)
          Equity in undistributed net income of subsidiary                  (3,461)       (2,970)       (2,881)
                                                                          --------      --------      --------
Net cash provided by operating activities                                 $  1,902      $  1,452      $  1,350
                                                                          ========      ========      ========

                                       62

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

                                                             Contract or
                                                            Notional Amount
                                                         -------------------
                                                          2001         2000
                                                         -------    --------
                                                            (In thousands)
   Commitments to extend credit                          $78,139     $77,589
   Standby letters of credit                                 376         179
                                                         -------     -------
        Total commitments and contingent liabilities     $78,515     $77,768
                                                         =======     =======

           The Subsidiary Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Subsidiary Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 18 - Employee benefit plans

           The Company's non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in the Company's pension obligations, assets and funded status for the years ended December 31, 2001 and 2000, and the assumptions and components of net periodic pension cost for the two years in the period ended December 31, 2001.

                                                             2001          2000
                                                           -------       -------
                                                              (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year                    $ 3,737       $ 3,580
Service cost                                                   328           295
Interest cost                                                  325           247
Actuarial loss                                                 839          (238)
Benefits paid                                                 (656)         (147)
                                                           -------       -------
Benefit obligation at end of year                            4,573         3,737
                                                           -------       -------
Change in plan assets
Fair value of plan assets at beginning of year               2,938         3,139
Actual return on plan assets                                  (256)          (54)
Employer contribution                                          316             0
Benefits paid                                                 (656)         (147)
                                                           -------       -------
Fair value of plan assets at end of year                     2,341         2,938
                                                           -------       -------
Plan assets less than projected benefit obligation          (2,232)         (799)
Funded status
Unrecognized net actuarial (gain) loss                       1,525           160
Unrecognized prior service charge                               87           100
                                                           -------       -------
Pension liability                                          $  (620)      $  (539)
                                                           =======       =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

                                                              2001          2000
                                                           -------       -------
Weighted-average assumptions
Discount rate                                                 7.25%         7.50%
Expected return on plan assets                                9.00%         8.00%
Rate of compensation increase                                 5.00%         5.00%
Components of net periodic pension cost
Service cost                                               $   328       $   295
Interest cost                                                  324           246
Expected return on plan assets                                (294)         (251)
Amortization of prior service cost                              39            13
                                                           -------       -------
Net periodic pension cost                                  $   397       $   303
                                                           =======       =======

           The Company has a Supplemental Executive Retirement Plan ("SERP") which allows the Company to supplement the level of certain executives' retirement income over that which is obtainable through the tax-qualified retirement plan. Contributions to the SERP totaled $232,000 for 2001, $205,000 for 2000, and $229,000 for 1999.

           The Subsidiary Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Subsidiary Bank matching a portion of each employee's contribution. The Subsidiary Bank's contributions were $130,000, $117,000, and $171,000 for 2001, 2000 and 1999,
respectively.

           A deferred compensation plan allows the directors and certain senior officers of the Company and the Subsidiary Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Subsidiary Bank. Each director elects annually to either receive that year's compensation currently or to defer receipt until their death, disability or retirement as a director. Each officer elects annually to either receive that year's compensation currently or to defer receipt of a portion of their compensation until their death, disability or retirement as an officer. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. No liability exists as of December 31, 2001 and 2000.

Note 19 - Regulatory matters

           The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from its banking subsidiary. The Subsidiary Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2001, the Subsidiary Bank had undivided profits of approximately $30.4 million.

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

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued
------------------------------------------------------

           Quantitative measures established by regulation to ensure capital adequacy require the Subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001, that the Subsidiary Bank meets all capital adequacy requirements to which they are subject.

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

                                                                                             To Be Well
(In thousands, except  percentages)                                     For Capital       Capitalized Under
                                                                          Adequacy        Prompt Corrective
                                                     Actual               Purposes        Action Provisions
                                               -------------------     ---------------    -----------------
                                               Amount        Ratio     Amount    Ratio    Amount      Ratio
                                               ------        -----     ------    -----    ------      -----
                                                           (In thousands, except for percentages)
December 31, 2001
  Total Capital (To Risk Weighted Assets)
     Consolidated                              $67,468        12.8%    42,058     8.0%     $ N/A
     Subsidiary Bank                            65,221        12.4     41,944     8.0      52,430    10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated                               60,888        11.6     21,029     4.0      N/A
     Subsidiary Bank                            58,658        11.2     20,972     4.0      31,458     6.0
  Tier 1 Capital (To Average Assets)
     Consolidated                               60,888         8.6     28,205     4.0      N/A
     Subsidiary Bank                            58,658         8.3     28,155     4.0      35,256     5.0

December 31, 2000

  Total Capital (To Risk Weighted Assets)
     Consolidated                              $62,028        12.5%   $39,609     8.0%     $ N/A
     Subsidiary Bank                            61,319        12.4     39,586     8.0      49,483     10.0%

  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated                               55,841        11.3     19,805     4.0      N/A
     Subsidiary Bank                            55,132        11.1     19,793     4.0      29,690      6.0
  Tier 1 Capital (To Average Assets)
     Consolidated                               55,841         8.2     27,215     4.0      N/A
     Subsidiary Bank                            55,132         8.1     27,203     4.0      34,004      5.0

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

           The estimated fair values of financial instruments at December 31 are as follows:

                                                         2001                        2000

                                                  ---------------------      -----------------------
                                                  Carrying   Estimated       Carrying    Estimated
                                                    Value    Fair Value        Value     Fair Value
                                                    -----    ----------        -----     ----------
                                                                  (In thousands)
Financial assets:
Cash and cash equivalents                         $ 23,673     $ 23,673     $ 15,952     $ 15,952
Investment securities
    Available for sale                             123,597      123,597      145,738      145,738
    Other equity securities                          3,967        3,967        3,967        3,967
Loans held for sale                                  1,052        1,052          712          712
Loans                                              534,293      536,291      499,925      495,003
Financial liabilities:
Deposits                                           586,760      598,187      569,451      572,423
Federal funds purchased and retail repurchase
     agreements                                     19,677       19,677       12,537       12,537
Other borrowings                                    30,000       29,587       41,000       40,997

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

           Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2002.

Item 11.   Executive Compensation

           Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2021.

Item 13.   Certain Relationships and Related Transactions

           Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2002.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

              Financial Statements                               Form 10-K Page
              --------------------                               --------------

Report of Independent Accountants..................................   41

Consolidated Balance Sheets as of December 31, 2001 and 2000.......   43

Consolidated Statements of Income and Comprehensive Income for
the years ended December 31, 2001, 2000 and 1999...................   44

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2001, 2000 and 1999...................   45

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001, 2000 and 1999..................................   46

Notes to Consolidated Financial Statements.........................   47-67

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

   Exhibit No.      Description
   -----------      -----------

     3.01 (1)       Amended and Restated Articles of Incorporation.
     3.02 (1)       Bylaws of Company, as amended.
     4.01 (1)       Specimen Common Stock Certificate.
    10.01 (3)       Stock Compensation Plan of the Registrant approved April 11,
                    1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
    10.02 (4)       Omnibus Equity Compensation Plan of the Registrant.
    10.03 (5)       Severance Policy for Senior Officers of the Registrant
                    (employed for five years or more).
    10.04 (6)       Revised Severance Plan for Senior Officers of the Registrant
                    (employed for five years or more).
    10.05 (4)       Severance Policy for Senior Officers of the Registrant
                    (employed for less than five years).
    10.07 (8)       Benefit Equivalency Plan of the Registrant effective
                    January 1, 1994.
    10.08 (8)       Annual Management Incentive Plan of the Registrant.
    10.09 (8)       Long Term Incentive Plan of the Registrant.
    10.10 (8)       Employment Agreement dated May 18, 1995, between the
                    Registrant, as employer, and Ernest J. Sewell, President and
                    Chief Executive Officer of the Registrant.
    10.11 (9)       Split-Dollar Agreement dated January 27, 1995, between the
                    Registrant and Ernest J. Sewell.
    1.012 (9)       Split-Dollar Agreement dated September 26, 1994, between the
                    Registrant and Robert F. Albright.
    10.13 (9)       Split-Dollar Agreement dated January 27, 1995, between the
                    Registrant and C. Melvin Gantt.
    10.14 (9)       Split-Dollar Agreement dated December 8, 1995, between the
                    Registrant and Richard L. Powell.
    10.15 (10)      Lease, dated January 31, 1997, between the Registrant and
                    Landmark Commercial, Inc., relating to the Wilmington branch office.
    10.16 (2)       Amendment to Benefit Equivalency Plan of the Registrant
                    effective January 1, 1998.
    10.17 (11)      Amended and Restated Employment Agreement dated August 10,
                    1999, between Black Diamond Savings Bank, FSB and Don M.
                    Green. Merger agreement between the Registrant and Black
                    Savings Bank, FSB.

      11.00         Statement Regarding Computation of Per Share Earnings.
      12.00         Statement Regarding Computation of Ratios.
      21.01         Schedule of Subsidiaries.
      23.01         Consent of PricewaterhouseCoopers LLP.


Note: The exhibits listed above have been filed with the Securities and Exchange Commission but are not included in this printed copy of the Company's Annual Report on Form 10-K.



Exhibit references:

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

                                         FNB FINANCIAL SERVICES CORPORATION


   Date:  March 21, 2002              By:/s/Ernest J. Sewell
                                         -------------------------
                                         Ernest J. Sewell,
                                         President and Chief Executive Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                       Capacity                                      Date
                ---------                       --------                                      ----

/s/ Ernest J. Sewell            President, Chief Executive Officer and Director           March 21, 2002
--------------------------           (Principal Executive Officer)
Ernest J. Sewell

/s/ Michael W. Shelton             Vice President and Chief Financial Officer             March 21, 2002
--------------------------       (Principal Financial and Accounting Officer)
Michael W. Shelton

/s/ Barry Z. Dodson                    Chairman of the Board                              March 21, 2002
--------------------------
Barry Z. Dodson

/s/ Gary G. Blosser                           Director                                    March 21, 2002
--------------------------
Gary G. Blosser

/s/ Charles A. Britt                          Director                                    March 21, 2002
--------------------------
Charles A. Britt

/s/ O. Eddie Green                            Director                                    March 21, 2002
--------------------------
O. Eddie Green

/s/ Joseph H. Kinnarney                       Director                                    March 21, 2002
--------------------------
Joseph H. Kinnarney

/s/ E. Reid Teague                            Director                                    March 21, 2002
--------------------------
E. Reid Teague

/s/ Elton H. Trent, Jr.                       Director                                    March 21, 2002
--------------------------
Elton H. Trent, Jr.

/s/ Kenan C. Wright                           Director                                    March 21, 2002
--------------------------
Kenan C. Wright


                                  Exhibit Index



Exhibit                                   Description
-------                                   -----------

11.0       Statement Regarding Computation of Per Share Earnings

12.0       Statement Regarding Computation of Ratios

21.01      Schedule of Subsidiaries

23.01      Consent of PricewaterhouseCoopers LLP