Form 10-Q
period 2002-03-31
FNB FINANCIAL SERVICES CORP
filed 2002-05-14
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         Commission File Number: 0-13086



                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                        56 - 1382275
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


202 South Main Street, Reidsville, North Carolina                       27320
-------------------------------------------------                     ----------
    (Address of principal executive offices)                          (Zip Code)


                                 (336) 342-3346
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
             ------------------------------------------------------
             (Former name, former address, and former fiscal years,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X ]       No  [ ]

4,628,812 common shares were outstanding as of April 30, 2002, with a par value per share of $1.00.


                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                Page
                                                                                                ----
  PART         I       FINANCIAL INFORMATION

  Item         1        Financial Statements

                        Consolidated Balance Sheets
                        March 31, 2002 and December 31, 2001                                       1

                        Consolidated Statements of Income and Comprehensive Income Three
                        months ended March 31, 2002 and 2001                                       2

                        Consolidated Statements of Cash Flows
                        Three months ended March 31, 2002 and 2001                              3 - 4

                        Notes to Consolidated Financial Statements                              5 - 9

  Item         2        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                  10 - 14

  Item         3        Quantitative and Qualitative Disclosures About Market Risk             14 - 15


  PART         II        OTHER INFORMATION

  Item         1        Legal Proceedings                                                           15

  Item         2        Changes in Securities and Use of Proceeds                                   15

  Item         3        Defaults Upon Senior Securities                                             15

  Item         4        Submission of Matters to a Vote of Security Holders                         15

  Item         5        Other Information                                                           16

  Item         6        Exhibits and Reports on Form 8 - K                                          16


PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                      March 31,        December 31,
                                                                        2002              2001
                                                                     (Unaudited)        (Audited)
                                                                     -----------        ---------
ASSETS
Cash and due from banks                                               $ 18,756          $ 23,673
Investment securities:
     Securities available for sale                                      99,564           123,597
     Federal Home Loan Bank and Federal Reserve Bank Stock               3,879             3,967
Loans, net of allowance for credit losses of $6,742 at
      March 31, 2002 and $6,731 at December 31, 2001                   526,773           528,614
Premises and equipment, net                                             11,189            11,381
Accrued income and other assets                                         12,645            13,593
                                                                      --------          --------

               Total assets                                           $672,806          $704,825
                                                                      ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                              $ 54,912          $ 58,831
     Interest bearing                                                  489,967           527,929
                                                                      --------          --------
               Total deposits                                          544,879           586,760

Federal funds purchased and retail repurchase agreements                15,580            19,677
Other borrowings                                                        45,000            30,000
Accrued expenses and other liabilities                                   4,721             5,680
                                                                      --------          --------

               Total liabilities                                       610,180           642,117
                                                                      --------          --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                  --                --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,599,114 at March 31, 2002 and
               4,568,907 at December 31, 2001                            4,599             4,569
Paid-in capital                                                         26,758            26,465
Retained earnings                                                       30,833            30,178
Accumulated other comprehensive income                                     436             1,496

               Total shareholders' equity                               62,626            62,708
                                                                      --------          --------

               Total liabilities and shareholders' equity             $672,806          $704,825
                                                                      ========          ========


            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                   -------------------------
                                                                   2002                 2001
                                                                   ----                 ----
Interest income
     Loans                                                     $     9,024           $    11,640
     Federal funds sold and overnight deposits                          20                    87
     Investment securities
               Taxable                                               1,531                 1,949
               Tax exempt                                               97                   193
     Other                                                              61                    91
                                                               -----------           -----------
               Total interest income                                10,733                13,960
                                                               -----------           -----------

Interest expense
     Deposits                                                        4,898                 7,561
     Federal funds purchased and other borrowings                      304                   842
                                                               -----------           -----------
               Total interest expense                                5,202                 8,403
                                                               -----------           -----------
Net interest income                                                  5,531                 5,557
Provision for credit losses                                            285                   223
                                                               -----------           -----------
Net interest income after provision for credit losses                5,246                 5,334

Other income
     Service charges on deposit accounts                               582                   594
     Net gain on securities available for sale                          --                     1
     Net gain on disposition of asset                                   10                    --
     Income from investment services                                    69                    37
     Mortgage banking fees                                             160                    11
     Other income                                                      109                    52
                                                               -----------           -----------
               Total other income                                      930                   695

Other expenses
     Salaries and employee benefits                                  2,412                 2,320
     Occupancy expense                                                 259                   247
     Furniture and equipment expense                                   497                   477
     Insurance expense, including FDIC assessment                       45                    42
     Marketing expense                                                  45                    50
     Printing and supply expense                                       135                    64
     Other expenses                                                    938                   714
                                                               -----------           -----------
               Total other expenses                                  4,331                 3,914

Income before income taxes                                           1,845                 2,115
Income tax expense                                                     593                   611
                                                               -----------           -----------
Net income                                                           1,252                 1,504
Other comprehensive income (loss)                                   (1,060)                1,210
                                                               -----------           -----------
Comprehensive income                                           $       192           $     2,714
                                                               ===========           ===========
 per share data
     Net income, basic                                         $      0.27           $      0.33

     Net income, diluted                                       $      0.27           $      0.33

     Cash dividends                                            $      0.13           $      0.12

Weighted average shares outstanding, basic                       4,576,158             4,491,946
Weighted average shares outstanding, diluted                     4,645,399             4,539,356



         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 --------------------
                                                                                 2002            2001
                                                                                 ----            ----

Cash flows from operating activities:
          Interest received                                                    $ 11,968         $ 17,752
          Fees and commissions received                                             542              991
          Interest paid                                                          (5,626)          (8,706)
          Noninterest expense paid                                               (4,364)          (2,334)
          Income taxes paid                                                        (625)             (21)
          Funding of loans held for sale                                         (5,566)          (2,593)
          Proceeds from sales of loans held for sale                              5,760            2,608
                                                                               --------         --------
               Net cash provided by operating activities                          2,089            7,697
                                                                               --------         --------

Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale          22,702           26,712
          Proceeds from maturities of securities available for sale                  --            1,500
          Purchase of securities                                                   (220)         (44,807)
          Capital expenditures                                                     (103)            (135)
          (Increase) decrease in other real estate owned                            215               64
          (Increase) decrease in loans                                            1,646           (7,161)
                                                                               --------         --------
               Net cash provided (used) in investing activities                  24,240          (23,827)
                                                                               --------         --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                                  (606)           1,998
          Increase (decrease) in time deposits                                  (41,275)          42,171
          Increase (decrease) in federal funds purchased and
                retail repurchase agreements                                     (4,097)          (1,493)
          Increase (decrease) in other borrowings                                15,000           (5,000)
          Proceeds from issuance of common stock                                    329               81
          Dividends paid                                                           (597)            (540)
                                                                               --------         --------
               Net cash provided (used) by financing activities                 (31,246)          37,217
                                                                               --------         --------
Net increase (decrease) in cash and cash equivalents                             (4,917)          21,087
Cash and cash equivalents, January 1                                             23,673           15,952
                                                                               --------         --------
Cash and cash equivalents, March 31                                            $ 18,756         $ 37,039
                                                                               ========         ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                             $     52         $    129
                                                                               ========         ========



         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 --------------------
                                                                                 2002            2001
                                                                                 ----            ----

Net income                                                                     $ 1,252         $ 1,504

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                              285             223
          Depreciation                                                             326             369
          Accretion and amortization                                                53             109
          (Gain) loss on sale of securities available for sale                      --               1
          Funding of loans held for sale                                        (5,566)         (2,593)
          Proceeds from sales of loans held for sale                             5,760           2,608
          (Gain) loss on other assets                                              (10)             --
          (Increase) decrease in accrued income and other assets                   948            (112)
          Increase (decrease) in accrued expenses and other liabilities           (959)          5,588
                                                                               -------         -------
               Net cash provided by operating activities                       $ 2,089         $ 7,697
                                                                               =======         =======


            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   Significant Activities

          FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. FNB Southeast operates two wholly owned subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

          As of March 31, 2002, FNB Southeast operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Company and the Bank are headquartered in Reidsville, North Carolina.


3.   Comprehensive Income

          The Company's other comprehensive income for the three period month ended March 31, 2002 and 2001 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:

                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                              2002              2001
                                              ----              ----

Unrealized gains (losses) on
    available for sale securities           $(1,738)          $ 1,984

Reclassification of realized gains               --                (1)

Income tax effect                               678              (773)
                                            -------           -------
                                            $(1,060)          $ 1,210
                                            =======           =======
Other comprehensive income (loss)

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

                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                    2002           2001
                                                    ----           ----

Weighted average number of shares
        used in basic EPS                         4,576,158      4,491,946
Effect of dilutive stock options                     69,241         47,410
                                                  ---------      ---------
Weighted average number of common
        shares and dilutive potential common
        shares used in dilutive EPS               4,645,399      4,539,356
                                                  =========      =========


          As of March 31, 2002, there were 181,249 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6.   Investment Securities Available for Sale

                                               March 31, 2002               December 31, 2001
                                           ----------------------        ---------------------
      (Dollars in thousands)               Amortized      Fair           Amortized        Fair
                                             Cost         Value             Cost          Value
                                             ----         -----             ----          -----

      U.S. Agency securities               $ 83,083      $ 83,360         $104,039      $106,032
      Mortgage backed securities              7,505         7,631            8,477         8,628
      State and municipal obligations         7,956         8,264            8,325         8,628
      Other                                     294           309              304           309
                                           --------      --------         --------      --------
      Total available for sale             $ 98,838      $ 99,564         $121,145      $123,597
                                           ========      ========         ========      ========





7.     Loans  (net of unearned income)

       (Dollars in thousands)                      March 31,    December 31,
                                                     2002          2001
                                                     ----          ----

       Loan Category:

       Real estate - commercial                    $162,991      $168,419
       Real estate - residential                    114,850       129,212
       Real estate - construction                    68,648        55,861
       Commercial, financial and agricultural        96,675        90,858
       Consumer                                      89,493        89,943
                                                   --------      --------
                 Subtotal loans                     532,657       534,293

       Loans held for sale                              858         1,052
                                                   --------      --------
                 Gross loans                       $533,515      $535,345
                                                   ========      ========


8.     Allocation of Allowance for Credit Losses

                                                                  March 31, 2002                   December 31, 2001
                                                         --------------------------------     --------------------------------
       (Dollars in thousands)                                              % of Loans in                        % of Loans in
                                                                           Each Category                        Each Category
                                                         Allowance         to Total Loans     Allowance         to Total Loans
                                                         ---------         --------------     ---------         --------------
       Balance at end of period applicable to:

       Real estate - construction                          $   16                13             $   18                10
       Real estate - mortgage                                 135                52                104                56
       Commercial                                           4,532                18              4,773                17
       Consumer                                             2,059                17              1,836                17
                                                           ------               ---             ------               ---
            Total allocation                               $6,742               100%            $6,731               100%
                                                           ======               ===             ======               ===



9.     Analysis of Allowance for Credit Losses

                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
(Dollars in thousands)                                            2002                2001
                                                                  ----                ----

       Balance, beginning of period                              $6,731             $6,311

       Charge-offs                                                  302                103
       Recoveries                                                    28                 92
                                                                 ------             ------
       Net charge-offs                                              274                 11
                                                                 ------             ------
       Allowance charged to operations                              285                223
                                                                 ------             ------
       Balance, end of period                                    $6,742             $6,523
                                                                 ======             ======

       Ratio of annualized net charge-offs during the
                 period to average loans outstanding
                 during the period                                 0.20%              0.01%
                                                                 ======             ======
       Ratio of allowance for credit losses to
                 month end loans                                   1.26%              1.28%
                                                                 ======             ======


10.
       Nonperforming Assets

                                                                         March 31,      December 31,
       (Dollars in thousands)                                              2002             2001
                                                                           ----             ----

       Nonaccrual  (1)                                                   $ 3,457          $ 2,260

       Past due 90 days or more and still accruing interest                   31                6
       Other real estate                                                   2,544            2,707
       Renegotiated troubled debt                                             --               --


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

Summary

     Assets at March 31, 2002 were $672.8 million, a decrease of $32.0 million since December 31, 2001. The decrease in assets is primarily due to a decrease in investment securities available for sale of $24.1 million over the first three months of 2002. Over the past three months, deposits have decreased $41.9 million.

     Net income for the quarter ended March 31, 2002, of $1.3 million was $252,000 or 16.8% lower than the amount earned in the first quarter last year. Diluted earnings per share for the current quarter was $0.27 per share compared to $0.33 per share last year.


Interest Income and Interest Expense

     First quarter total interest income was $10.7 million, a decrease of 23.1% over the same quarter last year. Average earning assets for the quarter were $658.8 million, compared to $664.4 million for the year ago period. Interest income from loans was $9.0 million, down 22.5% from $11.6 million in the first quarter of 2001. The decrease was driven by a dramatic decline in the prime lending rate. Average loans of $535.7 million were 6.1% higher than the $504.8 million last year. For the first quarter, the average yield on loans was 6.83% in 2002 compared to 9.35% in 2001.

     Interest income on investments totaled $1.6 million for the current quarter, down 24.0% from $2.1 million for the year ago quarter. The change is primarily attributable to a decrease of $408,000 in interest income on U.S. Agency securities.

     First quarter total interest expense was $5.2 million compared to $8.4 million from the first quarter of last year, a 38.1% decrease. Average interest bearing liabilities for the first quarter 2001 decreased 2.6% to $566.0 million from $581.3 million for the first quarter of 2001. Overall cost of funds for the first quarter was 3.73% and 5.86% for 2002 and 2001, respectively.

     Interest expense on deposits for the quarter decreased 35.2% to $4.9 million as average interest bearing deposits decreased 3.1% to $511.1 million. The average rate for the quarter on interest bearing deposits decreased to 3.89% from 5.82% one year earlier.

     Interest expense on federal funds purchased and other borrowings was $304,000 for the current quarter, down 63.9%, from $842,000 in the first quarter of 2001. The decrease is primarily attributable to a decline in average rate paid on purchased funds to 2.22% in the first quarter of 2002 compared to 6.23% in the first quarter of 2001.

Comparable net interest margins as follows:

                                                     Liability
Time Period                       Asset Yield           Rate           Interest Rate Spread

       First Quarter, 2002           6.64%     -        3.73%     =           2.91%
       First Quarter, 2001           8.58%     -        5.86%     =           2.72%


Noninterest Income and Expense

     Noninterest income in the first quarter this year increased 33.8% to $930,000 from $695,000 in the same period last year. For the current quarter, no net gains from sales of investment securities were recognized. Deposit service charges of $582,000 for the first quarter of 2002 decreased slightly from the $594,000 in the first quarter of 2001. Noninterest income in the first quarter of 2002 included $160,000 in mortgage banking fees and $69,000 in investment service fees. The increase in mortgage banking fees for the first quarter of 2002 is attributable to the operation of the mortgage banking subsidiary established in June of 2001.

     Noninterest expense for the first quarter of 2002 was $4.3 million, a 10.6% increase over the $3.9 million expense in the first quarter of 2001. Salaries and employee benefits increased $92,000 based on higher insurance and retirement costs, occupancy expense increased $12,000, and furniture and equipment expense increased $20,000 compared to the year ago quarter. Other expense in the first quarter of 2002 totaled $938,000, an increase of $224,000. This increase is largely attributable to a write-off of an uncollectable receivable of $138,000 during the quarter. The remaining increase is primarily caused by increases in collection expenses, exams and audit expenses and communications expenses.

     The provision for credit losses in the first quarter of 2002 was $285,000 compared to $223,000 in 2001. The allowance for credit losses as a percentage of gross loans outstanding decreased to 1.26% at March 31, 2002 from 1.28% at March 31, 2001. The decrease in the allowance percentage for 2002 is attributable to annualized net credit losses to average loans of 0.20% in the 2002 first quarter compared to 0.01% in the 2001 first quarter.

     The effective income tax rate of 32.1% for the first three months of 2002 was higher than the 28.9% rate for the same quarter of 2001. The lower effective tax rate for 2001was primarily due to the reduced amount of current expense required to provide adequate income tax provision at the year-end 2001. The Company anticipates the effective tax rate for the 2002 full year will be similar the results of the first quarter of 2002.


Financial Condition

     The Company's total assets at March 31, 2002 and 2001 were $672.8 million and $731.0 million, respectively. The $58.2 million decrease represents an 8.0% decrease over one year earlier. Since December 31, 2001, assets have decreased $32.0 million. Average earning assets for the 2002 first quarter were $658.8 million, or 0.8% lower than the $664.4 million average in the same quarter last year.

     Loans at March 31, 2002 totaled $533.5 million compared to $507.6 million one year earlier, an increase of 5.1%. Loans have decreased 0.3% from $535.3 million at December 31, 2001. Average loans for the first quarter of 2002 were $535.7 million, or 6.1% higher than the $504.8 million average in this same period one year ago.

     Investment securities of $103.4 million at March 31, 2002 were 38.2% lower than the $167.3 million recorded one year earlier. Average investment securities were $119.2 million and $153.6 million for the first quarter of 2002 and 2001, respectively. The decrease in the investment portfolio was due to continued calls by issuers of various securities. The Company has elected to use these proceeds to fund a managed decrease in relatively high cost deposits rather than reinvesting in securities near the perceived bottom of the interest rate cycle.

     Deposits totaled $544.9 million at March 31, 2002, an 11.1% decrease versus $613.2 million one year ago, and a 7.1% decrease from the $586.8 million recorded at December 31, 2001. At March 31, 2002, noninterest bearing deposits were $54.9 million, or 10.1% of total deposits. The decrease in deposits was primarily funded by proceeds from called investment securities as discussed in the previous paragraph.

     At March 31,  2002,  borrowings  at the  Federal  Home Loan Bank of Atlanta
(FHLB) totaled $45.0 million, an increase of 50.0% compared to $30.0 million at December 31, 2001. The increase in borrowings was due to favorable funding rates available at the current time.

     Shareholders' equity decreased slightly to $62.6 million at the end of the first quarter 2002, compared to $62.7 million at December 31, 2001. The Company paid dividends of $0.13 per share during the current quarter, compared to $0.12 per share in the first quarter of 2001.


Asset Quality

     The credit loss allowance ratio at March 31, 2002 stood at 1.26% compared to 1.26% at December 31, 2001 and 1.28% at March 31, 2001. For the first quarter of 2002, provision charges against earnings totaled $285,000 compared to $223,000 in the first quarter one year earlier. Net credit losses for the 2002 first quarter totaled $274,000, or a 0.20% annualized loss ratio based on average loans outstanding. This compares to net credit losses of $11,000, or 0.01% annualized loss ratio for the 2001 first quarter.

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

     Other real estate owned decreased to $2.5 million at March 31, 2002, compared to $2.7 million at December 31, 2001. Approximately $52,000 has been transferred from loans into other real estate and approximately $282,000 of such assets have been disposed of during the first quarter of 2002. A net loss of $2,000 has been recorded on disposition of other real estate in the current year.

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

     As shown in the table  below,  the  Company  and its  wholly-owned  banking
subsidiary   have  capital  levels   exceeding  the  minimum  levels  for  "well
capitalized" banks and financial holding companies as of March 31, 2002.


                                      Regulatory Guidelines
                                  --------------------------
                                      Well        Adequately                          FNB
       Ratio                      Capitalized    Capitalized        Company         Southeast
       -----                      -----------    -----------        -------         ---------

       Total Capital                 10.0%            8.0%            13.0%            12.6%
       Tier 1 Capital                 6.0             4.0             11.8             11.3
       Leverage Capital               5.0             4.0              9.0              8.7


New Accounting Pronouncements

     The FASB has issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for
Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations", that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

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

     Based on the Company's operations as of March 31, 2002, none of these standards had a material effect on the Company's financial statements.


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

     During the first quarter of 2002 the Company had net cash provided by operating activities of $2.1 million. This is a reduction from $7.7 million of net cash provided by operating activities in the first quarter of 2001. The decline is primarily attributable to the decline of $5.8 million in interest received and an increase in noninterest expense paid of $2.0 million..

     Net cash provided by investing activities in the first quarter totaled $24.2 million primarily based on the proceeds from calls of investment securities. Purchases of investment securities in the current quarter totaled $220,000. This compares the first quarter of 2002 when purchases of $44.8 million in investment securities resulted in net cash used in investing activities of $23.8 million. A decrease in loan outstanding provided $1.6 million in cash during 2002, compared to an increase in outstanding loans in 2001 that created a use of $7.2 million of cash in 2001.

     Financing activities in the 2002 first quarter used $31.2 million based on $41.3 million outflow of deposits, and $4.1 million reduction in Federal funds purchased. These cash outflows were partially offset by increased borrowings of $15.0 million during the quarter. During the 2001 first quarter, financing activities provided $37.2 million. Time deposits provided $42.2 million of cash during the quarter. The increase was offset by repayments of $5.0 million of other borrowing and $1.5 million of federal funds purchased and retail repurchase agreements.

     Overall cash and cash equivalents totaled $18.8 million at March 31, 2002 compared to $23.7 million at December 31, 2001 and $37.0 million at March 31, 2001.

     Liquidity is further enhanced by an approximately $115 million line of credit with the FHLB collateralized by FHLB stock, investment securities and qualifying 1 to 4 family residential mortgage loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

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

     The Company has not experienced any substantive changes in portfolio risk during the three months ended March 31, 2002.


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



                         FNB FINANCIAL SERVICES CORPORATION
                         (Registrant)



         May 10, 2002             /s/ Michael W. Shelton
                                      ------------------------------------------
                                      Michael W. Shelton
                                      (Vice President, Secretary and Treasurer)