Form 10-Q
period 2002-06-30
FNB FINANCIAL SERVICES CORP
filed 2002-08-14
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         Commission File Number: 0-13086



                       FNB FINANCIAL SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                                      56 - 1382275
--------------------------------                        ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                          Identification Number)


202 South Main Street, Reidsville, North Carolina                27320
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

Yes  [ X ]       No  [    ]

4,589,571 common shares were outstanding as of July 31, 2002, with a par value per share of $1.00.




                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                Page

  PART  I   FINANCIAL INFORMATION

  Item  1    Financial Statements

             Consolidated Balance Sheets
             June 30, 2002 and December 31, 2001                                    1

             Consolidated Statements of Income and Comprehensive Income Three
             months and six months ended June 30, 2002 and 2001                     2

             Consolidated Statements of Cash Flows
             Six months ended June 30, 2002 and 2001                              3 - 4

             Notes to Consolidated Financial Statements                           5 - 9

  Item  2    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                               10 - 15

  Item  3    Quantitative and Qualitative Disclosures About Market Risk            16


  PART  II    OTHER INFORMATION

  Item  1    Legal Proceedings                                                     17

  Item  2    Changes in Securities and Use of Proceeds                             17

  Item  3    Defaults Upon Senior Securities                                       17

  Item  4    Submission of Matters to a Vote of Security Holders                   17

  Item  5    Other Information                                                     18

  Item  6    Exhibits and Reports on Form 8 - K                                    18

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                       June 30,            December 31,
                                                                        2002                   2001
                                                                     (Unaudited)             (Audited)
                                                                       --------              --------
ASSETS

Cash and due from banks                                                $ 14,707              $ 23,673
Investment securities:
     Securities available for sale                                       89,061               123,597
     Federal Home Loan Bank and Federal Reserve Bank Stock                3,879                 3,967
Loans, net of allowance for credit losses of $6,908 at
      June 30, 2002 and $6,731 at December 31, 2001                     536,582               528,614
Premises and equipment, net                                              10,960                11,381
Accrued income and other assets                                          16,150                13,593
                                                                       --------              --------

               Total assets                                            $671,339              $704,825
                                                                       ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                               $ 53,772              $ 58,831
     Interest bearing                                                   484,603               527,929
                                                                       --------              --------
               Total deposits                                           538,375               586,760

Federal funds purchased and retail repurchase agreements                 18,898                19,677
Other borrowings                                                         45,000                30,000
Accrued expenses and other liabilities                                    4,883                 5,680
                                                                       --------              --------

               Total liabilities                                        607,156               642,117
                                                                       --------              --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                   --                    --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,617,878 at June 30, 2002 and
               4,568,907 at December 31, 2001                             4,618                 4,569
Paid-in capital                                                          26,390                26,465
Retained earnings                                                        31,766                30,178
Accumulated other comprehensive income                                    1,409                 1,496
                                                                       --------              --------

               Total shareholders' equity                                64,183                62,708
                                                                       --------              --------

               Total liabilities and shareholders' equity              $671,339              $704,825
                                                                       ========              ========


         See notes to unaudited consolidated financial statements.



FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                            ------------------------             -----------------------

                                                              2002            2001           2002              2001
                                                              ----            ----           ----              ----


Interest income
     Loans                                              $     9,218      $    11,251      $    18,242        $   22,891
     Federal funds sold and overnight deposits                   23               82               43               169
     Investment securities
               Taxable                                        1,221            2,067            2,752             4,016
               Tax exempt                                        96              193              193               386
               Other                                             58               69              119               160
                                                        -----------      -----------      -----------        ----------

               Total interest income                         10,616           13,662           21,349            27,622
                                                        -----------      -----------      -----------        ----------
Interest expense
     Deposits                                                 4,243            7,573            9,141            15,134
     Federal funds purchased and other borrowings               368              591              672             1,432
                                                        -----------      -----------      -----------        ----------

               Total interest expense                         4,611            8,164            9,813            16,566

Net interest income                                           6,005            5,498           11,536            11,056
Provision for credit losses                                     680              260              965               483
                                                        -----------      -----------      -----------        ----------

Net interest income after provision for credit losses         5,325            5,238           10,571            10,573

Other income
     Service charges on deposit accounts                        663              500            1,245             1,094
     Net gain on sale of securities                             318              158              318               159
     Net gain on disposition of asset                            94               --              104                 4
     Income from investment services                             77               37              146                74
     Mortgage banking fees                                      282               48              442                48
     Other income                                               114               91              223               151
                                                        -----------      -----------      -----------        ----------

               Total other income                             1,548              834            2,478             1,530

Other expenses
     Salaries and employee benefits                           2,524            2,392            4,936             4,712
     Occupancy expense                                          270              259              529               506
     Furniture and equipment expense                            482              492              979               969
     Insurance expense, including FDIC assessment                52               43               97                85
     Marketing expense                                           74               60              119               110
     Printing and supply expense                                 94              109              229               173
     Other expenses                                           1,081              590            2,019             1,306
                                                        -----------      -----------      -----------        ----------

               Total other expenses                           4,577            3,945            8,908             7,861

Income before income taxes                                    2,296            2,127            4,141             4,242
Income tax expense                                              761              608            1,354             1,219
                                                        -----------      -----------      -----------        ----------

Net income                                                    1,535            1,519            2,787             3,023
Other comprehensive income (loss)                               973               19              (87)            1,229
                                                        -----------      -----------      -----------        ----------
Comprehensive income                                    $     2,508      $     1,538      $      2,700       $    4,252
                                                        ===========      ===========      ============       ==========
Per share data
     Net income, basic                                  $      0.33      $      0.34      $       0.60             0.67
     Net income, diluted                                $      0.32      $      0.33      $       0.59       $     0.66
     Cash dividends                                     $      0.13      $      0.13              0.26       $     0.25
     Weighted average shares outstanding, basic           4,635,296      $ 4,511,576         4,605,891        4,501,958
     Weighted average shares outstanding, diluted         4,739,204      $ 4,576,011        4,694,325         4,557,881


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                2002                 2001
                                                                              --------            --------
Cash flows from operating activities:
          Interest received                                                   $ 19,738            $ 35,906
          Fees and commissions received                                          2,280               1,762
          Interest paid                                                        (10,548)            (17,763)
          Noninterest expense paid                                              (8,682)             (6,616)
          Income taxes paid                                                     (2,026)             (1,232)
          Funding of loans held for sale                                       (12,232)             (8,761)
          Proceeds from sales of loans held for sale                            12,514               8,026
                                                                              --------            --------

               Net cash provided by operating activities                         1,044              11,322
                                                                              --------            --------
Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale         33,029              69,546
          Proceeds from maturities of securities available for sale                 --               1,500
          Purchase of securities                                                  (220)            (85,612)
          Capital expenditures                                                    (218)               (428)
          (Increase) decrease in other real estate owned                           823                  75
          (Increase) decrease in loans                                          (8,033)            (15,569)
                                                                              --------            --------

               Net cash provided (used) in investing activities                 25,381             (30,488)
                                                                              --------            --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                               (2,908)              2,846
          Increase (decrease) in time deposits                                 (45,477)             36,618
          Increase (decrease) in federal funds purchased and
                retail repurchase agreements                                      (779)             (2,069)
          Increase (decrease) in other borrowings                               15,000             (11,000)
          Proceeds from issuance of common stock                                 1,072                  81
          Repurchase of common stock                                            (1,100)                 --
          Dividends paid                                                        (1,199)             (1,142)
                                                                              --------            --------

               Net cash provided (used) by financing activities                (35,391)             25,334
                                                                              --------            --------

Net increase (decrease) in cash and cash equivalents                            (8,966)              6,168
Cash and cash equivalents, January 1                                            23,673              15,952
                                                                              --------            --------

Cash and cash equivalents, June 30                                            $ 14,707            $ 22,120
                                                                              ========            ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                            $    394            $    189
                                                                              ========            ========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 ----------------------------
                                                                                   2002                2001
                                                                                 --------            --------
Net income                                                                       $  2,787            $  3,023

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                                 965                 483
          Depreciation                                                                684                 744
          Accretion and amortization                                                  102                 220
          (Gain) loss on sale of securities available for sale                       (318)               (159)
          Funding of loans held for sale                                          (12,232)             (8,761)
          Proceeds from sales of loans held for sale                               12,514               8,026
          (Gain) loss on other assets                                                (104)                 (4)
          (Increase) decrease in accrued income and other assets                   (2,557)              1,077
          Increase (decrease) in accrued expenses and other liabilities              (797)              6,673
                                                                                 --------            --------

               Net cash provided by operating activities                         $  1,044            $ 11,322
                                                                                 ========            ========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   Significant Activities

          FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. FNB Southeast operates two wholly owned subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

          As of June 30, 2002, FNB Southeast operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Company and the Bank are headquartered in Reidsville, North Carolina.


3.   Comprehensive Income

          The Company's other comprehensive income for the three and six month periods ended June 30, 2002 and 2001 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:



     (Dollars in thousands)                  Three Months Ended                      Six Months Ended
                                                  June 30,                                June 30,
                                         ---------------------------             ---------------------------
                                           2002                2001                2002                2001
                                         -------             -------             -------             -------
Unrealized gains (losses) on
    available for sale securities        $ 1,913             $   189             $   176             $ 2,174

Reclassification of realized gains          (318)               (158)               (318)               (159)

Income tax effect                           (622)                (12)                 55                (786)
                                         -------             -------             -------             -------
                                         $   973             $    19             $   (87)            $ 1,229
                                         =======             =======             =======             =======
Other comprehensive income (loss)


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


                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                      ---------------------------         ---------------------------
                                                         2002              2001              2002              2001
                                                      ---------         ---------         ---------         ---------
Weighted average number of shares
        used in basic EPS                             4,635,296         4,511,576         4,605,891         4,501,958
Effect of dilutive stock options                        103,908            64,435            88,434            55,923
                                                      ---------         ---------         ---------         ---------
Weighted average number of common
        shares and dilutive potential common
        shares used in dilutive EPS                   4,739,204         4,576,011         4,694,325         4,557,881
                                                      =========         =========         =========         =========



          As of June 30, 2002, there were 181,249 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

 6.  Investment Securities Available for Sale


                                                June 30, 2002                        December 31, 2001
                                         ----------------------------           -----------------------------
      (Dollars in thousands)             Amortized            Fair              Amortized             Fair
                                           Cost               Value                Cost               Value
                                         --------            --------            --------            --------
U.S. Agency securities                   $ 75,043            $ 76,822            $104,039            $106,032
Mortgage backed securities                  6,851               7,092               8,477               8,628
State and municipal obligations             4,551               4,833               8,325               8,628
Other                                         306                 314                 304                 309
                                         --------            --------            --------            --------

Total available for sale                 $ 86,751            $ 89,061            $121,145            $123,597
                                         ========            ========            ========            ========


7.   Loans  (net of unearned income)


       (Dollars in thousands)                  June 30,         December 31,
                                                 2002               2001
                                               --------           --------

Loan Category:

Real estate - commercial                       $163,661           $168,419
Real estate - residential                       123,863            129,212
Real estate - construction                       75,234             55,861
Commercial, financial and agricultural           87,657             90,858
Consumer                                         92,305             89,943
                                               --------           --------

        Subtotal loans                          542,720            534,293

Loans held for sale                                 770              1,052
                                               --------           --------

          Gross loans                          $543,490           $535,345
                                               ========           ========




Allowance for Credit Losses

                                                 June 30, 2002                  December 31, 2001
                                          ---------------------------     ------------------------------
                                                           % of Loans                       % of Loans
(Dollars in thousands)                                      in Each                           in Each
                                                          Category to                       Category to
                                          Allowance       Total Loans      Allowance         Total Loans
                                          ---------       -----------      ---------         -----------
Balance at end of period
applicable to:

Real estate - construction                     22              14          $    18                10
Real estate - mortgage                        185              53              104                56
Commercial                                  4,745              16            4,773                17
Consumer                                    1,956              17            1,836                17
                                          ---------       -----------      ---------         -----------

     Total                                 $6,908             100%          $ 6,731              100%
                                          =========       ===========      =========         ===========




9.       Analysis of Allowance for Credit Losses

                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
(Dollars in thousands)                                 2002             2001
                                                     -------          -------

Balance, beginning of period                         $ 6,731          $ 6,311

Charge-offs                                              857              398
Recoveries                                               (69)            (101)
                                                     -------          -------

Net charge-offs                                          788              297
                                                     -------          -------

Allowance charged to operations                          965              483
                                                     -------          -------

Balance, end of period                               $ 6,908          $ 6,497
                                                     =======          =======

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                             0.29%            0.12%
                                                     =======          =======

Ratio of allowance for credit losses to
          month end loans                               1.27%            1.26%
                                                     =======          =======


<
                                       8

10.  Nonperforming Assets

                                                          June 30,  December 31,
     (Dollars in thousands)                                 2002        2001
                                                           ------      ------

     Nonaccrual (1)                                        $2,848      $2,260
     Past due 90 days or more and still accruing interest      61           6
     Other real estate                                      1,490       2,707


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

Summary

     Assets at June 30, 2002 were $671.3 million, a decrease of $33.5 million since December 31, 2001. The decrease in assets was primarily due to a decrease in investment securities available for sale of $34.5 million over the first six months of 2002. The decrease in the investment portfolio was due to continued calls by issuers of various securities. The Company has elected to use these proceeds to fund a managed decrease in relatively high cost deposits rather than reinvesting in securities near the perceived bottom of the interest rate cycle. Over the past six months, deposits have decreased $48.4 million.

     Net income for the quarter ended June 30, 2002, of $1.5 million was $16,000 or 1.0% higher than the amount earned in the second quarter last year. Diluted earnings per share for the current quarter were $0.32 per share compared to $0.33 per share last year. For the six months to date, earnings of $2.8 million were lower than the same period last year by $236,000 or 7.8%, and diluted earnings per share totaled $0.59 compared to $0.66 in the same period last year.

Interest Income and Interest Expense

     Second quarter total interest income was $10.6 million, a decrease of 22.3% over the same quarter last year. Average earning assets for the quarter were $642.4 million, compared to $683.3 million for the year ago period. Interest income from loans was $9.2 million, down 18.1% from $11.3 million in the second quarter of 2001. The decrease in interest income was driven primarily by a dramatic decline in the prime lending rate. Average loans of $539.4 million were 5.1% higher than the $513.1 million last year. For the second quarter, the average yield on loans was 6.85% in 2002 compared to 8.80% in 2001. For the six months ended on June 30, 2002, total interest income was down 22.7% to $21.3 million from $27.6 million in the same period in 2001, on a 3.5% decrease in average earning assets.

     Interest income on investments totaled $1.4 million for the current quarter, down 39.1% from $2.3 million for the year ago quarter. The change was primarily attributable to a 40.1% decrease in the average balance of the investment portfolio from $162.8 million in the second quarter of 2001 to $97.5 million in the second quarter of 2002. Due to call and sales of securities within the portfolio over the last year, interest income on taxable investment securities decreased $846,000, while interest income on tax exempt securities decreased $97,000. Investment income for the six month period decreased from $4.6 million in 2001 to $3.1 million in 2002 for the same reasons.

     Second quarter total interest expense was $4.6 million compared to $8.2 million from the second quarter of last year, a 43.5% decrease. Average interest bearing liabilities for the second quarter 2002 decreased 8.7% to $543.8 million from $595.7 million for the second quarter of 2001. Overall cost of funds for the second quarter was 3.40% and 5.50% in 2002 and 2001, respectively. Total interest expense for the first six months of 2002 was $9.8 million, a 40.8% decrease over the $16.6 million expense for the first six months of 2001.

     Interest expense on deposits for the second quarter decreased 44.0% to $4.2 million as average interest bearing deposits for the quarter decreased 12.7% to $478.8 million from $548.6 million in 2001. The Company elected to fund a managed decrease in relatively high cost deposits rather with proceeds from called or sold investment securities rather than reinvesting in securities near the perceived bottom of the interest rate cycle. The average rate for the quarter on interest bearing deposits decreased to 3.55% from 5.54% one year earlier. Deposit interest expense for the six months ended June 30, 2002, decreased from $15.1 million in 2001 to $9.1 million in 2002.

     Interest expense on federal funds purchased and other borrowings was $368,000 for the quarter ended June 30, 2002, down 37.7%, from $591,000 in the second quarter of 2001. The decrease was primarily attributable to a decline in average rate paid on purchased funds to 2.27% in the second quarter of 2002 compared to 5.03% in the second quarter of 2001. For the six months ended June 30, interest expense for this category decreased from $1.4 million in 2001 to $672,000 in 2002.

Comparable net interest margins are as follows:


Time Period                         Asset Yield              Rate             Interest Rate Spread
                                  -----------------      -------------       ------------------------
     Second Quarter, 2002              6.66%         -      3.40%         =             3.26%
     Second Quarter, 2001              8.08%         -      5.50%         =             2.58%

     Year-To-Date, 2002                6.65%         -      3.57%         =             3.08%
     Year-To-Date, 2001                8.33%         -      5.68%         =             2.65%

Noninterest Income and Expense

     Noninterest income in the second quarter of this year increased 85.4% to $1.5 million from $834,000 in the same period last year. For the current quarter, $318,000 of net gains from sales of investment securities were recognized, an increase from $158,000 of net gains in the second quarter of last year. Deposit service charges of $663,000 for the second quarter of 2002 increased 32.6% from the $500,000 in the second quarter of 2001. Noninterest income in the second quarter of 2002 included $282,000 in mortgage banking fees and $77,000 in investment service fees compared to revenues of $48,000 and $37,000, respectively, for the previous year. The increase in mortgage banking fees for the first half of 2002 was attributable to the operation of the mortgage banking subsidiary established in June of 2001. During the second quarter of 2002, the Company recognized a gain of $94,000 on the sale of mortgage servicing rights. All of the underlying loans had been previously sold in the secondary mortgage market. Mortgage servicing fees totaled $24,000 during the first six months of 2002, but will be substantially reduced in the second half of 2002. Total noninterest income for the first half of 2002 totaled $2.5 million, a 62.0% increase over the $1.5 million earned in the first half of 2001. Deposit service charges of $1.2 million for the six months were 13.8% higher than the $1.1 million recorded in the same period last year.

     Noninterest expense for the second quarter of 2002 was $4.6 million, a 16.0% increase over the $3.9 million expense in the second quarter of 2001. Salaries and employee benefits increased $132,000 because of higher insurance and retirement costs, occupancy expense increased $11,000, and furniture and equipment expense decreased $10,000 compared to the year ago quarter. Other expense for the 2002 second quarter totaled $1.1 million, compared to $590,000 for the year ago quarter. The Company incurred a $60,000 expense to buy-out a third party service agreement and expense also recorded a writedown of $80,000 for the disposal of fixed assets. The Company intends to sell approximately 32 free standing ATMs during the third quarter of this year. A quarterly increase of $108,000 was incurred in collection expenses, exams and audit expenses, courier expense and communications expenses. Other expense in the first half of 2002 totaled $2.0 million, an increase of $713,000 from the first half of 2001.

This increase was largely attributable to a write-off of $138,000 in the first quarter of 2002 of an uncollectable receivable from a U.S. government agency that guaranteed a portion of a charge-off loan and the above mentioned items for the second quarter. This year's six-month noninterest expense of $8.9 million was 13.3% higher than the $7.9 million in the same period last year.

     The provision for credit losses in the second quarter of 2002 was $680,000 compared to $260,000 in 2001. The allowance for credit losses as a percentage of gross loans outstanding increased to 1.27% at June 30, 2002 from 1.26% at June 30, 2001. The increase in the provision for credit losses is attributable to annualized net credit losses to average loans of 0.38% in the 2002 second quarter compared to 0.22% in the 2001 second quarter. For the 2002 six months, the provision totaled $965,000, compared to $483,000 for the same period in 2001.

     The effective income tax rate of 32.7% for the first six months of 2002 was higher than the 28.7% rate for the same quarter of 2001. Late in the second quarter of 2002, the Company sold a portion of the tax-exempt investment portfolio. This will have the general effect of increasing the effective tax rate during the second half of 2002.

Financial Condition

     The Company's total assets at June 30, 2002 and 2001 were $671.3 million and $722.5 million, respectively. The $51.2 million decline represents a 7.1% decrease over one year earlier. Since December 31, 2001, assets have decreased $33.5 million. The decrease in assets was primarily due to a decrease in investment securities available for sale of $34.5 million over the first six months of 2002. Average earning assets for the 2002 second quarter were $642.4 million, or 6.0% lower than the $683.3 million average in the same quarter last year.

     Loans at June 30, 2002 totaled $543.5 million compared to $516.9 million one year earlier, an increase of 5.1%. Loans have increased 1.5% from $535.3 million at December 31, 2001. Average loans for the second quarter of 2002 were $539.4 million, or 5.1% higher than the $513.1 million average in this same period one year ago.

     Investment securities of $92.9 million at June 30, 2002 were 43.8% lower than the $165.4 million recorded one year earlier. Average investment securities were $97.5 million and $162.8 million for the second quarter of 2002 and 2001, respectively. The decrease in the investment portfolio was due to continued calls by issuers of various securities. The Company has elected to use these proceeds to fund a managed decrease in relatively high cost deposits rather than reinvesting in securities near the perceived bottom of the interest rate cycle.

     Deposits totaled $538.4 million at June 30, 2002, an 11.6% decrease versus $608.8 million one year ago, and an 8.3% decrease from the $586.8 million recorded at December 31, 2001. At the end of the second quarter 2002, noninterest bearing deposits were $53.8 million, or 10.0% of total deposits. The decrease in deposits was the result of management's decision to use proceeds from called investment securities for funding purposes, as discussed in the previous paragraph.

     At June 30,  2002,  borrowings  at the  Federal  Home Loan Bank of  Atlanta
(FHLB) totaled $45.0 million, an increase of 50.0% compared to $30.0 million at December 31, 2001. The increase in borrowings was due to favorable funding rates available at the current time.

     Shareholders' equity increased to $64.2 million at the end of the second quarter 2002, compared to $62.7 million at December 31, 2001. The Company paid dividends of $0.13 per share during the quarter ended June 30, 2002, the same rate as the second quarter of 2001. Year to date dividends per share for 2002 were $0.26 compared to $0.25 in 2001. A stock repurchase program of up to 5% of the outstanding common stock was announced during the second quarter of this year. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. Through June 30, 2002, a total of 67,700 shares have been purchased. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

Asset Quality

     The credit loss allowance ratio at June 30, 2002 was 1.27% compared to 1.26% at December 31, 2001 and 1.26% at June 30, 2001. For the second quarter of 2002, provision charges against earnings totaled $680,000 compared to $260,000 in the second quarter one year earlier. Net charge-offs for the 2002 second quarter totaled $514,000, or a 0.38% annualized loss ratio based on average loans outstanding. This compares to net charge-offs of $286,000, or 0.22% annualized loss ratio for the 2001 second quarter. Annualized net charge-offs for the first six months of 2002 and 2001 were 0.29% and 0.12%, respectively, based on average loans outstanding.

     The Company's allowance for credit losses is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio by selected types and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses.

     Other real estate owned decreased to $1.5 million at June 30, 2002, compared to $2.7 million at December 31, 2001. Approximately $394,000 has been transferred from loans into other real estate and approximately $1.6 million of such assets were disposed of during the first six months of 2002. A net loss of $8,000 has been recorded on disposition of other real estate in the current year.

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

     As shown in the table  below,  the  Company  and its  wholly-owned  banking
subsidiary   have  capital  levels   exceeding  the  minimum  levels  for  "well
capitalized" banks and financial holding companies as of June 30, 2002.


                                    Regulatory Guidelines
                              -----------------------------------
                                   Well             Adequately                             FNB
     Ratio                      Capitalized        Capitalized          Company         Southeast
     -----                   ----------------    ---------------     -------------    -------------
     Total Capital                  10.0%              8.0%               13.1%            12.7%
     Tier 1 Capital                  6.0               4.0                11.8             11.5
     Leverage Capital                5.0               4.0                 9.3              9.0

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations", that provides guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The provisions of both Statements have been adopted. The implementation did not have a material effect on the Company's financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002 (early application is encouraged). The provision of the Statement has been adopted. The implementation did not have a material effect on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The provision of the Statement has been adopted. The implementation did not have a material effect on the Company's financial statements.

     In May 2002, the FASB issued SFAS No, 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not anticipate implementation of this Statement will have a material effect on the Company's financial statements.

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

     During the first six months of 2002 the Company had net cash provided by operating activities of $1.0 million. This was a reduction from $11.3 million of net cash provided by operating activities in the first half of 2001. The decrease is primarily attributable to the decline of $16.2 million in interest received and an increase in noninterest expense paid of $2.1 million.

     Net cash provided by investing activities in the first six months totaled $25.4 million primarily based on the proceeds of $33.0 million from calls of investment securities. Purchases of investment securities in the current year totaled $220,000. This compares to the first half of 2001 when purchases of $85.6 million in investment securities resulted in net cash used in investing activities of $30.5 million. An increase in loans outstanding used $8.0 million in cash during 2002, compared to an increase in outstanding loans in 2001 that used $15.6 million of cash during the same period in 2001.

     Financing activities in the 2002 first half used $35.4 million, based primarily on $48.4 million outflow of deposits. These cash outflows were partially offset by increased borrowings of $15.0 million during the first six months. During the 2001 first half, financing activities provided $25.3 million. Time deposits provided $36.6 million of cash, while repayment of other borrowing used $11.0 million of cash and repayment of federal funds purchased and retail repurchase agreements used $2.1 million during the first half of 2001.

     Overall cash and cash equivalents totaled $14.7 million at June 30, 2002 compared to $23.7 million at December 31, 2001 and $22.1 million at June 30, 2001.

     Liquidity is further enhanced by an approximately $115 million line of credit with the FHLB collateralized by FHLB stock, investment securities and qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

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

     The Company has not experienced any substantive changes in portfolio risk during the six months ended June 30, 2002.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

         None.



Item 2.  Changes in Securities and Use of Proceeds

         None.



Item 3.  Defaults Upon Senior Securities

         Not Applicable.



Item 4.  Submission of Matters to a Vote of Security Holders

         On May 16, 2002, at the Annual Meeting of the Company's shareholders, the following two proposals were voted on by shareholders.

         Proposal One
         ------------

         To elect five members of the Board of Directors as follows:

         One Class II Director to fill the vacancy created by the retirement of Dr. Clifton G. Payne as of December 31, 2001 and to serve the remainder of a three year term ending in 2004. Votes for each nominee were as follows:

         Nominee                        For                  Withheld
         -------                        ---                  --------
         E. Reid Teague              3,442,512                35,168

         Four Class III Directors to serve three-year terms ending in 2005. Votes for each nominee were as follows:

         Nominee                        For                          Withheld
         -------                        ---                          --------
         Gary G. Blosser             3,437,915                        39,765
         Joseph H. Kinnarney         3,436,328                        41,352
         Elton H. Trent, Jr.         3,437,867                        39,813
         Kenan C. Wright             3,437,900                        39,780

         The following directors remain in office: Barry Z. Dodson (Chairman), Charles A. Britt (Vice Chairman), O. Eddie Green, and Ernest J. Sewell.

         Proposal Two

         To  ratify  the  appointment  of  PricewaterhouseCoopers   LLP  as  the
         Company's independent accountants for the year ending December 31, 2002. The votes for this proposal were as follows:

         For :             3,423,773
         Against: 48,281
         Abstain: 5,626

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit No.    Description
         -----------    ------------

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


         (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on May 17, 2002, to announce plans to repurchase up to 5% of the Company's common stock. Purchases may be made from time-to-time, in the open market or in privately negotiated transactions, based on market conditions and other factors. The repurchase program may be suspended at any time without prior notice.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FNB FINANCIAL SERVICES CORPORATION
                                        (Registrant)



         August 12, 2002               /s/ Michael W. Shelton
                                       -----------------------------------------
                                       Michael W. Shelton
                                       (Vice President, Secretary and Treasurer)