Form 10-Q
period 2002-09-30
FNB FINANCIAL SERVICES CORP
filed 2002-11-14
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes [X]   No [ ]

4,483,704 common shares were outstanding as of October 31, 2002, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                                     Page
                                                                                                     ----
  PART         I       FINANCIAL INFORMATION

  Item         1        Financial Statements

                        Consolidated Balance Sheets
                        September 30, 2002 and December 31, 2001                                       1

                        Consolidated Statements of Income and Comprehensive Income Three
                        months and nine months ended September 30, 2002 and 2001                       2

                        Consolidated Statements of Cash Flows
                        Nine months ended September 30, 2002 and 2001                                3 - 4

                        Notes to Consolidated Financial Statements                                   5 - 9

  Item         2        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                       10 - 16

  Item         3        Quantitative and Qualitative Disclosures About Market Risk                    17

  Item         4        Controls and Procedures                                                       17

  PART         II       OTHER INFORMATION

  Item         1        Legal Proceedings                                                             17

  Item         2        Changes in Securities and Use of Proceeds                                     17

  Item         3        Defaults Upon Senior Securities                                               17

  Item         4        Submission of Matters to a Vote of Security Holders                           17

  Item         5        Other Information                                                             17

  Item         6        Exhibits and Reports on Form 8 - K                                            18


PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                  September 30,  December 31,
                                                                      2002          2001
                                                                   (Unaudited)    (Audited)
                                                                   -----------    ---------
ASSETS

Cash and due from banks                                             $ 26,781      $ 23,673
Investment securities:
     Securities available for sale                                   118,350       123,597
     Federal Home Loan Bank and Federal Reserve Bank Stock             4,007         3,967
Loans, net of allowance for credit losses of $7,138 at
      September 30, 2002 and $6,731 at December 31, 2001             547,038       528,614
Premises and equipment, net                                           10,891        11,381
Accrued income and other assets                                       13,341        13,593
                                                                    --------      --------

               Total assets                                         $720,408      $704,825
                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                            $ 56,573      $ 58,831
     Interest bearing                                                534,959       527,929
                                                                    --------      --------
               Total deposits                                        591,532       586,760

Federal funds purchased and retail repurchase agreements               7,926        19,677
Other borrowings                                                      52,500        30,000
Accrued expenses and other liabilities                                 5,093         5,680
                                                                    --------      --------

               Total liabilities                                     657,051       642,117
                                                                    --------      --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                --            --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,486,021 at September 30, 2002 and
               4,568,907 at December 31, 2001                          4,486         4,569
Paid-in capital                                                       24,266        26,465
Retained earnings                                                     33,113        30,178
Accumulated other comprehensive income                                 1,492         1,496
                                                                    --------      --------

               Total shareholders' equity                             63,357        62,708
                                                                    --------      --------

               Total liabilities and shareholders' equity           $720,408      $704,825
                                                                    ========      ========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                    September 30,
                                                              --------------------             ---------------------
                                                              2002            2001             2002             2001
                                                              ----            ----             ----             ----
Interest income
     Loans                                                $     9,416     $    10,638     $    27,658      $    33,529

     Federal funds sold and overnight deposits                    107             111             150              280
     Investment securities
               Taxable                                          1,235           2,119           3,987            6,135
               Tax exempt                                          50             194             243              580
               Other                                               58              71             177              231
                                                          -----------     -----------     -----------      -----------
               Total interest income                           10,866          13,133          32,215           40,755
                                                          -----------     -----------     -----------      -----------
Interest expense
     Deposits                                                   4,437           7,232          13,578           22,366
     Federal funds purchased and other borrowings                 431             496           1,103            1,929
                                                          -----------     -----------     -----------      -----------
               Total interest expense                           4,868           7,728          14,681           24,295
                                                          -----------     -----------     -----------      -----------
Net interest income                                             5,998           5,405          17,534           16,460
Provision for credit losses                                       250             315           1,215              798
                                                          -----------     -----------     -----------      -----------
Net interest income after provision for credit losses           5,748           5,090          16,319           15,662

Other income
     Service charges on deposit accounts                          783             516           2,028            1,609
     Net gain on sale of securities                                --             298             318              457
     Net gain on disposition of asset                              --              --             104               --
     Income from investment services                               51              62             197              136
     Mortgage banking fees                                        318              12             760               60
     Other income                                                 101             188             323              343
                                                          -----------     -----------     -----------      -----------
               Total other income                               1,253           1,076           3,730            2,605

Other expenses
     Salaries and employee benefits                             2,437           2,316           7,373            7,028
     Occupancy expense                                            291             264             820              770
     Furniture and equipment expense                              458             470           1,437            1,439
     Insurance expense, including FDIC assessment                  55              46             152              131
     Marketing expense                                             80              75             199              185
     Printing and supply expense                                  100             108             329              281
     Other expenses                                               617             692           2,635            1,996
                                                          -----------     -----------     -----------      -----------
               Total other expenses                             4,038           3,971          12,945           11,830

Income before income taxes                                      2,963           2,195           7,104            6,437
Income tax expense                                              1,032             664           2,386            1,883
                                                          -----------     -----------     -----------      -----------
Net income                                                      1,931           1,531           4,718            4,554
Other comprehensive income (loss)                                  83           1,746              (4)           2,975
                                                          -----------     -----------     -----------      -----------
Comprehensive income                                      $     2,014     $     3,277          $4,714      $     7,529
                                                          ===========     ===========          ======      ===========
Per share data
     Net income, basic                                    $      0.43     $      0.34     $      1.03      $      1.01
     Net income, diluted                                  $      0.42     $      0.33     $      1.01      $      0.99
     Cash dividends                                       $      0.13     $      0.13     $      0.39      $      0.38
Weighted average shares outstanding, basic                  4,549,869       4,544,457       4,587,011        4,516,280

Weighted average shares outstanding, diluted                4,658,277       4,634,312       4,682,293        4,583,446


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               ------------------
                                                                               2002          2001
                                                                               ----          ----

Cash flows from operating activities:
          Interest received                                                 $  32,645      $  40,852
          Fees and commissions received                                         3,658          3,203
          Interest paid                                                       (14,914)       (25,323)
          Noninterest expense paid                                            (12,369)       (10,498)
          Income taxes paid                                                    (2,752)        (1,951)
          Funding of loans held for sale                                      (18,824)       (12,363)
          Proceeds from sales of loans held for sale                           18,964         12,541
                                                                            ---------      ---------

               Net cash provided by operating activities                        6,408          6,461
                                                                            ---------      ---------

Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale        55,318        119,414
          Proceeds from maturities of securities available for sale                --         20,500
          Purchase of securities                                              (49,587)      (147,718)
          Capital expenditures                                                   (369)          (612)
          (Increase) decrease in other real estate owned                       (1,319)           307
          (Increase) decrease in loans                                        (18,831)       (23,494)
                                                                            ---------      ---------

               Net cash used in investing activities                          (14,788)       (31,603)
                                                                            ---------      ---------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                              (1,749)        12,187
          Increase in time deposits                                             6,521         20,795
          Increase (decrease) in federal funds purchased and
                retail repurchase agreements                                  (11,751)         3,165
          Increase (decrease) in other borrowings                              22,500         (4,000)
          Proceeds from issuance of common stock                                1,200            690
          Repurchase of common stock                                           (3,450)            --
          Dividends paid                                                       (1,783)        (1,733)
                                                                            ---------      ---------

               Net cash provided by financing activities                       11,488         31,104
                                                                            ---------      ---------

Net increase in cash and cash equivalents                                       3,108          5,962
Cash and cash equivalents, January 1                                           23,673         15,952
                                                                            ---------      ---------

Cash and cash equivalents, September 30                                     $  26,781      $  21,914
                                                                            =========      =========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                          $   1,526      $   1,647
                                                                            =========      =========


         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                              ------------------
                                                                              2002          2001
                                                                              ----          ----

Net income                                                                  $  4,718      $  4,554


Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                          1,215           798
          Depreciation                                                           961         1,114
          Accretion and amortization                                             131           353
          (Gain) loss on sale of securities available for sale                  (318)         (457)
          Funding of loans held for sale                                     (18,824)      (12,363)
          Proceeds from sales of loans held for sale                          18,964        12,541
          (Gain) loss on other assets                                           (104)          (13)
          (Increase) decrease in accrued income and other assets                 252            23
          Increase (decrease) in accrued expenses and other liabilities         (587)          (89)
                                                                            --------      --------

               Net cash provided by operating activities                    $  6,408      $  6,461
                                                                            ========      ========



         See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   Nature of Operations

          FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. FNB Southeast operates two wholly owned subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

          As of September 30, 2002, FNB Southeast operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Company and the Bank are headquartered in Reidsville, North Carolina.


3.   Comprehensive Income

          The Company's other comprehensive income for the three and nine month periods ended September 30, 2002 and 2001 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:


     (Dollars in thousands)                    Three Months Ended          Nine Months Ended
                                                  September 30,               September 30,
                                               ------------------          ------------------
                                               2002          2001          2002          2001
                                               ----          ----          ----          ----

     Unrealized gains (losses) on
         available for sale securities       $   135       $ 2,863       $   311       $ 4,878

     Reclassification of realized gains           --          (298)         (318)         (457)

     Income tax effect                           (52)         (819)            3        (1,446)
                                             -------       -------       -------       -------
     Other comprehensive income (loss)       $    83       $ 1,746       $    (4)      $ 2,975
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

                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                September 30,
                                                          ------------------           -------------------
                                                          2002          2001           2002           2001
                                                          ----          ----           ----           ----
     Weighted average number of shares
             used in basic EPS                         4,549,869      4,544,457      4,587,011      4,516,280
     Effect of dilutive stock options                    108,408         89,855         95,282         67,166
                                                       ---------      ---------      ---------      ---------
     Weighted average number of common
             shares and dilutive potential common
             shares used in dilutive EPS               4,658,277      4,634,312      4,682,293      4,583,446
                                                       =========      =========      =========      =========


     As of September 30, 2002, there were 179,416 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6.   Investment Securities Available for Sale

                                           September 30, 2002          December 31, 2001
                                         ---------------------       ---------------------
      (Dollars in thousands)             Amortized       Fair        Amortized        Fair
                                            Cost         Value         Cost          Value
                                         ---------------------       ---------------------
     U.S. Agency securities               $ 90,807      $ 92,453      $104,039      $106,032
     Mortgage backed securities             20,361        20,744         8,477         8,628
     State and municipal obligations         4,431         4,834         8,325         8,628
     Other                                     306           319           304           309
                                          --------      --------      --------      --------

     Total available for sale             $115,905      $118,350      $121,145      $123,597
                                          ========      ========      ========      ========



7.   Loans (net of unearned income)

       (Dollars in thousands)                      September 30,     December 31,
                                                       2001             2002
                                                       ----             ----
       Loan Category:

         Real estate - commercial                    $174,915         $168,419
         Real estate - residential                    120,022          129,212
         Real estate - construction                    82,061           55,861
         Commercial, financial and agricultural        80,745           90,858
         Consumer                                      95,521           89,943
                                                     --------         --------

                   Subtotal loans                     553,264
                                                                       534,293

         Loans held for sale                              912            1,052
                                                     --------         --------

                   Gross loans                       $554,176         $535,345
                                                     ========         ========


8.   Allowance for Credit Losses

                                                September 30, 2002           December 31, 2001
                                                ------------------           -----------------
                                                            % of Loans                  % of Loans
(Dollars in thousands)                                       in Each                      in Each
                                                             Category                   Category to
                                              Allowance   to Total Loans   Allowance    Total Loans
                                              ---------   --------------   ---------    -----------
Balance at end of period applicable to:

     Real estate - construction                    10            15         $   18            10
     Real estate - mortgage                       156            22            104
                                                                                              56
     Commercial                                 5,066            46          4,773
                                                                                              17
     Consumer                                   1,906            17          1,836
                                                                                              17
                                               ------        ------         ------        ------

          Total                                $7,138           100%        $6,731           100%
                                               ======        ======         ======        ======



9.   Analysis of Allowance for Credit Losses

                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
(Dollars in thousands)                                2002             2001
                                                      ----             ----
Balance, beginning of period                         $ 6,731         $ 6,311

Charge-offs                                            1,080             661
Recoveries                                              (272)           (112)
                                                     -------         -------

Net charge-offs                                          808             549
                                                     -------         -------

Allowance charged to operations                        1,215             798
                                                     -------         -------

Balance, end of period                               $ 7,138         $ 6,560
                                                     =======         =======

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                             0.20%           0.14%
                                                     =======         =======

Ratio of allowance for credit losses to
          month end loans                               1.29%           1.26%
                                                     =======         =======



                                        8
10.
    Nonperforming Assets

                                                             September 30,  December 31,
     (Dollars in thousands)                                      2001          2002
                                                                 ----          ----
     Nonaccrual (1)                                             $2,566       $ 2,260
     Past due 90 days or more and still accruing interest            9             6
     Other real estate                                           2,500         2,707


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

Summary

     Assets at September 30, 2002 were $720.4 million, an increase of $15.6 million since December 31, 2001. The increase in assets was primarily due to an increase in the Company's net loan portfolio. In the first nine months of 2002, deposits have increased $4.7 million and other borrowings have increased $22.5 million.

     Net income for the quarter ended September 30, 2002 of $1.9 million was $400,000, or 26.1% higher than the amount earned in the third quarter last year. Diluted earnings per share for the current quarter were $0.42 per share compared to $0.33 per share for the third quarter last year. For the nine months to date, earnings of $4.7 million were higher than the same period last year by $164,000, or 3.6%, and diluted earnings per share totaled $1.01 compared to $0.99 in the same period last year.

Interest Income and Interest Expense

     Third quarter total interest income was $10.9 million, a decrease of 17.3% over the same quarter last year. Average earning assets for the quarter were $677.8 million, compared to $698.4 million for the year ago period. Interest income from loans was $9.4 million, down 11.5% from $10.6 million in the third quarter of 2001. The decrease in interest income was driven primarily by a dramatic decline in the prime lending rate. Average loans of $553.8 million were 7.2% higher than the $516.7 million last year. For the third quarter, the average yield on loans was 6.74% compared to 8.17% in 2001. For the nine months ended on September 30, 2002, total interest income was $32.2 million, down 21.0% from $40.8 million in the same period in 2001, on a 3.3% decrease in average earning assets.

     Interest income on investments totaled $1.3 million for the current quarter, down 43.7% from $2.4 million for the year ago quarter. The change was primarily attributable to a 41.4% decrease in the average balance of the investment portfolio from $169.7 million in the third quarter of 2001 to $99.3 million in the third quarter of 2002. Due to calls and sales of securities within the portfolio over the last year, interest income on taxable investment securities decreased $884,000, while interest income on tax exempt securities decreased $144,000. Investment income for the nine month period decreased from $6.9 million in 2001 to $4.4 million in 2002 for the same reasons.

     Third quarter total interest expense was $4.9 million compared to $7.7 million for the third quarter of last year, a 37.0% decrease. Average interest bearing liabilities for the third quarter 2002 decreased 4.5% to $579.6 million from $607.2 million for the third quarter of 2001. Overall cost of funds for the second quarter was 3.33% and 5.05% in 2002 and 2001, respectively. Total interest expense for the first nine months of 2002 was $14.7 million, a 39.6% decrease from the $24.3 million expense for the first nine months of 2001.

     Interest expense on deposits for the third quarter decreased 38.7% to $4.4 million as average interest bearing deposits for the quarter decreased 8.7% to $516.2 million from $565.4 million in 2001. The Company elected to fund a managed decrease in relatively high cost deposits with proceeds from called or sold investment securities rather than reinvesting in securities near the perceived bottom of the interest rate cycle. The average rate for the quarter on interest bearing deposits decreased to 3.41% from 5.07% one year earlier. Deposit interest expense for the nine months ended September 30, 2002, decreased from $22.4 million in 2001 to $13.6 million in 2002.

     Interest expense on federal funds purchased and other borrowings was $431,000 for the quarter ended September 30, 2002, down 13.1% from $496,000 in the third quarter of 2001. The decrease was primarily attributable to a decline in the average rate paid on purchased funds to 2.69% in the third quarter of 2002 compared to 4.72% in the third quarter of 2001. For the nine months ended June 30, 2002 interest expense for this category was $1.1 million, down from $1.9 million in 2001 to $1.1 million in 2002.

Comparable net interest margins are as follows:
                                                           Liability

Time Period                          Asset Yield              Rate         Interest Rate Spread
-----------                          -----------              ----         --------------------
Third Quarter, 2002                     6.38%         -      3.33%       =         3.05%
Third Quarter, 2001                     7.52%         -      5.05%       =         2.47%

Year-To-Date, 2002                      6.56%         -      3.49%       =         3.07%
Year-To-Date, 2001                      8.05%         -      5.46%       =         2.59%


Noninterest Income and Expense

     Noninterest income in the third quarter of this year increased 16.5% to $1.3 million from $1.1 million in the same period last year. For the current quarter, there were no net gains from sales of investment securities, compared to $298,000 of net gains in the third quarter of last year. Deposit service charges of $783,000 for the third quarter of 2002 increased 51.7% from the $516,000 in the third quarter of 2001. This increase was due to the successful implementation of a new service that allows customers to overdraw their demand deposit accounts, on a temporary basis, in accordance with the terms of the service. Noninterest income in the third quarter of 2002 included $318,000 in mortgage banking fees and $51,000 in investment service fees compared to revenues of $12,000 and $62,000, respectively, in such categories for the previous year. The increase in mortgage banking fees for the nine months of 2002 was attributable to the operation and expansion of the mortgage banking subsidiary established in June of 2001. Total noninterest income for the first nine months of 2002 totaled $3.7 million, a 43.2% increase over the $2.6 million earned in the first nine months of 2001. During the second quarter of 2002, the Company recognized a gain of $94,000 on the sale of mortgage servicing rights. Deposit service charges of $2.0 million for the nine months were 26.0% higher than the $1.6 million recorded in the same period last year.

     Noninterest expense for the third quarter of 2002 was $4.0 million, a 1.7% increase over the $3.9 million expense in the third quarter of 2001. Compared to the year ago quarter, salaries and employee benefits increased $121,000 due to higher insurance and retirement costs; occupancy expense increased $27,000; and furniture and equipment expense decreased $12,000. Other expense for the 2002 third quarter totaled $617,000, compared to $692,000 for the year ago quarter. Other expense in the first nine months of 2002 totaled $2.6 million, an increase from $2.0 million from the first nine months of 2001. This increase was largely attributable to the write-off of $138,000 in the first quarter of 2002 of an uncollectable receivable from a U.S. government agency that guaranteed a portion of a charged-off loan, a

$60,000 expense in the second quarter to buy-out a third party service agreement and a $80,000 writedown in the second quarter related to the disposal of fixed assets. This year's nine-month noninterest expense of $12.9 million was 9.4% higher than the $11.8 million in the same period last year.

     The provision for credit losses in the third quarter of 2002 was $250,000 compared to $315,000 in 2001. The allowance for credit losses as a percentage of gross loans outstanding was 1.29% at September 30, 2002, an increase from 1.26% at September 30, 2001. For the 2002 nine months, the provision totaled $1.2 million, compared to $798,000 for the same period in 2001. The increase in the provision for credit losses was attributable to increased annualized net credit losses to average loans of 0.20% in the first nine months of 2002 compared to annualized net credit losses of 0.14% in the first nine months of 2001.

     The effective income tax rate of 33.6% for the nine months of 2002 was higher than the 29.3% rate for the same quarter of 2001. In the second quarter of 2002, the Company sold a portion of the tax-exempt investment portfolio and the related tax-exempt income stream. This has the effect of increasing the effective income tax rate.

Financial Condition

     The Company's total assets at September 30, 2002 and 2001 were $720.4 million and $724.5 million, respectively, a year -to-year decline of 0.6%. The $4.0 million decline represents a 0.6% decrease over one year earlier. Since December 31, 2001, assets have increased $15.6 million. This increase in assets was primarily due to an increase in the Company's net loan portfolio. Average earning assets for the 2002 third quarter were $677.8 million, or 2.9% lower than the $698.4 million average in the same quarter last year.

     Loans at September 30, 2002 totaled $554.2 million compared to $522.6 million one year earlier, an increase of 6.0%. Loans have increased 3.5% from $535.3 million at December 31, 2001. Average loans for the third quarter of 2002 were $553.9 million, or 7.2% higher than the $516.7 million average in the same period one year ago.

     Investment securities of $122.4 million at September 30, 2002 were 23.7% lower than the $160.3 million recorded one year earlier. Average investment securities were $99.3 million and $169.7 million for the third quarter of 2002 and 2001, respectively. The decrease in the investment portfolio was due to continued calls by issuers of various securities.

     Deposits totaled $591.5 million at September 30, 2002, a 1.8% decrease compared to $602.4 million one year ago, and a 0.8% increase from the $586.8 million recorded at December 31, 2001. At the end of the third quarter 2002, noninterest bearing deposits were $56.6 million, or 9.6% of total deposits. During the third quarter of 2002, the Company increased deposits by $53.2 million. This increase was primarily achieved through growth in short-term certificates of deposits generated in local markets. Proceeds from this initiative was used to payoff $9.0 million in outstanding Federal funds purchased and fund the $1.9 million outflow of retail repurchase agreements at June 30, 2002.

     At September 30, 2002, borrowings from the Federal Home Loan Bank of Atlanta (FHLB) totaled $52.5 million, an increase of 75.0% compared to $30.0 in FHLB borrowings million at December 31, 2001. The increase in borrowings was due to favorable funding rates and terms available at the FHLB at the time.

     Shareholders' equity increased to $63.4 million at the end of the third quarter 2002, compared to $62.7 million at December 31, 2001. The Company paid dividends of $0.13 per share during the quarter ended September 30, 2002, the same rate as the third quarter of 2001. Year to date dividends per share for 2002 were $0.39 compared to $0.38 in 2001. A stock repurchase program of up to 5% of the outstanding common stock was announced during the second quarter of this year. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. Through September 30, 2002, a total of 205,700 shares have been purchased. In accordance with North Carolina state law, repurchased shares are cancelled and are no longer considered issued.

Asset Quality

     The credit loss allowance ratio at September 30, 2002 was 1.29% compared to 1.26% at December 31, 2001 and 1.26% at September 30, 2001. For the third quarter of 2002, provision charges against earnings totaled $250,000 compared to $315,000 in the third quarter one year earlier. Net charge-offs for the 2002 third quarter totaled $20,000, or a 0.01% annualized loss ratio based on average loans outstanding. This compares to net charge-offs of $252,000, or 0.20% annualized loss ratio for the 2001 third quarter. During the third quarter of 2002, the Company received recoveries totaling approximately $180,000 on two credit relationships that had been charged-off in previous years. Annualized net charge-offs for the first nine months of 2002 and 2001 were 0.20% and 0.14%, respectively, based on average loans outstanding.

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

     Other real estate owned decreased to $2.5 million at September 30, 2002, compared to $2.7 million at December 31, 2001. Approximately $1.5 million has been transferred from loans into other real estate and approximately $1.8 million of such assets were disposed of during the first nine months of 2002. The Company has not incurred a net loss on disposition of other real estate in the current year.

Capital Resources

     Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The North Carolina Commissioner of Banks and the Board of Governors of the Federal Reserve, which are the primary regulatory agencies for FNB Southeast and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

     As shown in the table  below,  the  Company  and its  wholly-owned  banking
subsidiary   have  capital  levels   exceeding  the  minimum  levels  for  "well
capitalized" banks and financial holding companies as of September 30, 2002.

                                    Regulatory Guidelines
                                 ---------------------------------
                                    Well               Adequately                             FNB
     Ratio                       Capitalized           Capitalized        Company          Southeast
                                 -----------           -----------        -------          ---------
     Total Capital                  10.0%                  8.0%             12.5%            12.3%
     Tier 1 Capital                  6.0                   4.0              11.2             11.1
     Leverage Capital                5.0                   4.0               8.7              8.6


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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not anticipate implementation of this Statement will have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 includes (1) costs related to terminating a contract that is not a capital lease (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. At the present time, the adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

     The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of SFAS 72 and SFAS 144 and FASB Interpretation No. 9". SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of SFAS 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends SAFS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Management does not anticipate the implementation of this statement to have a material impact on the Company's consolidated financial position or consolidated results of operations.

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

     During the first nine months of 2002 the Company had net cash provided by operating activities of $6.4 million compared to $6.5 million of net cash provided by operating activities in the nine months of 2001.

     Net cash used by investing activities in the first nine months totaled $14.8 million primarily based on the purchase of $49.6 million in investment securities. This compares to the first nine months of 2001 when purchases of $147.7 million in investment securities resulted in net cash used in investing activities of $31.6 million. An increase in loans outstanding used $18.8 million in cash during 2002, compared to an increase in outstanding loans in 2001 that used $23.5 million of cash during the same period in 2001.

     Financing activities in the first nine months of 2002 provided $11.5 million, based primarily on a $22.5 million increase in other borrowings and $11.8 million used for the repayment of federal funds purchased and repurchase agreements. During the first nine months of 2001, financing activities provided $31.1 million. Time deposits provided $20.8 million of cash, while repayment of other borrowing used $4.0 million of cash during the first nine months of 2001. During the second and third quarter of 2002, the Company used $3.5 million to repurchase 205,700 of 232,377 total shares authorized to be repurchased in accordance with the share repurchase program approved by the Board in the second quarter of 2002.

     Overall cash and cash equivalents totaled $26.8 million at September 30, 2002 compared to $23.7 million at December 31, 2001 and $21.9 million at September 30, 2001.

     Liquidity is further enhanced by an approximately $115 million line of credit with the FHLB collateralized by FHLB stock, investment securities and qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is subject to approval by the FHLB before funds are advanced under the credit agreement.

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

     The Company has not experienced any substantive changes in portfolio risk during the nine months ended September 30, 2002.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Offider have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is gathered, processed and reported in a timely manner.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's evaluation, nor were there any significant deficiencies or material weaknesses in the controls which require corrective action.


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

(a)Exhibits

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

          Incorporated by reference from Annual Report on Form 10-K.

          (b)     Reports on Form 8-K

               The Company filed a Current Report on Form 8-K on September 30, 2002, to announce plans to purchase the Harrisonburg, Virginia branch of Guaranty Bank, a subsidiary of Guaranty Financial Corporation. The transaction is subject to regulatory approval.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FNB FINANCIAL SERVICES CORPORATION
                                 (Registrant)



    November 13, 2002            /s/ Michael W. Shelton
                                 -----------------------------------------------
                                 Michael W. Shelton
                                 (Vice President, Secretary and Treasurer)

                                 CERTIFICATIONS
                                 --------------


I, Ernest J. Sewell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FNB Financial Services Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3 Base on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  /s/ Ernest J. Sewell
                                         ---------------------------------------
                                         Ernest J. Sewell
                                         President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, Michael W. Shelton, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of FNB Financial Services Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3 Base on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002              /s/ Michael W. Shelton
                                     -------------------------------------------
                                     Michael W. Shelton
                                     Vice President, Secretary, Treasurer
                                     and Chief Financial Officer