Form 10-K
FNB FINANCIAL SERVICES CORP
filed 2003-03-27
CIK 742679

VIA EDGAR



Securities and Exchange Commission
450 Fifth Street, N. W.
Washington, D.C.  20549

RE: FNB Financial Services Corporation (the "Company") Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002

Ladies and Gentlemen:

On behalf of FNB Financial Services Corporation, enclosed for filing is the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The financial statements contained in the enclosed report do not reflect a change from the previous year in any accounting principles or practices, or in the method of applying any such principles or practices.

Please call Michael W. Shelton, the Company's Chief Financial Officer at (336) 634-4775 if you have any questions or if you require additional information.

Sincerely,



/s/Michael W. Shelton
---------------------

Michael W. Shelton
FNB Financial Services Corporation

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2002

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ______________

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

                     Common Stock, Par Value $1.00 Per Share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's Common Stock at March 19, 2003, held by those persons deemed by the registrant to be non-affiliates, based on the average bid and asked price of the Common Stock on that day, was approximately $73.7 million.

      As of March 19, 2003 (the most recent practicable date), the registrant had outstanding 4,432,237 shares of Common Stock, $1.00 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                      Where Incorporated
--------                                                      ------------------

1.    Proxy Statement for the Annual Meeting of                    Part III
      Shareholders to be held May 15, 2003 to be mailed to shareholders within 120 days of December 31, 2002.

                       FNB Financial Services Corporation
                                    Form 10-K
                                Table of Contents

Index                                                                                         Page
-----                                                                                         ----
PART I

      Item 1.  Business ..................................................................      1
      Item 2.  Properties ................................................................     16
      Item 3.  Legal .....................................................................     17
      Item 4.  Submission of Matters to a Vote of Security Holders .......................     17

PART II

      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .....     18
      Item 6.  Selected Financial Data ...................................................     19
      Item 7.  Management's Discussion and Analysis
                    of Financial Condition and Results of Operations .....................     20
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................     30
      Item 8.  Financial Statements and Supplementary Data ...............................     41
      Item 9.  Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure ...............................     66

PART III

     Item 10.  Directors and Executive Officers of the Registrant ........................     66
     Item 11.  Executive Compensation ....................................................     66
     Item 12.  Security Ownership of Certain Beneficial Owners and Management ............     66
     Item 13.  Certain Relationships and Related Transactions ............................     66
     Item 14.  Controls and Procedures ...................................................     66

PART IV

     Item 15.  Exhibits, the Financial Statement Schedules, and Reports on Form 8-K ......     68
               Signatures ................................................................     72
     Certification of the Chief Executive Officer
     Certification of the Chief Financial Officer

                                     PART I

Item 1. Business

General

     FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company with consolidated assets of $734.0 million, deposits of $605.0 million and shareholders' equity of $64.3 million, each as of December 31, 2002. The Company was organized in 1984 as a North Carolina bank holding company, although its predecessor and wholly-owned subsidiary, FNB Southeast (the "Bank" or "Subsidiary Bank"), opened as Rockingham Savings Bank and Trust in 1910 and was chartered as a national bank in 1918 under the name of First National Bank of Reidsville. In May 1997, the Bank changed its name to First National Bank Southeast to reflect its expansion into new markets. Effective March 15, 1999, the Bank changed its charter from a national bank to a North Carolina state bank and changed its name to FNB Southeast. The Company became a financial holding company, effective February 12, 2001, under the Gramm-Leach-Bliley Act. A financial holding company is permitted to engage in activities that are financial in nature or incidental to a financial activity. The permitted activities of a financial holding company are broader than for a bank holding company.

      Historically, the Company has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. On August 31, 1999, the Company acquired Black Diamond Savings Bank, FSB ("Black Diamond"), a federal savings bank headquartered in Norton, Virginia. By the end of 2002, FNB Southeast had increased its number of North Carolina branches from five to thirteen by closing a branch in Eden and opening nine new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro, Burgaw and Wilmington. The acquisition of Black Diamond added branches in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia.

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

      Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in January 1995, the Company adopted the following three-part strategy: (1) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past eight years the Company has: (a) increased the number of its North Carolina banking offices to thirteen by opening new offices in Eden, Ruffin, Madison, Greensboro (three offices), Burgaw and Wilmington (two offices); (b) expanded the number of its full-time personnel by adding new employees, including several senior executives; (c) completed the merger with Black Diamond to extend the Company's reach into selected Virginia markets; (d) completed a systematic review and revision of its loan administration, loan policy and credit procedures; and (e) enhanced its mix of products and services by forming investment services and mortgage banking subsidiaries.

     The Company plans to continue to pursue these objectives by strengthening its presence in existing markets and opportunistically reaching into new markets in North Carolina and Virginia. On September 25, 2002, the Bank announced it had entered into an agreement to acquire the Harrisonburg, Virginia branch of Guaranty Bank. This purchase was completed on January 24, 2003. The Company intends to hire additional qualified personnel to help manage its planned growth and to develop new products that are consistent with the Company's customer service orientation. The Company also plans, where appropriate, to continue to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

Strategy

     Expand Banking Operations. Throughout most of its 93-year history, the Company's banking activities were centered near Reidsville, North Carolina, in the north central part of the State. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new markets, such as Wilmington and Greensboro in North Carolina and into Virginia. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

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

      In August 1999, the Company acquired Black Diamond which had offices in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. These branches serve the market areas of Wise, Tazewell, Russell, Lee, Rockingham and Augusta Counties in Virginia. In December 1999, the Company opened a full service banking office in Burgaw, North Carolina. This office serves the Pender County market plus the surrounding area and compliments the Company's presence in adjacent New Hanover County. In April 2000, a second office was opened in Wilmington, North Carolina. This office primarily services the residential construction market. The Company also opened two additional branches in Greensboro, North Carolina, during April 2000. These two facilities supplement the existing office, and the Company now has three full service offices in this dynamic market.

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

      Establish a Platform for Future Growth. The Company seeks to position itself to manage its expected growth in two fundamental ways: (1) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to serving the communities in which they work and live; and (2) continue to upgrade, modify and expand its internal systems, procedures, equipment and software to improve operating efficiencies. The Company will continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products; however, management will continue to make every effort to maintain the Company's personalized approach.

      Maintain a Friendly Environment for Employees and Customers. The Company has instituted various programs to instill high morale among its employees, which the Company believes translates into exceptional customer service. The Company holds weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. The Company believes that the overall effect of these type programs is to improve morale, customer service and financial performance.

Market Areas

      For operational purposes, the Company groups its markets into four regions: the Triad and Wilmington regions of North Carolina, and the Norton and Harrisonburg regions of Virginia. The Company's deposit market share in Rockingham County, North Carolina as of June 2002, the most recent date for which data are available, was 27.2%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Company's offices, categorized by city.

Region and City                                    Deposits at December 31,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------
                                                        (In thousands)
Triad Region:
Reidsville (1) ..........................     $226,819     $198,885     $219,474
Eden (2) ................................       45,333       50,873       55,417
Madison .................................       22,482       22,302       23,387
Ruffin ..................................       10,872       11,152       10,793
Greensboro (1) ..........................       77,548       72,749       57,109
                                              --------     --------     --------
          Subtotal ......................      383,054      355,961      366,180
                                              --------     --------     --------

Wilmington Region:
Wilmington (2) ..........................       55,259       52,489       47,051
Burgaw ..................................       25,247       26,496       21,125
                                              --------     --------     --------
          Subtotal ......................       80,506       78,985       68,176
                                              --------     --------     --------

Norton Region:
Norton ..................................       58,551       67,545       57,936
Pennington Gap ..........................       22,933       26,103       26,772
Richlands ...............................       22,174       26,203       26,258
                                              --------     --------     --------
          Subtotal ......................      103,658      119,851      110,966
                                              --------     --------     --------

Harrisonburg Region:
Harrisonburg (3) ........................       37,787       31,963       24,129
                                              --------     --------     --------
          Total deposits ................     $605,005     $586,760     $569,451
                                              ========     ========     ========
------------------------
(1)   Includes three banking offices for all years.

(2)   Includes two banking offices for all years.

(3)   Includes one banking office for 2002 and 2001, and two offices for 2000.

The following is a summary description of the Company's market areas.

     Triad Region - Rockingham County. Rockingham County is located in the north central area of North Carolina. It has a land area of 565 square miles and a population of approximately 90,000. Surrounding counties are Guilford to the south, Caswell to the east, and Stokes to the west. The county is bordered on the north by Virginia. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the county. The area is served by U.S. Highways 29, 158 and 220. The county, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its effort to serve its citizens. The North Carolina

Employment Security Commission reported a December 2002 unemployment rate of 8.5% for Rockingham County. Business and government leaders in the county have made progress in diversifying the area's economy to make up for job losses in the textile and tobacco industries.

     Triad Region - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, tobacco, machinery, pharmaceuticals, microchips and electronics equipment. Guilford County, with a population of approximately 420,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the North Carolina Employment Security Commission, Guilford County reported an unemployment rate of 5.8% for December 2002, compared to a statewide unemployment rate of 6.1%.

     Wilmington Region. Wilmington is the county seat and industrial center of New Hanover County, located on the southeast coast of North Carolina. The total population of New Hanover County is approximately 160,000. The county is served by Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the region produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern North Carolina. The North Carolina Employment Security Commission reported a December 2002 unemployment rate of 5.8% for New Hanover County.

      Norton Region. Norton is located in southwestern Virginia in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. The Bank operates branches in Norton (Wise County), Pennington Gap (Lee County) and Richlands (Tazewell County). For December 2002, the Virginia Employment Commission reported the unemployment rate in Wise County was 5.5%.

     Harrisonburg Region. Rockingham County, Virginia is centrally located in the Shenandoah Valley in west central Virginia. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. The area is served by Interstate Highway 81, several primary U. S. highways, the Shenandoah Valley Regional Airport and a major rail connection. The Bank operates one branch in Harrisonburg, serving the counties of Rockingham and Augusta. The Bank has added a second branch in this market with the completion of the branch purchase from Guaranty Bank on January 24, 2003. According to the Virginia Employment Commission, the December 2002 unemployment rate for Harrisonburg was 1.3% compared to a statewide unemployment rate of 3.6%.

Lending Activities

      General. The Company offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized business and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company has also established niche markets such as residential construction lending in local markets and airplane lending in markets throughout the southeastern United States. The Company's total loans at December 31, 2002, were $563.6 million, or 76.8% of total assets. The Company also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2002, the Company had no large loan concentrations (exceeding ten percent of its portfolio) in any particular industry.

      Loan Composition. The following table summarizes, at the dates indicated, the composition of the Company's loan portfolio and the related percentage composition.

(In thousands)                                          As of December 31,
                                ------------------------------------------------------------------
                                       2002                    2001                    2000
                                ------------------      ------------------      ------------------
Real estate:
     Commercial                 $170,657      30.3%     $168,419      31.5%     $119,584      23.9%
     Residential                 119,316      21.2       130,264      24.4       150,825      30.1
     Construction                 87,696      15.6        55,861      10.4        66,148      13.2
                                --------     -----      --------     -----      --------     -----
          Total real estate      377,669      67.1%      354,544      66.3%      336,557      67.2%

Commercial, financial and
      agricultural                87,458      15.5%       90,858      17.0%       74,981      15.0%
                                --------     -----      --------     -----      --------     -----

Consumer:
     Direct                       34,074       6.0%       37,112       6.9%       46,463       9.3%
     Home equity                  54,073       9.6        46,169       8.6        39,204       7.8
     Revolving                    10,326       1.8         6,662       1.2         3,432       0.7
                                --------     -----      --------     -----      --------     -----
          Total consumer          98,473      17.4%       89,943      16.7%       89,099      17.8%
                                --------     -----      --------     -----      --------     -----

Total loans                     $563,600     100.0%     $535,345     100.0%     $500,637     100.0%
                                ========     =====      ========     =====      ========     =====

     Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $377.7 million or 67.1%, of the Company's total loans at December 31, 2002. These real estate loans are of various sizes ranging up to $6.8 million, and are secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced net recoveries on commercial real estate loans of $18,000 in 2002 and net charge-offs of $7,000 in 2001, and $346,000 in 2000.

      The Company originates residential loans for its portfolio on single and multi-family properties, both owner occupied and non-owner occupied, and at December 31, 2002, it held $119.3 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net charge-offs on residential real estate loans of $43,000 in 2002, $36,000 in 2001, and $13,000 in 2000.

     The Company also originates residential loans for sale into the secondary market. Through its mortgage banking activities, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is sold. During 2002, 2001, and 2000, the Company earned loan origination fees from these types loans of $746,000, $376,000, and $264,000, respectively. At December 31, 2002, it held $3.2 million of such loans for sale, and during 2002 it sold an aggregate of $28.0 million of such loans. The Company sells these loans on a non-recourse basis.

      The Company's current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $4.0 million. At December 31, 2002, 2001, and 2000, the Company held $87.7 million, $55.9 million, and $66.1 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company limits its lending to projects involving small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% and a net cash flow to debt service at no less than 120%. The Company historically has required a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months, although the Company occasionally will make a "mini-permanent" loan for purposes of construction and development of up to a five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced no net charge-offs from construction and development loans during 2002, 2001, or 2000.

      Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2002, the Company held $87.5 million of commercial loans, or 15.5% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Company experienced net charge-offs from commercial loans of $803,000 in 2002, $485,000 in 2001, and $62,000 in 2000.

      Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; and (iii) unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrower's residence. At December 31, 2002, the Company held $98.5 million of consumer loans, including home equity lines of credit. During 2002, 2001, and 2000, respectively, the Company experienced net consumer charge-offs of $133,000, $336,000, and $258,000.

      Loan Approval and Review. The Company has adopted various levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have retail lending limits ranging from $75,000 to $250,000. Community executives can generally approve commercial relationships up to $750,000. If the lending request exceeds the community executive's lending limit, the loan must be submitted to and approved by the senior credit officer. The senior credit officer has authority to approve commercial relationships to $1,000,000. Under joint approval, the senior credit officer and selected regional executives may approve loans up to $1,750,000 million. All loans in excess of $1,750,000 million must be approved by the President and Chief Executive Officer, who may approve loans up to $2,500,000.

      The Company has a loan review procedure involving multiple officers of the Company which is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing on an annual basis all credit relationships in excess of $250,000 in their respective portfolios. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior loan officers of the Company. The loan officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets designed to improve the Company's credit position for an early resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Company also periodically engages a third party consultant to review its loan portfolio. The Company has used the findings of the previous examinations to further enhance credit quality through improved credit administration policies and procedures.

      The Company's credit review system supplements the Company's loan rating system, pursuant to which the Company may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience of the Company in each such category, is issused to determine the adequacy of the Company's allowance for credit losses quarterly. These loans are also individually reviewed by senior credit officers of the Company to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

      See also Note 4 in the Notes to Consolidated Financial Statements on page 55 of this Annual Report on Form 10-K.

Investments

      The Company seeks to maintain an investment portfolio consistent with the overall financial needs of the Company. The following items may be considered in the purchase or sale of investment securities: liquidity, maturity, credit quality, income or other factors. The portfolio consists of federal agency and municipal securities, mortgage-backed securities and other investment securities.

      See also Note 3 in the Notes to Consolidated Financial Statements on page 54 of this Annual Report on Form 10-K.

Deposits

      The Company offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations at interest rates generally competitive with local market conditions. The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits at the dates indicated.

                                                       As of December 31,
                                                 ------------------------------
                                                  2002        2001        2000
                                                 ------      ------      ------

Non-interest bearing demand ................       10.2%       10.0%        9.6%
Savings, NOW, MMI ..........................       16.5        15.9        14.5
Certificates of deposit ....................       73.3        74.1        75.9
                                                 ------      ------      ------
                                                  100.0%      100.0%      100.0%
                                                 ======      ======      ======

      The Company accepts deposits at its 17 banking offices, 15 of which have automated teller machines ("ATMs"). The Company's memberships in the "STAR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. The Company charges competitive fees for the use of its ATM facilities by those who are not depositors with the Company. The Company controls deposit flows primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company's "Prestige" and "Priority" accounts for deposit relationships of $25,000 and $75,000, respectively, and the "FNB Club", which extends special privileges and sponsors group excursions to sites and performances of interest to account holders in certain markets over the age of
55. At December 31, 2002, the Company had $257.4 million in certificates of deposit of $100,000 or more. The Bank has joined an electronic network which allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks and amounts are typically just under $100,000 to assure FDIC insurance coverage. The Company also utilizes brokered deposits to supplement in-market deposit growth. Management believes these deposits provide effective funding sources and serve to broaden the

Company's funding base. The table below presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2002.

       Scheduled maturity of time deposits of $100,000 or more        Amount
       -------------------------------------------------------    -------------
                                                                  (In thousands)
       Less than three months .................................      $ 59,022
       Three through six months ...............................        38,400
       Seven through twelve months ............................       102,248
       Over twelve months .....................................        57,727
                                                                     --------
            Total time deposits ...............................      $257,397
                                                                     ========

      See also Note 7 in the Notes to Consolidated Financial Statements on page 57 of this Annual Report on Form 10-K.

Investment Services

      In April 2000, the Company established FNB Southeast Investment Services, Inc. as a wholly-owned subsidiary of FNB Southeast. FNB Southeast Investment Services, Inc. employs two investment advisors who split their time among the Company's branches and are available to current customers and potential customers of the Company. The advisors offer a complete line of investment products and services. The Company receives a commission based on the advisors' sales. The Company benefits by earning additional fee income and by attracting additional people to its branches that may become customers of the Bank. The subsidiary generated revenues of $308,000 in 2002, and $203,000 in 2001.

Mortgage Banking

      In June 2001, the Company established FNB Southeast Mortgage Corporation as a wholly-owned subsidiary of FNB Southeast. At inception, the new subsidiary purchased selected assets of Airlie Mortgage Company, Inc., a successful mortgage brokerage company operating three offices in the coastal area near Wilmington, North Carolina. The Company expanded the subsidiary during 2002 by hiring additional mortgage loan originators. As a result of this strategy, fee income generated by the subsidiary increased to $1,144,000 in 2002 compared to $144,000 in 2001.

Marketing

      The Company currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Company's officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services at a personal level. The Company occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. The Company has a full time marketing professional on staff and engages a marketing firm to assist with creative design, research, public relations, media placement, etc. as well as assisting with promoting the overall image of the Company to the general public and investment community.

            o Value. Among other things, the Company offers attractive rates for its financial products, including its certificates of deposit and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Company's rates, as well as by the variety of individualized services the Company promotes and offers.

            o Convenience and Service. All personnel of the Company aim toward serving the individual needs of the Company's customers. For example, senior personnel are accessible on very short notice, even after normal banking hours, by way of mobile phones and other means.

      Management intends to continue to market the Company's services through a combination of advertising campaigns, public relations activities and local affiliations. In most of its markets, the Company has established local advisory boards, comprised of community leaders, to promote the Company. While the key messages of value, convenience, service and reliability will continue to play a major role in the Company's marketing and public relations efforts, management may also focus on targeted groups, such as professionals, in addition to small to medium-sized local businesses.

      A vital part of the Company's marketing plan is the execution of a public relations strategy. Many traditional public relations methods are used in promoting its services. Management pursues media coverage, including general press, industry periodicals and other media covering banking and finance, consumer issues and special interests. Press releases, quarterly shareholder reports, media alerts and presentations are used to announce new banking services as they are added.

Competition

      Commercial banking in the southeastern portion of the United States is extremely competitive, due in large part to interstate branching. Currently, many of the Company's competitors are significantly larger and have greater resources than the Company. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have numerous branches in North Carolina and Virginia. The Company's competition is not limited to financial institutions based in North Carolina and Virginia. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, many of the Company's competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services, that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within the market area. As a result of recent interstate banking legislation, the Company's market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire North Carolina banking institutions, thereby increasing competition.

      In the Triad region of North Carolina as of June 2002, the Company competed with 21 commercial banks and three savings institutions, as well as numerous credit unions. For the same period, the Company competed with nine commercial banks, two savings institution and several credit unions in the Wilmington region of North Carolina. In the Norton region of Virginia as of June 2002, the Company competed with 19 commercial banks. For the same period, the Company competed with 15 commercial banks in the Harrisonburg region of Virginia.

Employees

      On December 31, 2002, the Company had approximately 188 full-time and 10 part-time employees. None of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

Supervision and Regulation

      Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

      General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

      In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

      As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

      Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

      Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the Federal Reserve. Under Federal Reserve regulations, member banks must maintain a minimum ratio of qualifying capital to weighted risk assets equal to 8%. At least half of the total capital is required to be Tier I Capital, with the remainder consisting of Tier II Capital. In addition to the foregoing risk based capital guidelines, member banks which receive the highest rating in the examination process and are not anticipating or experiencing any significant growth, must maintain a minimum level of Tier I Capital to total assets of 3%. Member banks which do not fall within the foregoing standards are required to maintain higher capital ratios. The Bank exceeded all applicable capital requirements as of December 31, 2002.

      Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

      Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

      North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations).

      Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

      Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination, which was conducted during July 2002.

      Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2002, the Bank had the requisite capital levels to qualify as "well capitalized".

      Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

      Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

      Gramm-Leach-Bliley Act. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), has dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

      In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and
(vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not to be disclosed to certain persons.

      The GLB Act has expanded opportunities for the Bank to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on our respective operations as they are presently conducted. However, this expanded authority also may present us with new challenges as we compete with larger financial institutions that expand their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

      USA PATRIOT Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, Title III of the USA PATRIOT Act imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

      Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification. Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Furthermore, effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks. Bank regulators are directed to consider institutions effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

      In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

      The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

      Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

Item 2. Properties

The Company leases or owns 17 banking offices, as shown in the following table:

       Location                          Owned or Leased        Deposits (1)        ATM (2)         Year Opened/Purchased
       --------                          ---------------        ------------        -------         ---------------------
202 South Main Street
Reidsville, North Carolina                   Owned (3)            $151,150            Yes                    1910(4)

1646 Freeway Drive
Reidsville, North Carolina                     Owned                37,111            Yes                    1972

202 Turner Drive
Reidsville, North Carolina                     Owned                38,558            Yes                    1969

801 South Van Buren Road
Eden, North Carolina                           Owned                29,608            Yes                    1996

151 North Fieldcrest Road
Eden, North Carolina                   Leased (expires 2008)        15,725            No                     1996

605 North Highway Street
Madison, North Carolina                        Owned                22,482            Yes                    1997

9570 US 29 Business
Ruffin, North Carolina                 Leased (expires 2004)        10,872            No                     1997

2132 New Garden Road
Greensboro, North Carolina                     Owned                39,704            Yes                    1997

4638 Hicone Road
Greensboro, North Carolina                     Owned                21,630            Yes                    2000

3202 Randleman Road
Greensboro, North Carolina                     Owned                16,214            Yes                    2000

704 South College Road
Wilmington, North Carolina             Leased (expires 2007)        54,062            Yes                    1997

7210 Wrightsville Avenue
Wilmington, North Carolina             Leased (expires 2003)        1,197             Yes                    2000

301 East Fremont Street
Burgaw, North Carolina                 Leased (expires 2004)        25,247            Yes                    1999

600 Trent Street
Norton, Virginia                               Owned                58,551            Yes                    1973

2302 Second Street
Richlands, Virginia                            Owned                22,174            Yes                    1977

700 East Morgan Avenue
Pennington Gap, Virginia                       Owned                22,933            Yes                    1979

440 South Main Street
Harrisonburg, Virginia                         Owned                37,787            Yes                    1988

(1)   Deposits as of December 31, 2002, in thousands of dollars.

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

Item 4. Submission of Matters To a Vote of Security Holders

      There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Prices and Dividend Policies

      The Company's Common Stock is traded on The Nasdaq Stock Market National Market System under the symbol "FNBF." The following table shows the high and low sale price of the Company's Common Stock on The Nasdaq Stock Market National Market System, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarters for each of the last two fiscal years. Only one cash dividend was paid during each of the fiscal quarters listed.

      Calendar Period                           High        Low   Dividends Paid
      ---------------                           ----        ---   --------------

      Quarter ended March 31, 2001             $15.52     $10.00      $ 0.12
      Quarter ended June 30, 2001               14.20      11.50        0.13
      Quarter ended September 30, 2001          15.23      12.70        0.13
      Quarter ended December 31, 2001           15.06      13.00        0.13

      Quarter ended March 31, 2002             $14.73     $13.08      $ 0.13
      Quarter ended June 30, 2002               17.25      14.05        0.13
      Quarter ended September 30, 2002          17.49      15.50        0.13
      Quarter ended December 31, 2002           17.24      15.25        0.14

      As of March 19, 2003, there were approximately 1,613 beneficial owners of the Company's common stock, including 1,225 holders of record of the Company's common stock. For a discussion as to any restrictions on the Company or the Bank's ability to pay dividends, reference Item 1 - Supervision and Regulation of the Company and the Bank.

      See also Note 18 in the Notes to Consolidated Financial Statements on page 63 of this Annual Report on Form 10-K. See also "Supervision and Regulation - Regulation of the Company, Dividend and Repurchase Limitations" and "Regulation of the Bank - Dividends."

Recent Sales of Unregistered Securities

     The Company did not sell any securities in the fiscal year ended December 31, 2002 in offerings that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

     The annual selected historical financial data presented below are derived from the audited consolidated financial statements for FNB Financial Services Corporation, FNB Southeast, FNB Southeast Mortgage Corporation and FNB Southeast Investment Services, Inc. The audited consolidated financial statements of the Company have been restated for the years prior to 1999 to reflect the acquisition of Black Diamond on August 31, 1999, in a transaction accounted for as a pooling of interests. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Table 1. Selected Financial Data

(In thousands, except per share, ratio and other data)                      At and For the Year Ended December 31,
                                                               ----------------------------------------------------------------
                                                                 2002          2001          2000          1999          1998
                                                               --------      --------      --------      --------      --------
Income Statement Data:
Net interest income                                            $ 23,753      $ 21,705      $ 22,659      $ 20,427      $ 18,378
Provision for credit losses                                       1,300         1,278         2,525         1,401         1,171
Other income                                                      5,285         4,740         2,891         2,977         3,085
Other expenses                                                   17,429        15,838        16,100        15,193        12,872
Net income                                                        6,782         6,478         4,602         4,248         5,022

Balance Sheet Data:
Assets                                                         $734,032      $704,825      $685,904      $588,419      $549,746
Loans (1)                                                       563,600       535,345       500,637       414,011       362,252
Allowance for credit losses                                       7,059         6,731         6,311         4,436         3,452
Deposits                                                        605,005       586,760       569,451       484,242       459,595
Other borrowings                                                 52,500        30,000        41,000        31,500        17,500
Shareholders' equity                                             64,333        62,708        56,392        50,730        53,631

Per Common Share Data:
Net income, basic                                              $   1.49      $   1.43      $   1.03      $   0.95      $   1.19
Net income, diluted (2)                                            1.46          1.41          1.02          0.93          1.13
Cash dividends declared                                            0.53          0.51          0.45          0.46          0.30
Book value                                                        14.40         13.72         12.56         11.30         11.81
Tangible book value                                               14.35         13.65         12.47         11.20         11.68

Other Data:
Branch offices                                                       17            17            18            15            14
Full-time employees                                                 188           204           196           189           184

Performance Ratios:
Return on average assets                                           0.97%         0.91%         0.72%         0.76%         0.97%
Return on average equity                                          10.63         10.75          8.96          8.49         11.21
Net interest margin (tax equivalent)                               3.57          3.25          3.83          3.88          3.78
Dividend payout                                                   35.55         35.94         44.42         47.98         25.37
Efficiency (3)                                                    59.71         59.05         62.20         64.50         59.50

Asset Quality Ratios:
Allowance for credit losses to period end loans                    1.25%         1.26%         1.26%         1.07%         0.95%
Allowance for credit losses to period end
    non-performing loans (4)                                     191.87        297.04        195.87        338.00        221.00
Net charge-offs to average loans                                   0.18          0.17          0.14          0.11          0.26
Non-performing assets to period end loans
    and foreclosed property (4)                                    0.94          0.92          0.84          0.45          0.85

Capital and Liquidity Ratios:
Average equity to average assets                                   9.09%         8.45%         8.07%         9.06%         8.69%
Leverage capital                                                   8.53          8.64          8.22          9.30         10.30
Tier 1 risk based capital                                         11.20         11.58         11.28         13.20         15.30
Total risk based capital                                          12.45         12.83         12.53         14.30         16.30
Average loans to average deposits                                 96.17         85.96         87.91         83.49         79.31
Average loans to average deposits
    and borrowings                                                86.85%        79.63%        79.22%        77.34%        74.47%

(1)   Loans net of unearned income, before allowance for losses.

(2)   Assumes the exercise of outstanding options to acquire common stock. See
      Note 14 to the Company's consolidated financial statements.

(3) Computed by dividing non-interest expense by the sum of taxable equivalent net interest income and non-interest income.

(4) Non-performing loans and non-performing assets include loans past due 90 days or more that are still accruing interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. See also "Forward Looking Statements" on page 72 of this Annual Report on Form 10-K.

Overview

     The Company earned $6.78 million in 2002, a 4.7% increase over the $6.48 million earned in 2001. Diluted net income per share of $1.46 for 2002 represents a 3.5% increase over diluted net income per share of $1.41 in 2001. Total assets at December 31, 2002 stood at $734.0 million compared to $704.8 million one year earlier. The increase in assets is primarily attributable to a $28.3 million increase in gross loans. Gross loans at December 31, 2002 totaled $563.6 million, up from $535.3 million at year-end 2001. Investment securities available for sale, which is the next largest component of assets, increased 1.0% to $124.9 from $123.6 million over the same respective periods.

      During 2002, deposits increased 3.1% to $605.0 million at December 31, 2002. Total purchased funds at December 31, 2002 totaled $60.8 million compared to $49.7 million at the prior year-end. Shareholders' equity increased 2.6% to $64.3 million at year-end 2002. Book value per share was $14.40 compared to $13.72 one year earlier.

      The Company's subsidiary bank, FNB Southeast, is a North Carolina chartered commercial bank that, as of December 31, 2002, operated thirteen banking offices in North Carolina and four banking offices in Virginia. On January 24, 2003, the Bank completed the acquisition of the Harrisonburg, Virginia, branch of another financial institution, bringing its total branches to 18. FNB Southeast operates two wholly owned subsidiaries. FNB Southeast Investment Services, Inc. was formed in 2000 to provide retail investment products and services. FNB Southeast Mortgage Corporation was formed in 2001 and acquired certain assets of Airlee Mortgage Corporation, and provides mortgage banking services.

Results of Operations

      Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2002 was $23.9 million, which represented a 8.3% increase from the previous year. In 2001, taxable equivalent net interest income decreased to approximately $22.1 million from approximately $23.0 million in 2000. Actual net interest income for 2002 was $23.8 million, a 9.4% increase from $21.7 million recorded in 2001. The increase in net interest income is attributable to reduced volumes of time deposits and lower overall rates paid on time deposits. The net effect was to increase the interest rate spread, which is the average yield on earning assets minus the average rate paid on interest bearing liabilities. While the average yield on earning assets declined in 2002, that decline was more than offset by the reduction in average rates paid on interest bearing liabilities. Average loans outstanding during the 2002 fiscal year were $547.8 million compared to $515.3 million in 2001, an increase of 6.3%. In the previous year, average loans outstanding were 12.1% higher than 2000. Average investment securities during 2002 were $110.3 million compared to $157.4 million in 2001 and $135.8 million in 2000.

      Trends in interest rates remained downward for the year, as the Federal Reserve decreased the federal funds rate by 50 basis points in November of 2002, which followed numerous interest rate reductions in 2001. As a result, the prime lending rate declined to 4.25% at December 31, 2002 from 4.75% at December 31, 2001 and 9.50% at December 31, 2000. This had the effect of decreasing both the earning asset yield and the interest bearing liability rate. During the year the decline in the interest bearing liability rate outpaced the decline in the earning asset yield. Additionally, the decline in interest rates resulted in an increase in the fair market value of the Company's investment portfolio. The increased fair value resulted in increased liquidity, due to securities being called and the sale of securities at a gain.

      The weighted average yield on earning assets decreased 127 basis points to 6.48% for 2002 compared to 7.75% for 2001 and 8.73% for 2000. This decrease in the asset yield in 2002 was primarily attributable to the decreased yield on loans. This was partially offset by an increase of approximately $32 million in average loans outstanding from the lower yielding investments. During the current year, the yield on loans decreased 157 basis points to 6.79% from 8.36% in 2001. This decline is due to variable rate loans that repriced lower during the year in response to decreases in the underlying index.

      The weighted average rate paid on interest bearing liabilities declined 177 basis points to 3.41% in 2002 from 5.18% in 2001 and 5.58% in 2000. Average interest bearing deposits for 2002 totaled $511.9 million, a 5.9% decrease from $544.1 million in 2001. The average balance in 2000 was $472.1 million. The overall rate for interest bearing deposits decreased 167 basis points to 3.52% in 2002 compared to 5.19% in the prior year.

      The overall rate on purchased funds decreased 246 basis points during 2002. Average purchased funds totaled $61.1 million in 2002, an increase of $13.5 million from $47.6 million in 2001. This increase was primarily attributable to higher levels of FHLB advances utilized during 2002. In 2000, average purchased funds totaled $57.4 million. Average FHLB borrowings for 2002 were $46.1 million compared to $34.4 million in 2001. The average rate paid on purchased funds was 2.51%, 4.97% and 6.47% for 2002, 2001 and 2000, respectively.

      Table 2 on page 32 summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. Table 3 on page 33 presents the changes in interest income and interest expense attributable to volume and rate changes between 2002 and 2001, and between 2001 and 2000.

Non-interest Income and Expense

      Non-interest income of $5.3 million in 2002 was $545,000, or 11.5%, more than the previous year amount of $4.7 million. In 2000, non-interest income was $2.9 million. One category of noninterest income, gain on sale of securities, experienced a significant increase in 2001 but declined in 2002. Gains on sale of securities for 2002 totaled $318,000, down from $1.8 million in 2001 and $60,000 in 2000. Service charges on deposit accounts increased to $2.8 million from $2.2 million in 2001 and $2.1 million in 2000. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges. In May 2002, the Company introduced a new service, overdraft privilege, that contributed to the increase in service charges on deposit accounts.

      Personnel expense of $9.8 million in 2002, exceeded the previous year expense of $9.3 million by $506,000, or 5.5%. Personnel expense in 2000 was $8.7 million. At December 31, 2002, the Company had approximately 188 full-time and 10 part-time employees, compared with 204 full-time and 8 part-time employees at December 31, 2001. Occupancy expenses totaled $1.1 million for 2002, which was up 1.9% from $1.0 million in 2001. Furniture and equipment expenses totaled $1.9 million in the current year, a 4.4% increase from $1.8 million recorded in 2001. The efficiency ratio, which measures non-interest expense as a percentage of net interest income plus non-interest income, was 59.7% in 2002 versus a 59.0% efficiency ratio posted in 2001 and 62.2% in 2000. Other expenses were $3.7 million compared to $2.8 million in 2001. Part of the year-over-year increase was attributable to the reversal of $260,000 of other expenses in 2001 of a $350,000 expense recorded in 2000. The expense was recorded in 2000 based on the best estimate of cost to cancel a contract with a third party data processing service provider. The contract was cancelled during 2001 and the actual cost was approximately $90,000.

      Income tax expense in 2002 was $3.5 million, an increase from $2.9 million in 2001. The effective tax rate in 2002 increased to 34.2% from 30.6% in 2001. The increase in the effective tax rate for 2002 is primarily due to the increased current expense required to provide adequate income tax provision at the year-end 2002. Income tax expense in 2000 was $2.3 million, with an effective rate of 33.5%.

Financial Condition

      The Company's consolidated assets of $734.0 million at year end increased 4.1% over the previous year, following an increase of 2.8% in 2001. Total average assets decreased 1.7% to $701.5 million in 2002, compared to $713.5 million in 2001. During 2002, the Company experienced a 1.5% decrease in average earning assets. Average earning assets totaled $670.6 million in 2002 compared to $680.5 million in 2001. The decrease in 2002 was primarily attributable to a reduction in the average investment securities balance, which was partly offset by an increase in average outstanding loans. The reduction in the average balance of securities was due to a combination of strong loan growth with a 3.2% decline in average interest bearing deposits. Average non-interest bearing deposits increased 4.2% in 2002.

      During the fourth quarter of 2001 through the second quarter of 2002, the Company implemented an asset liability strategy to reduce higher costing funding sources with funds generated primarily from investment securities called by issuers and the sales of other investment securities. Instead of reinvesting the funds from investment calls and sales during historical lows in the interest rate cycle, the Company elected to reduce the higher costing funding sources. This strategy resulted in a shrinking of the balance sheet and increased interest rate margins, as planned, since the reductions occurred in the least attractive rate structures. Starting in the third quarter of 2002, the Company returned to a more traditional strategy of attracting new deposits (primarily certificates of deposit) and using the proceeds to fund loans and investment growth.

      Gross loan growth during 2002 was $28.3 million, with outstanding loans up 5.3% at year-end, which followed increases of 6.9% in 2001 and 20.9% in 2000. Loans secured by real estate increased to $377.7 million in 2002 and represented 67.0% of total loans, compared with 66.3% at year end 2001. Within this category, commercial real estate loans increased 1.3% during fiscal 2002 to a level of $170.7 million, while residential real estate loans decreased 8.4% to $119.3 million and construction loans increased 57.0% to $87.7 million. Commercial, financial and agricultural loans totaled $87.5 million and represented 15.5% of total loans, compared with 17.0% last year-end. Consumer loans increased 9.5% during 2002, led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

      Investment securities (at amortized cost) of $126.4 million at year-end 2002 were up $1.3 million, or 1.0%, from $125.1 million at year-end 2001. U.S. Government agency securities continue to represent the major share of the total portfolio, and totaled $115.3 million, or 91.2% of the portfolio at year-end 2002, compared to $112.5 million, or 89.9% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations decreased $1.3 million and amounted to at $7.0 million at year-end. The Company's investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as "Available for Sale," which it believes offers the greatest amount of flexibility in managing a total return concept. Table 4 on page 34 presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

      Total deposits increased $18.2 million to $605.0 million at December 31, 2002. This is a 3.1% increase over $586.8 million in deposits one year earlier. This increase was driven by an $8.5 million, or 2.0% increase in time deposits, a $2.8 million, or 4.8% increase in demand deposits and a $6.9 million, or 7.4% increase in savings, NOW and MMI accounts.

      The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances of $8.3 million at year end.

      In order to attract additional deposits, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. As of December 31, 2002, FNB Southeast had approximately 77 of such certificates of deposit totaling $11.5 million, with an overall rate of 3.54% for this portfolio. This certificate portfolio decreased by $9.2 million during 2002. The Company also held $44.5 million in brokered certificates of deposit at December 31, 2002 compared to $17.0 million one year earlier. The brokered certificates have an original term of twelve to twenty-four months with maturities of $34.5 million in 2003, and $10.0 million in 2004.

      The Company also has a credit facility available with the Federal Home Loan Bank of Atlanta. Borrowing capacity is established at 17% of the subsidiary banks' total assets as submitted on regulatory financial reports. The Company also utilized a portion of its approximately $124 million line with the Federal Home Loan Bank of Atlanta to fund earning assets. FHLB borrowings totaled $52.5 million at year-end. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Asset Quality

      Management places great emphasis on maintaining the Company's asset quality. The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date.

      The loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Statement of Financial Accounting Standard No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan, and related pronouncements are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the "watch list."

      Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management's evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. There is an increased reserve percentage for each successively higher risk grade. As a result, the allowance is adjusted upon any migration of a loan to a higher risk grade within the commercial loan portfolio. The following table details the risk-graded portfolio at December 31, 2002 and 2001.

Risk                                Percent of Commercial           General
Grade     Description                Loans by Risk Grade      Reserve Percentage
-----     -----------               ---------------------     ------------------
                                       2002        2001        2002        2001
                                       ----        ----        ----        ----

Risk 1    Low Risk                     0.22%       0.62%       0.00%       0.00%

Risk 2    Lower Than Average Risk      0.53        1.09        0.40        0.25

Risk 3    Average Risk                12.15       15.33        0.65        0.45

          Moderately Higher
Risk 4    Than Average Risk           81.59       76.50        1.00        0.80

          Higher Than
Risk 5    Average Risk                 1.84        2.23        1.50        1.25

Risk 6    Special Mention              0.83        1.31        2.50        2.50

Risk 7    Substandard                  2.83        2.90       15.00       15.00

Risk 8    Doubtful                     0.00        0.03       50.00       50.00

Risk 9    Loss                         0.00        0.00      100.00      100.00

      The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. During 2002, the Company reviewed the reserve percentages for commercial risk graded loans. The change in the reserve percentages in risk grade 2 through risk grade 5 was made to better reflect the historical charge-off experience of the Company. The general reserve percentage was increased by 0.15% for risk grade 2 loans, 0.20% for risk grade 3 and risk grade 4 loans, and by 0.25% for risk grade 5 loans. The Company had 96.3% of total commercial loans in risk grade 1 through 5 in 2002 compared to 95.8% in 2001. The reserve percentages for risk grade 6, risk grade 7, risk grade 8 and risk grade 9 remained consistent with the prior year. The net effect in 2002, compared to 2001, was to reserve a higher percentage for risk grade 1 through risk grade 5.

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

      Specific impairment under SFAS No. 114. Management evaluates individually significant loans in risk grade 7 and risk grade 8 on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2002 and 2001, the recorded investment in loans considered impaired was approximately $10,567,000 and $6,857,000, respectively. Impaired loans at December 31, 2002 consisted of $818,000 of retail loans past due 90 days or more, and $9,749,000 of risk grade 7 and risk grade 8 commercial loans. Calculated reserves for impaired loans at December 31, 2002 totaled $1,904,000 and $1,748,000 one year earlier.

      Risk grade 9 loans are evaluated on an individual basis. Since these loans are considered a loss, a reserve percentage of 100% of the outstanding balance is required. The Company had no loans risk graded 9 at December 31, 2002.

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

      The 2002 provision for credit losses of $1.3 million represented a 1.7% increase from the level in 2001. As of December 31, 2002, nonperforming assets totaled $5.3 million, primarily comprised of $3.6 million in non-accrual loans and $1.7 million in other real estate owned. Those figures compare to year-ago figures of $5.0 million for nonperforming assets, which consisted of $2.3 million in non-accrual loans and $2.7 million in other real estate owned. Net charge-offs increased in 2002 to $972,000 or 0.18% of average loans outstanding, compared with $858,000 or 0.17% of average loans outstanding in the prior year. At December 31, 2002 the allowance for credit losses as a percentage of year end loans was 1.25% versus 1.26% at December 31, 2001.

      During 2002 and at December 31, 2002, the Company observed a migration in the risk graded commercial loan portfolio to risk grades indicative of higher credit risk. Specifically, as indicated in the table above, there was a migration from risk grade 3 to risk grade 4. During 2002, there was also a $3.7 million increase in impaired loans. This migration was partially offset by a decrease in retail loans past due 90 days or more from $924,000 at December 31, 2001 to $818,000 at December 31, 2002.

      Risk grade loans classified special mention, substandard and doubtful decreased from $13.1 million at year-end 2001 to $12.6 million at year-end 2002. The reserve requirement for this category of loans totaled $2.1 million for 2001 and decreased to $1.7 million for 2002. Retail loans past due 90 days or more at December 31, 2002 were $818,000, with a $323,000 reserve requirement. This compares to $924,000 in retail loans past due 90 days or more and a reserve requirement of $391,000 at December 31, 2001.

      The table below summarizes the Company's allowance as a percentage of total loans outstanding and net charge-off percentage for the past five years.

                                      2002        2001        2000        1999        1998
                                      ----        ----        ----        ----        ----
      Allowance percentage            1.25%       1.26%       1.26%       1.07%       0.95%
      Net charge-off percentage       0.18%       0.17%       0.14%       0.11%       0.26%

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

Capital Resources

      Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in Table 7 on page 37, the Company and the Subsidiary Bank both maintained capital levels exceeding the minimum levels to be "well capitalized" for the three years presented. The Bank will continue to be required to meet certain levels of capital.

Liquidity Management

      Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits. The investment portfolio at December 31, 2002, held securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that certain debt instruments in the portfolio may be called in the upcoming year.

      During 2002, the Company deployed cash flow from operating and financing activities to fund increases in the loan portfolio. Overall, cash and cash equivalents increased by $851,000 to $24.5 million at December 31, 2002.

      As presented in the consolidated statement of cash flows, the Company generated $5.6 million in operating cash flow during 2002, down 19.7% from $6.9 million in 2001. This decrease was primarily attributable to the funding of loans held for sale in excess of proceeds from the sale of such loans, although an increase in noninterest expense and income taxes paid also contributed to the decline. These declines were partly offset by an increase in the amount that interest received exceeded interest paid in each year. In 2002, interest received in excess of interest paid was $23.8 million, while in 2001, interest received in excess of interest paid was $20.7 million. This change resulted from the growth in earning assets and improving net interest margin in 2002.

      In 2002, the Company had a net increase of $27.8 million in loans compared to $37.2 million in 2001. In 2002, the Company received $92.3 million from sales and calls of securities, while purchasing $92.4 million. The turnover in the security portfolio was attributable to the reduction in interest rates during the year. In 2001, the Company purchased $149.4 million of securities, while receiving $154.4 million from sales and calls and $20.6 million from maturities.

      The Company's major financing sources during 2002 were a $9.7 million increase in savings, NOW and MMI deposits, an $8.5 million increase in time deposits and a $22.5 million increase in other borrowings, for a combined total of $40.7 million versus a combined total of $6.3 million during 2001. In total, cash flows from growth in deposits were $18.2 million in 2002, versus $17.3 million in 2001. Partially offsetting these cash inflows in 2002 was a decrease of $11.4 million in federal funds and repurchase agreements and repurchases of $4.1 million of the Company's common stock.

     Liquidity is further enhanced by an approximately $124 million line of credit with the Federal Home Loan Bank of Atlanta (FHLB) collateralized by FHLB stock, investment securities, qualifying one to four family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

      The Company also has unsecured overnight borrowing lines totaling $19 million available through four financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days.

      The Company also projects future cash flow requirements based on scheduled loan and deposit maturities, borrowing maturities, capital expenditures and other factors. At December 31, 2002 and for the upcoming twelve month period, the Company had scheduled loan maturities of $162.8 million, securities maturities of $200,000 and $345.6 million in maturing time deposits. The Company also has $100.0 million in deposits with no contractual maturity, and $61.7 million in demand deposit accounts that are subject to withdrawal during 2002. The Company has $20.0 million of borrowings that are scheduled for repayment in 2003. Anticipated capital expenditures during 2003 are approximately $1.4 million. Internal analysis indicated the Company is positioned to meet expected liquidity requirements during the upcoming twelve-month period.

      The Company also has off-balance sheet arrangements with customers that may impact the overall liquidity needs. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. The following table presents commitments and contingent liabilities at December 31, 2002.

                                                         One Year   Over One
      (Dollars in thousands)                             and Less     Year      Total
                                                         --------   --------   --------
      Commitments to extend credit                       $102,779    $4,679    $107,458
      Standby letters of credit                               283        --         283
                                                         --------    ------    --------
         Total commitments and contingent liabilities    $103,062    $4,679    $107,741
                                                         ========    ======    ========

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

Application of Critical Accounting Policies

      The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company's 2002 Annual Report. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

      The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

New Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations", that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets.

      The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The implementation of this Statement did not have a material impact on the Company's financial statements.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The implementation of this Statement did not have a material impact on the Company's financial statements.

      The FASB has issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64,Amendment of FASB Statement No. 13, and Technical Corrections".
This Statement rescinds SFAS No.4,"Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS 44,"Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS 13,"Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS 4 is encouraged. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management does not anticipate the implementation of this Statement to have a material impact on the Company's consolidated financial statements.

      In June 2002 the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statement.

      The FASB has issued SFAS 147,"Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". FASB Statement No. 72,"Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9,"Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS Statements No. 141,"Business Combinations," and No. 142,"Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

      In addition, SFAS 147 amends SFAS Statement No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

      In December 2002, the FASB issued SFAS Statement No. 148,"Accounting for Stock-Based Compensation-Transition and Disclosure". In light of recent switches by a number of companies to the recognition and measurement provisions of SFAS 123,"Accounting for Stock-Based Compensation," (and of announcements by other entities of their intentions to switch), the FASB has amended SFAS 123 to add two new transitional approaches when changing from the APB Opinion 25 intrinsic value method of accounting for stock-based employee compensation to the SFAS 123 fair value method. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28,"Interim Financial Reporting," to call for disclosure of SFAS 123 pro forma information on a quarterly basis. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.
34)." FIN 45 clarifies the requirements of FASB Statement No. 5 (SFAS
5),"Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Corporation's primary guarantees included within the scope of FIN 45 relates to financial standby letters of credit issued to commercial customers. FIN 45 requires the liability recognized in standalone arm's-length transactions to be the premium received or receivable by the guarantor. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

      In January 2003 the FASB issued FASB Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities (an interpretation of ARB No.51)." FIN 46 addresess the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

      Based on the Company's operations as of December 31, 2002, none of these standards are expected to have a material effect on the Company's financial statements.

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

      A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company's primary earnings component, net interest income. This process involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.

      The measurement of the Company's interest rate sensitivity, or "gap", is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. Table 8 on page 38 indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2002, to be 0.81%. This ratio indicates that a larger balance of liabilities compared to assets, could potentially reprice during the upcoming twelve month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. The overall risk to net interest income is also influenced by the Company's level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 48.2% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

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

      Table 9 on page 39 presents the Company's financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2002.

Table 2
Average Balance and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(In thousands, except percentages)

                                                                               Year Ended December 31,
                                                    ----------------------------------------------------------------------------
                                                                     2002                                    2001
                                                    ------------------------------------    ------------------------------------
                                                                   Interest      Average                   Interest      Average
                                                     Average       Income/       Yield/      Average       Income/       Yield/
                                                     Balance       Expense        Rate       Balance       Expense        Rate
                                                    ---------      --------      -------    ---------      --------      -------
Interest earning assets:
Loans, net (1)                                      $ 547,816      $37,199        6.79%     $ 515,287      $43,069        8.36%
Taxable investment securities                         100,418        5,375        5.35        136,782        7,916        5.79
Tax-exempt investment securities (2)                    5,766          452        7.84         15,083        1,114        7.39
Other securities                                        4,082          232        5.68          5,530          297        5.37
Overnight deposits                                     12,548          205        1.63          7,851          317        4.04
Federal funds sold                                         --           --        0.00             --           --        0.00
                                                    ---------      -------                  ---------      -------
     Total earning assets                             670,630       43,463        6.48        680,533       52,713        7.75

Non-earning assets:
Cash and due from banks                                14,597                                  15,048
Premises and equipment                                 11,072                                  11,738
Other assets                                           12,159                                  12,673
Less: Allowance for credit loss                        (6,928)                                 (6,503)
                                                    ---------                               ---------
     Total assets                                   $ 701,530                               $ 713,489
                                                    =========                               =========

Interest bearing liabilities:
Savings and NOW                                     $  45,172          231        0.51      $  44,407          314        0.71
MMI                                                    50,531        1,061        2.10         46,379        1,583        3.41
Time deposits                                         416,226       16,730        4.02        453,305       26,364        5.82
Federal funds purchased, borrowed funds and
securities sold under agreements to
repurchase                                             61,121        1,533        2.51         47,617        2,368        4.97
                                                    ---------      -------                  ---------      -------
     Total interest bearing liabilities               573,050       19,555        3.41        591,708       30,629        5.18

Other liabilities and shareholder's equity
Demand deposits                                        57,708                                  55,358
Other liabilities                                       6,982                                   6,168
Shareholders' equity                                   63,790                                  60,255
                                                    ---------                               ---------
     Total liabilities and shareholders' equity     $ 701,530                               $ 713,489
                                                    =========                               =========

Net interest income and net yield on
     earning assets (3)                                            $23,908        3.57%                    $22,084        3.25%
                                                                   =======        ====                     =======        ====

Interest rate spread (4)                                                          3.07%                                   2.57%
                                                                                  ====                                    ====

                                                          Year Ended December 31,
                                                    ------------------------------------
                                                                     2000
                                                    ------------------------------------
                                                                   Interest      Average
                                                     Average       Income/       Yield/
                                                     Balance       Expense        Rate
                                                    ---------      --------      -------
Interest earning assets:
Loans, net (1)                                      $ 459,731      $43,588        9.48%
Taxable investment securities                         117,263        7,084        6.04
Tax-exempt investment securities (2)                   13,788        1,132        8.21
Other securities                                        4,769          334        7.00
Overnight deposits                                      3,885          270        6.95
Federal funds sold                                      2,828          153        5.41
                                                    ---------      -------
     Total earning assets                             602,264       52,561        8.73

Non-earning assets:
Cash and due from banks                                17,504
Premises and equipment                                 11,231
Other assets                                           10,313
Less: Allowance for credit loss                        (5,102)
                                                    ---------
     Total assets                                   $ 636,210
                                                    =========

Interest bearing liabilities:
Savings and NOW                                     $  46,686          634        1.36%
MMI                                                    41,905        1,819        4.34
Time deposits                                         383,488       23,355        6.09
Federal funds purchased, borrowed funds and
securities sold under agreements to
repurchase                                             57,362        3,709        6.47
                                                    ---------      -------
     Total interest bearing liabilities               529,441       29,517        5.58

Other liabilities and shareholder's equity
Demand deposits                                        50,877
Other liabilities                                       4,519
Shareholders' equity                                   51,373
                                                    ---------
     Total liabilities and shareholders' equity     $ 636,210
                                                    =========

Net interest income and net yield on
     earning assets (3)                                            $23,044        3.83%
                                                                   =======        ====

Interest rate spread (4)                                                          3.15%
                                                                                  ====

------------------------

(1) The average loan balances include non-accruing loans and only interest income actually collected and recognized.

(2) The fully tax equivalent basis is computed using a federal tax rate of 34%.

(3) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(4)   Earning asset yield minus interest bearing liabilities rate.

Table 3
Volume and Rate Variance Analysis
Fully Taxable Equivalent Basis

(In thousands)

                                                                           Year Ended December 31,
                                               --------------------------------------------------------------------------------
                                                           2002 vs. 2001                              2001 vs. 2000
                                               -------------------------------------      -------------------------------------
                                               Volume (2)     Rate (2)        Total       Volume (2)     Rate (2)        Total
                                                Variance      Variance      Variance       Variance      Variance      Variance
                                               ----------     --------      --------      ----------     --------      --------
Interest income:
Loans, net                                      $ 2,719       $(8,589)      $ (5,870)      $ 5,267       $(5,786)      $  (519)
Taxable investment securities                    (2,104)         (437)        (2,541)        1,179          (347)          832
Tax-exempt investment securities (1)               (688)           26           (662)           77           (95)          (18)
Other securities                                    (78)           13            (65)           53           (90)          (37)
Deposits with FHLB                                  190          (302)          (112)          276          (229)           47
Federal funds sold and securities
purchased under the agreement to resale              --            --             --          (153)           --          (153)
                                                -------       -------       --------       -------       -------       -------
     Total interest income                           22        (9,272)        (9,250)        6,699        (6,547)          152
                                                -------       -------       --------       -------       -------       -------

Interest expense:
Savings and NOW                                       5           (88)           (83)          (31)         (289)         (320)
MMI                                                 142          (664)          (522)          194          (430)         (236)
Time deposits                                    (2,156)       (7,478)        (9,634)        4,252        (1,243)        3,009
Federal funds purchased, borrowed funds
     and securities sold under agreements
     to repurchase                                  672        (1,507)          (835)         (630)         (711)       (1,341)
                                                -------       -------       --------       -------       -------       -------
     Total interest expense                      (1,337)       (9,737)       (11,074)        3,785        (2,673)        1,112
                                                -------       -------       --------       -------       -------       -------

Increase (decrease) in net interest income      $ 1,359       $   465       $  1,824       $ 2,914       $(3,874)      $  (960)
                                                =======       =======       ========       =======       =======       =======

------------------------
(1) Yields on nontaxable securities are stated on a taxable-equivalent basis, assuming a 34% Federal tax rate. The adjustments made to convert to a taxable-equivalent basis were $155,000 for 2002, $379,000 for 2001 and $385,000 for 2000.

(2) Changes attributable to both volume and rate have been allocated proportionately.

Table 4
Investment Securities

(In thousands, except percentages)

                                As of December 31, 2002            As of December 31, 2001             As of December 31, 2000
                          ---------------------------------   ---------------------------------   ---------------------------------
                                                   Weighted                            Weighted                            Weighted
                          Amortized       Fair      Average   Amortized       Fair      Average   Amortized       Fair      Average
                             Cost         Value      Yield       Cost         Value      Yield       Cost         Value      Yield
                          ---------     --------   --------   ---------     --------   --------   ---------     --------   --------
U.S. Treasury              $     --     $     --     0.00%     $     --     $     --     0.00%     $    200     $    200     6.39%
U.S. government agency      115,309      117,412     4.58       112,516      114,660     6.13       127,859      127,301     5.81
State and municipal
  obligations (1)             7,036        7,351     7.44         8,325        8,628     8.46        16,097       16,928     8.31
Other debt securities           306          321     6.83           304          309     6.83         1,331        1,309     6.35
Other equity                  3,732        3,732     5.58         3,967        3,967     6.19         3,967        3,967     7.33
                           --------     --------               --------     --------               --------     --------
     Total investment
       securities (1)      $126,383     $128,816     4.58      $125,112     $127,564     6.32      $149,454     $149,705     6.24
                           ========     ========               ========     ========               ========     ========

                                                                       As of December 31, 2002
                                      ---------------------------------------------------------------------------------------------
                                                           After One          After Five
                                          Within            Year to           Years to             After            Weighted
                                         One Year          Five Years         Ten Years          Ten Years           Average
                                      --------------    ---------------    ---------------    ---------------   -------------------
                                      Amount   Yield    Amount    Yield    Amount    Yield    Amount    Yield    Total    Yield (1)
                                      ------   -----    ------    -----    ------    -----    ------    -----   --------  ---------
U.S. government agency                 $ --    0.00%   $58,877    4.08%   $43,821    5.31%   $12,611    4.40%   $115,309    4.58%
State and municipal obligations (1)     200    6.29        907    4.96      2,199    4.94      3,730    4.51       7,036    7.44
Other debt securities                    --    0.00         --    0.00        306    6.83         --    0.00         306    6.83
                                       ----            -------            -------            -------            --------
     Total debt securities (1)         $200    6.29    $59,784    4.10    $46,326    5.26    $16,341    4.43    $122,651    4.58
                                       ====            =======            =======            =======            ========

------------------------
(1)   Yields stated on a tax equivalent basis.

Table 5
Loan Portfolio Composition
(In thousands, except percentages)

                                                                     As of December 31,
                              ------------------------------------------------------------------------------------------------
                                    2002                2001                2000                1999                1998
                              ----------------    ----------------    ----------------    ----------------    ----------------
Real Estate:
     Commercial               $170,657    30.3%   $168,419    31.5%   $119,584    23.9%   $ 94,798    26.2%   $ 94,798    26.2%
     Residential               119,316    21.2     130,264    24.4     150,825    30.1     120,143    33.2     120,143    33.2
     Construction               87,696    15.6      55,861    10.4      66,148    13.2      29,794     8.2      29,794     8.2
                              --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
          Total real estate    377,669    67.1     354,544    66.3     336,557    67.2     244,735    67.6     244,735    67.6

Commercial, financial and
     Agricultural               87,458    15.5      90,858    17.0      74,981    15.0      49,822    13.8      49,822    13.8
                              --------   -----    --------   -----    --------   -----    --------   -----    --------   -----

Consumer:
     Direct                     34,074     6.0      37,112     6.9      46,463     9.3      32,368     8.9      32,368     8.9
     Home equity                54,073     9.6      46,169     8.6      39,204     7.8      26,723     7.4      26,723     7.4
     Revolving                  10,326     1.8       6,662     1.2       3,432     0.7       8,604     2.3       8,604     2.3
                              --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
          Total consumer        98,473    17.4      89,943    16.7      89,099    17.8      67,695    18.6      67,695    18.6
                              --------   -----    --------   -----    --------   -----    --------   -----    --------   -----
Total                         $563,600   100.0%   $535,345   100.0%   $500,637   100.0%   $362,252   100.0%   $362,252   100.0%
                              ========   =====    ========   =====    ========   =====    ========   =====    ========   =====

                                                                         As of December 31, 2002
                                           -----------------------------------------------------------------------------------
                                                                                                   Rate Structure for Loans
                                                              Maturity                              Maturing Over One Year
                                           -----------------------------------------------      ------------------------------
                                                        Over One       Over                     Predetermined      Floating or
                                           One Year      Year to       Five                        Interest        Adjustable
                                            or Less    Five Years      Years       Total             Rate             Rate
                                           --------    ----------    --------     --------      -------------      -----------
Commercial, financial and agricultural     $ 47,310     $ 60,856     $ 14,778     $122,944         $ 29,827         $ 45,807
Real estate - construction                   59,604       16,401        3,882       79,887            8,495           11,788
Real estate - residential                    12,488       44,853       61,975      119,316           90,756           16,072
Real estate - commercial                     29,991       85,315       14,682      129,988           45,863           54,134
Consumer                                     13,364       39,367       58,734      111,465           41,216           56,885
                                           --------     --------     --------     --------         --------         --------
          Total                            $162,757     $246,792     $154,051     $563,600         $216,157         $184,686
                                           ========     ========     ========     ========         ========         ========

                                                                                As of December 31,
                                                               --------------------------------------------------
                                                                2002       2001       2000       1999       1998
                                                               ------     ------     ------     ------     ------
Non-performing assets:
Non-accrual loans                                              $3,614     $2,266     $3,222     $1,195     $1,474
Loans past due 90 days or more and still accruing interest         65          6         --        117         87
Other real estate                                               1,662      2,707      1,007        534      1,518

Table 6
Summary of Allowance for Credit Losses

(In thousands except ratios and percentages)

                                               2002        2001        2000        1999        1998
                                              ------      ------      ------      ------      ------
Balance, beginning of period                  $6,731      $6,311      $4,436      $3,452      $3,185

Charge-offs:
     Commercial                                1,017         510          65          --         597
     Real estate-construction                     --          --          --          --          --
     Real estate-mortgage                         32          43         359          --           4
     Consumer                                    220         448         380         512         407
                                              ------      ------      ------      ------      ------
          Total charge-offs                    1,269       1,001         804         512       1,008
                                              ------      ------      ------      ------

Recoveries:
     Commercial                                  188          25          --           5          12
     Real estate-construction                     --          --          --          --          --
     Real estate-mortgage                          7          --          --          --          --
     Consumer                                    102         118         154          90          92
                                              ------      ------      ------      ------      ------
         Total recoveries                        297         143         154          95         104
                                              ------      ------      ------      ------      ------

Net charge-offs                                  972         858         650         417         904
Provision charged to operations                1,300       1,278       2,525       1,401       1,171
                                              ------      ------      ------      ------      ------
Balance, end of period                        $7,059      $6,731      $6,311      $4,436      $3,452
                                              ======      ======      ======      ======      ======

Ratio of net charge-offs to average loans       0.18%       0.17%       0.14%       0.11%       0.26%
                                              ======      ======      ======      ======      ======

Ratio of allowance to year end loans            1.25%       1.26%       1.26%       1.07%       0.95%
                                              ======      ======      ======      ======      ======

Allocation of the Allowance for Credit Losses

                                                 2002              2001              2000              1999              1998
                                            --------------    --------------    --------------    --------------    --------------
                                              $      % (1)      $      % (1)      $      % (1)      $      % (1)      $      % (1)
                                            -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Balance at end of period applicable to:
     Commercial                             5,201      16     4,773      17     4,523      15     2,242      14     1,549      14
     Real estate-construction                   7      16        18      10        28      13        50       8         4       8
     Real estate-mortgage                     180      51       104      56       125      54       868      60       330      59
     Consumer                               1,671      17     1,836      17     1,635      18     1,276      18     1,320      19
                                            -----     ---     -----     ---     -----     ---     -----     ---     -----     ---
Total allocation                            7,059     100     6,731     100     6,311     100     4,436     100     3,452     100
                                            =====     ===     =====     ===     =====     ===     =====     ===     =====     ===

(1)   Percent of loans in each category to total loans.

Table 7
Regulatory Capital

(In thousands, except percentages)

                                                        As of or for year ended December 31,
                                           ------------------------------------------------------------
                                                 2002                  2001                  2000
                                           ----------------      ----------------      ----------------
Total capital to risk weighted assets
     Consolidated                          $69,614     12.4%     $67,468     12.8%     $62,028     12.5%
     Subsidiary Bank                        68,241     12.2       65,221     12.4       61,319     12.4

Tier 1 capital to risk weighted assets
     Consolidated                           62,622     11.2       60,888     11.6       55,841     11.3
     Subsidiary Bank                        61,253     11.0       58,658     11.2       55,132     11.1

Tier 1 capital to average assets
     Consolidated                           62,622      8.5       60,888      8.6       55,841      8.2
     Subsidiary Bank                        61,253      8.4       58,658      8.3       55,132      8.1

Table 8
Interest Sensitivity Analysis

(In thousands, except ratios)

                                                                                  As of December 31, 2002
                                                     -------------------------------------------------------------------------------

                                                                                                  Total         Total
                                                       1 - 90     91 - 180       181 - 365      Sensitive     Sensitive
                                                        Day          Day            Day          Within          Over
                                                     Sensitive    Sensitive      Sensitive      One Year       One Year       Total
                                                     ---------    ---------      ---------      ---------     ----------    --------
Interest earning assets:
Loans, net of non-accruals                            $295,782     $ 17,607      $  22,836      $ 336,225      $223,761     $559,986
U. S. government agency                                     --           --             --             --       115,310      115,310
State and municipal obligations                             --          200             --            200         6,836        7,036
Other investment securities                              4,037           --             --          4,037            --        4,037
Overnight deposits                                       7,946           --             --          7,946            --        7,946
                                                      --------     --------      ---------      ---------      --------     --------
     Total interest earning assets                     307,765       17,807         22,836        348,408       345,907      694,315
                                                      --------     --------      ---------      ---------      --------     --------

Interest bearing liabilities:
NOW                                                     18,276           --             --         18,276        12,184       30,460
MMI                                                     25,732           --             --         25,732        25,732       51,464
Savings                                                 10,817           --             --         10,817         7,211       18,028
Time deposits                                          105,705       74,765        165,329        345,799        97,603      443,402
Overnight borrowings                                     8,258           --             --          8,258            --        8,258
Other borrowings                                        20,000           --             --         20,000        32,500       52,500
                                                      --------     --------      ---------      ---------      --------     --------
     Total interest bearing liabilities                188,788       74,765        165,329        428,882       175,230      604,112
                                                      --------     --------      ---------      ---------      --------     --------

Interest sensitivity gap                              $118,977     $(56,958)     $(142,493)     $ (80,474)     $170,677     $ 90,203
                                                      ========     ========      =========      =========      ========     ========

Ratio of interest sensitive assets to liabilities         1.63         0.24           0.14           0.81          1.97         1.15

Table 9
Market Risk of Financial Instruments

(In thousands, except percentages)

                                                Contractual Maturities as of December 31, 2002
                                  -----------------------------------------------------------------------
                                                                                       After               Average  Estimated
                                    2003       2004      2005       2006      2007   Five Years   Total     Rate      Value
                                  --------   -------   --------   -------   -------  ----------  --------  -------  ---------
Financial assets:
     Debt securities              $    200   $ 1,215   $ 15,263   $17,217   $26,089   $ 62,667   $122,651   4.58%   $125,084
     Loans:
          Fixed rate                72,691    28,855     49,131    26,596    23,351     91,140    291,764   7.64     292,298
          Variable rate             90,066    22,728     38,699    30,714    26,718     62,911    271,836   4.74     271,602
                                  --------   -------   --------   -------   -------   --------   --------           --------
     Total financial assets       $162,957   $52,798   $103,093   $74,527   $76,158   $216,718   $686,251   5.94%   $688,984
                                  ========   =======   ========   =======   =======   ========   ========           ========

Financial liabilities:
     NOW                          $ 30,461   $    --   $     --   $    --   $    --   $     --   $ 30,461   0.25%   $ 27,499
     MMI                            51,465        --         --        --        --         --     51,465   2.04      51,424
     Savings                        18,027        --         --        --        --         --     18,027   0.50      16,410
     Time deposits                 345,638    52,736     27,737     4,687    11,975        628    443,401   3.57     450,581
     Other borrowings               20,000     7,500         --        --    15,000     10,000     52,500   2.94      53,544
     Federal funds purchased
          and retail repurchase      8,258        --         --        --        --         --      8,258   1.25       8,258
                                  --------   -------   --------   -------   -------   --------   --------           --------
Total financial liabilities       $473,849   $60,236   $ 27,737   $ 4,687   $26,975   $ 10,628   $604,112   3.09%   $607,716
                                  ========   =======   ========   =======   =======   ========   ========           ========

                                                Contractual Maturities as of December 31, 2001
                                  -----------------------------------------------------------------------   Average  Estimated
                                                                                        Over               Interest    Fair
                                    2002       2003      2004       2005      2006   Five Years   Total      Rate      Value
                                  --------   -------   --------   -------   -------  ----------  --------  --------  ---------
Financial assets:
     Debt securities              $    145   $   440   $  5,223   $ 5,945   $26,819   $ 82,573   $121,145    6.35%   $123,597
     Loans:
          Fixed rate                26,560    22,495     38,425    24,632    19,860     88,615    220,587    8.56     220,902
          Variable rate            109,206    21,118     36,071    38,426    30,980     78,957    314,758    5.40     316,441
                                  --------   -------   --------   -------   -------   --------   --------           --------
     Total financial assets       $135,911   $44,053   $ 79,719   $69,003   $77,659   $250,145   $656,490    6.64%   $660,940
                                  ========   =======   ========   =======   =======   ========   ========           ========

Financial liabilities:
     NOW                          $ 26,967   $    --   $     --   $    --   $    --   $     --   $ 26,967    0.21%   $ 26,967
     MMI                            48,749        --         --        --        --         --     48,749    1.94      48,749
     Savings                        17,323        --         --        --        --         --     17,323    0.57      17,323
     Time deposits                 340,534    53,923     20,234    17,013     2,463        723    434,890    4.83     446,317
     Borrowings                     15,000     5,000         --        --        --     10,000     30,000    3.02      29,587
     Federal funds purchased
          and retail repurchase     19,677        --         --        --        --         --     19,677    1.88      19,677
                                  --------   -------   --------   -------   -------   --------   --------           --------
   Total financial liabilities    $468,250   $58,923   $ 20,234   $17,013   $ 2,463   $ 10,723   $577,606    3.89%   $555,620
                                  ========   =======   ========   =======   =======   ========   ========           ========

Table 10
Quarterly Financial Data

(In thousands, except per share data)

                                                         2002                                        2001
                                       ----------------------------------------    ----------------------------------------
                                       4th Qtr    3rd Qtr    2nd Qtr    1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                       -------    -------    -------    -------    -------    -------    -------    -------
Interest income                        $11,093    $10,866    $10,616    $10,733    $11,579    $13,133    $13,662    $13,960
Interest expense                         4,874      4,868      4,611      5,202      6,334      7,728      8,164      8,403
                                       -------    -------    -------    -------    -------    -------    -------    -------

Net interest income                      6,219      5,998      6,005      5,531      5,245      5,405      5,498      5,557
Provision for credit losses                 85        250        680        285        480        315        260        223
                                       -------    -------    -------    -------    -------    -------    -------    -------

Net interest income after provision
     for credit losses                   6,134      5,748      5,325      5,246      4,765      5,090      5,238      5,334
                                       -------    -------    -------    -------    -------    -------    -------    -------

Other income                             1,555      1,252      1,548        930      2,135      1,076        834        695
Other expenses                           4,484      4,037      4,577      4,331      4,008      3,971      3,945      3,914
                                       -------    -------    -------    -------    -------    -------    -------    -------

Income before income taxes               3,205      2,963      2,296      1,845      2,892      2,195      2,127      2,115
Income taxes                             1,141      1,032        761        593        968        664        608        611
                                       -------    -------    -------    -------    -------    -------    -------    -------

Net income                             $ 2,064    $ 1,931    $ 1,535    $ 1,252    $ 1,924    $ 1,531    $ 1,519    $ 1,504
                                       =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share:
     Basic                             $  0.46    $  0.43    $  0.33    $  0.27    $  0.42    $  0.34    $  0.34    $  0.33
     Diluted                           $  0.45    $  0.42    $  0.32    $  0.27    $  0.42    $  0.33    $  0.33    $  0.33

    Management's Report on the Financial Statements and the Internal Control
                      of FNB Financial Services Corporation

      Management of FNB Financial Services Corporation ("the Company") is responsible for the preparation, integrity and fair presentation of the Company's annual consolidated financial statements. The annual consolidated financial statements included in the 2002 Annual Report have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management has also prepared the financial and other information included in the year-end Call Report prepared by the Company's wholly-owned subsidiary, FNB Southeast, and is responsible for its accuracy and consistency with the financial statements.

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

      In accordance with the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), management has made its own assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2002, based on the criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, the Company's internal control was effective in achieving the objectives stated above.


/s/ Ernest J. Sewell      /s/ Pressley A. Ridgill        /s/ Michael W. Shelton

Ernest J. Sewell          Pressley A. Ridgill            Michael W. Shelton
President and             Executive Vice President and   Vice President,
Chief Executive Officer   Chief Operating Officer        Secretary and Treasurer

March 6, 2003

                        Report of Independent Accountants

To The Board of Directors and Shareholders of FNB Financial Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of FNB Financial Services Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
January 31, 2003

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets

December 31, 2002 and 2001
(Dollars in thousands, except share data)

                                                                                         2002        2001
                                                                                       --------    --------
ASSETS
Cash and due from banks ...........................................................    $ 24,524    $ 23,673
Investment securities:
     Available for sale ...........................................................     125,084     123,597
     Federal Home Loan Bank and Federal Reserve Bank Stock ........................       3,732       3,967
Loans, net of allowance for credit losses of  $7,059 in 2002 and $6,731 in 2001 ...     556,541     528,614
Premises and equipment, net .......................................................      10,916      11,381
Accrued income and other assets ...................................................      13,235      13,593
                                                                                       --------    --------
          Total assets ............................................................    $734,032    $704,825
                                                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing ..........................................................    $ 61,651    $ 58,831
     Interest-bearing .............................................................     543,354     527,929
                                                                                       --------    --------
          Total deposits ..........................................................     605,005     586,760
Federal funds purchased and retail repurchase agreements ..........................       8,258      19,677
Other borrowings ..................................................................      52,500      30,000
Accrued expenses and other liabilities ............................................       3,936       5,680
                                                                                       --------    --------
          Total liabilities .......................................................     669,699     642,117
                                                                                       --------    --------

Commitments and Contingent Liabilities: See Note 16

Shareholders' equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued ........          --          --
Common stock, $1.00 par value;
     Authorized - 40,000,000 shares; Outstanding -
     4,467,239 in 2002 and 4,568,907 in 2001 ......................................       4,467       4,569
Paid-in capital ...................................................................      23,833      26,465
Retained earnings .................................................................      34,549      30,178
Accumulated other comprehensive income ............................................       1,484       1,496
                                                                                       --------    --------
          Total shareholders' equity ..............................................      64,333      62,708

                                                                                       --------    --------
          Total liabilities and shareholders' equity ..............................    $734,032    $704,825
                                                                                       ========    ========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share data)

                                                               2002         2001       2000
                                                             --------     -------    -------
Interest income
     Loans ..............................................    $ 37,199     $43,069    $43,588
     Federal funds sold and overnight deposits ..........         205         317        423
     Investment securities
          Taxable .......................................       5,375       7,916      7,084
          Tax exempt ....................................         297         735        747
     Other ..............................................         232         297        334
                                                             --------     -------    -------
               Total interest income ....................      43,308      52,334     52,176
                                                             --------     -------    -------
Interest expense
     Deposits ...........................................      18,022      28,261     25,808
     Federal funds purchased and other borrowings .......       1,533       2,368      3,709
                                                             --------     -------    -------
               Total interest expense ...................      19,555      30,629     29,517
                                                             --------     -------    -------
Net interest income .....................................      23,753      21,705     22,659
Provision for credit losses .............................       1,300       1,278      2,525
                                                             --------     -------    -------
Net interest income after provision for credit losses ...      22,453      20,427     20,134
                                                             --------     -------    -------
Other income
     Service charges on deposit accounts ................       2,819       2,180      2,072
     Other service charges and fees .....................         696         460        703
     Mortgage banking fees ..............................       1,144         144          8
     Investment services fees ...........................         308         203         48
     Net gain on securities available for sale ..........         318       1,753         60
                                                             --------     -------    -------
               Total other operating income .............       5,285       4,740      2,891
                                                             --------     -------    -------
Other expenses
     Salaries and employee benefits .....................       9,787       9,281      8,699
     Occupancy expense ..................................       1,053       1,033        871
     Furniture and equipment expense ....................       1,926       1,844      1,507
     Insurance expense, including FDIC assessment .......         198         186        250
     Marketing expense ..................................         289         241        447
     Printing and supply expense ........................         443         376        308
     Other expenses .....................................       3,733       2,877      4,018
                                                             --------     -------    -------
               Total other expenses .....................      17,429      15,838     16,100
                                                             --------     -------    -------
Income before income taxes ..............................      10,309       9,329      6,925
Income tax expense ......................................       3,527       2,851      2,323
                                                             --------     -------    -------
Net income ..............................................       6,782       6,478      4,602
Other comprehensive income (loss) .......................         (12)      1,343      3,013
                                                             --------     -------    -------
Comprehensive income ....................................    $  6,770     $ 7,821    $ 7,615
                                                             ========     =======    =======
Net income per share, basic .............................    $   1.49     $  1.43    $  1.03
                                                             ========     =======    =======
Net income per share, diluted ...........................    $   1.46     $  1.41    $  1.02
                                                             ========     =======    =======

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

                                                   2002         2001         2000
                                                 --------     --------     --------
Common stock
     Balance at beginning of period .........    $  4,569     $  4,488     $  4,479
     Stock repurchase .......................        (246)          --           --
     Stock issuance .........................          --           --            3
     Dividend reinvestment plan .............          --            4            2
     Exercise of stock options ..............         144           77            3
     Employee 401(k) plan ...................          --           --            1
                                                 --------     --------     --------
     Balance at end of period ...............       4,467        4,569        4,488
                                                 --------     --------     --------

Paid-in capital
     Balance at beginning of period .........      26,465       25,723       25,653
     Stock repurchase .......................      (3,883)          --           --
     Stock issuance .........................          --           --           (3)
     Dividend reinvestment plan .............          --           34           28
     Exercise of stock options ..............       1,249          708           40
     Employee 401(k) plan ...................          --           --            5
     Employee stock awards ..................           2           --           --
                                                 --------     --------     --------
     Balance at end of period ...............      23,833       26,465       25,723
                                                 --------     --------     --------

Retained earnings
     Balance at beginning of period .........      30,178       26,028       23,458
     Net income .............................       6,782        6,478        4,602
     Cash dividends paid ....................      (2,411)      (2,328)      (2,032)
                                                 --------     --------     --------
     Balance at end of period ...............      34,549       30,178       26,028
                                                 --------     --------     --------

Accumulated other comprehensive income
     Balance at beginning of period .........       1,496          153       (2,860)
     Other comprehensive income (loss) ......         (12)       1,343        3,013
                                                 --------     --------     --------
     Balance at end of period ...............       1,484        1,496          153
                                                 --------     --------     --------
               Total shareholders' equity ...    $ 64,333     $ 62,708     $ 56,392
                                                 ========     ========     ========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

                                                                                               2002          2001          2000
                                                                                             --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received .......................................................................    $ 43,672     $  52,467     $  49,796
Fees and commission received ............................................................       5,488         4,245         3,827
Interest paid ...........................................................................     (19,915)      (31,742)      (28,030)
Noninterest expense paid ................................................................     (17,627)      (15,029)      (14,474)
Income taxes paid .......................................................................      (3,854)       (2,657)       (3,580)
Funding of loans held for sale ..........................................................     (30,195)      (18,766)       (4,366)
Proceeds from sales of loans held for sale ..............................................      28,005        18,426         4,408
                                                                                             --------     ---------     ---------
          Net cash provided by operating activities .....................................       5,574         6,944         7,581
                                                                                             --------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and calls of securities available for sale ..........................      92,311       154,383         6,337
Proceeds from maturities of securities available for sale ...............................          --        20,625           588
Purchase of securities ..................................................................     (92,354)     (149,402)      (19,673)
Capital expenditures ....................................................................        (599)         (708)       (3,661)
(Increase) decrease in other real estate owned ..........................................        (480)        1,154          (473)
Net increase in loans ...................................................................     (27,781)      (37,219)      (88,830)
                                                                                             --------     ---------     ---------
          Net cash used in investing activities .........................................     (28,903)      (11,167)     (105,712)
                                                                                             --------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, savings and interest checking accounts ...............       9,733        14,679        (3,449)
Net increase in time deposits ...........................................................       8,511         2,630        88,658
Net increase (decrease) in other borrowings .............................................      22,500       (11,000)        9,500
Net increase (decrease) in federal funds purchased and retail repurchase agreements .....     (11,419)        7,140        (3,062)
Repurchase of common stock ..............................................................      (4,129)           --            --
Proceeds from issuance of common stock ..................................................       1,395           823            77
Dividends paid ..........................................................................      (2,411)       (2,328)       (2,032)
                                                                                             --------     ---------     ---------
          Net cash provided by financing activities .....................................      24,180        11,944        89,692
                                                                                             --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ....................................         851         7,721        (8,439)
Cash and cash equivalents, beginning of year ............................................      23,673        15,952        24,391
                                                                                             --------     ---------     ---------
Cash and cash equivalents, end of year ..................................................    $ 24,524     $  23,673     $  15,952
                                                                                             ========     =========     =========
Supplemental disclosure of non-cash transactions
Non-cash transfers from loans to other real estate ......................................    $  1,526     $   2,854     $     986
                                                                                             ========     =========     =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income ..............................................................................    $  6,782     $   6,478     $   4,602
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses ........................................................       1,300         1,278         2,525
     Depreciation .......................................................................       1,287         1,388         1,139
     Accretion and amortization .........................................................         203           455           477
     Gain on sale of securities available for sale ......................................        (318)       (1,753)          (60)
     Gain on other assets ...............................................................        (104)           --           (73)
     Funding of loans held for sale .....................................................     (30,195)      (18,766)       (4,366)
     Proceeds from sales of loans held for sale .........................................      28,005        18,426         4,408
     (Decrease) increase in accrued income and other assets .............................         358           282        (1,247)
     Increase (decrease) in accrued expenses and other liabilities ......................      (1,744)         (844)          176
                                                                                             --------     ---------     ---------
          Net cash provided by operating activities .....................................    $  5,574     $   6,944     $   7,581
                                                                                             ========     =========     =========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

      As of December 31, 2002 and 2001, the Company had available for sale securities of approximately $125,084,000 and $123,597,000, respectively. Other securities, which are carried at cost, include stock in the Federal Reserve Bank ("FRB") and the Federal Home Loan Bank of Atlanta ("FHLB"). The Company is required to maintain certain levels of FRB and FHLB stock based on various criteria established by the individual issuer. Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using the level yield method.

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

  Premises and equipment

      Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives of buildings are estimated at 20 to 40 years and equipment are estimated at 3 to 10 years.

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

  Net income per share

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to the issuance of dilutive potential common shares by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.

  Sales of loans

      Gains and losses on the sale of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements during the year of sale. The Subsidiary Bank, or a contracted third party, continues to service certain loans that have been sold. Such loan balances are not included in the accompanying consolidated balance sheets.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

  Stock-Based Compensation

      The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The pro forma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123", is disclosed as follows and in Note Twelve.

    (Dollars in thousands, except per share data)   2002       2001       2000
    ---------------------------------------------  ------     ------     ------
    Net income, as reported                        $6,782     $6,478     $4,602
    Less: Stock based compensation as calculated
    per fair value method, net of tax effect         (349)      (522)      (538)
                                                   ------     ------     ------
    Pro forma net income                           $6,433     $5,956     $4,064

    Earnings per share:
    Basic - as reported                            $ 1.49     $ 1.43     $ 1.03
    Basic - pro forma                              $ 1.41     $ 1.32     $ 0.91
    Diluted - as reported                          $ 1.46     $ 1.41     $ 1.02
    Diluted - pro forma                            $ 1.38     $ 1.30     $ 0.90

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2002, 2001, and 2000: dividend yield of 3.30% for 2002, 3.90% for 2001, and 4.75% for 2000; expected volatility of 16.0% for 2002, 42.0%
for 2001, and 33.0% for 2000; risk free interest rates of 3.47% for 2002, 4.92% for 2001, and 5.85% for 2000, and expected lives of seven years for all years.

      These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1989, 1992, and 1995 vest ratably over a five year period, and the options granted in 1996 and thereafter vest ratably over a four year period. No option will be exercisable after ten years from the date granted.

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

  New accounting pronouncements

      The Financial Accounting Standards Board (FASB) has issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and requires that all business combinations be accounted for using the purchase method. This Statement carries forward without reconsideration those portions of APB Opinion No. 16, "Business Combinations", that provide guidance related to the application of the purchase method. This Statement requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This Statement carries forward without reconsideration those provisions of Opinion 17 related to the accounting for internally developed intangible assets.

      The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 15, 2001, under certain conditions. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. The implementation of this Statement did not have a material impact on the Company's financial statements.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The implementation of this Statement did not have a material impact on the Company's financial statements.

      The FASB has issued SFAS 145 "Rescission of FASB Statements No. 4, 44, and 64,Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This Statement rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS 44,"Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS 13,"Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS 4 is encouraged. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Management does not anticipate the implementation of this Statement to have a material impact on the Company's consolidated financial statements.

      In June 2002 the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statement.

      The FASB has issued SFAS 147,"Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". FASB Statement No. 72,"Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9,"Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141,"Business Combinations," and No. 142,"Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

      In addition, SFAS 147 amends SFAS No. 144,"Accounting for the
Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

      In December 2002, the FASB issued SFAS No. 148,"Accounting for
Stock-Based Compensation-Transition and Disclosure". In light of recent switches by a number of companies to the recognition and measurement provisions of SFAS 123,"Accounting for Stock-Based Compensation," (and of announcements by other entities of their intentions to switch), the FASB has amended SFAS 123 to add two new transitional approaches when changing from the APB Opinion 25 intrinsic value method of accounting for stock-based employee compensation to the SFAS 123 fair value method. In addition, SFAS 123 has been amended to require disclosure of additional information concerning the effects of stock-based employee compensation on earnings. Finally, SFAS 148 amends APB Opinion 28,"Interim Financial Reporting," to call for disclosure of SFAS 123 pro forma information on a quarterly basis. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No.
34)." FIN 45 clarifies the requirements of FASB Statement No. 5 (FAS
5),"Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Corporation's primary guarantees included within the scope of FIN 45 relates to financial standby letters of credit issued to commercial customers. FIN 45 requires the liability recognized in standalone arm's-length transactions to be the premium received or receivable by the guarantor. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

      In January 2003 the FASB issued FASB Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities (an interpretation of ARB No.51)." FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

      Based on the Company's operations as of December 31, 2002, none of these standards are expected to have a material effect on the Company's financial statements.

  Reclassification

      Certain items for 2000 and 2001 have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2 - Restriction on cash and due from banks

      The Subsidiary Bank maintains average required reserve balances with the Federal Reserve Bank. The average amounts of these reserve balances for the years ended December 31, 2002 and 2001 were $1,188,000 and $512,000, respectively.

Note 3 - Investment securities

      Investment securities at December 31 consist of the following:

                                                               Gross       Gross       Estimated
                                               Amortized    Unrealized   Unrealized      Fair
                                                  Cost         Gains       Losses        Value
                                               ---------    ----------   ----------    ---------
                                                                (In thousands)
2002:
Available for sale:
     U.S. government agency securities ...      $ 97,364      $1,660        $--        $ 99,024
     Mortgage backed securities ..........        17,945         444         (1)         18,388
     State and municipal obligations .....         7,036         315         --           7,351
     Other ...............................           306          15         --             321
                                                --------      ------        ---        --------
     Total available for sale ............       122,651       2,434         (1)        125,084
Federal Home Loan Bank and Federal
     Reserve Bank stock ..................         3,732          --         --           3,732
                                                --------      ------        ---        --------
          Total investment securities ....      $126,383      $2,434        $(1)       $128,816
                                                ========      ======        ===        ========

2001:
Available for sale:
     U.S. government agency securities ...      $104,039      $1,993        $--        $106,032
     Mortgage backed securities ..........         8,477         151         --           8,628
     State and municipal obligations .....         8,325         303         --           8,628
     Other ...............................           304           5         --             309
                                                --------      ------        ---        --------
     Total available for sale ............       121,145       2,452         --         123,597
Federal Home Loan Bank and Federal
     Reserve Bank stock ..................         3,967          --         --           3,967
                                                --------      ------        ---        --------
          Total investment securities ....      $125,112      $2,452        $--        $127,564
                                                ========      ======        ===        ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

      The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized       Estimated
                                                          Cost        Fair Value
                                                       ---------      ----------
                                                             (In thousands)
Due in one year or less ..........................      $    200       $    202
Due after one through five years .................        59,784         60,655
Due after five through ten years .................        46,326         47,571
Due after ten years ..............................        16,341         16,656
                                                        --------       --------
     Total debt securities .......................      $122,651       $125,084
                                                        ========       ========

      Proceeds from the sale of investment securities available for sale, gross realized gains, and gross realized losses for the years ended December 31 were as follows:

                                                     2002       2001       2000
                                                   -------    -------    -------
                                                           (In thousands)
Proceeds from sales ...........................    $ 3,913    $70,469    $ 6,277
Gross realized gains ..........................        318      1,771         98
Gross realized losses .........................         --         18         38

      At December 31, 2002, and 2001, investment securities with a carrying value of approximately $54,872,000 and $73,300,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 4 - Loans (net of unearned income)

      Major classifications of loans at December 31, are as follows:

                                                        2002        2001
                                                      --------    --------
                                                         (In thousands)
      Commercial, financial and agricultural .....    $ 87,458    $ 90,858
      Consumer ...................................      98,473      89,943
      Real estate:
           Residential mortgage ..................     116,074     129,212
           Commercial mortgage ...................     170,657     168,419
           Construction ..........................      87,696      55,861
                                                      --------    --------
      Subtotal loans .............................     560,358     534,293
      Loans held for sale ........................       3,242       1,052
                                                      --------    --------
                     Gross loans .................    $563,600    $535,345
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

      At December 31, 2002 and 2001, the recorded investment in loans considered impaired was approximately $10,567,000 and $6,857,000, respectively. The related allowance for credit losses on these impaired loans was approximately $1,904,000 and $1,748,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001 and 2000 was approximately $9,881,000, $6,451,000, and $2,892,000 respectively.

      Nonperforming loans include non-accrual loans and loans past due 90 days or more and still accruing interest. Nonperforming loans at December 31, 2002 consisted of $3,314,000 of non-accrual loans and $65,000 of loans 90 days or more past due still accruing interest. Nonperforming loans at December 31, 2001 consisted of $2,266,000 of non-accrual loans and $6,000 of loans 90 days or more past due still accruing interest. Nonperforming loans at December 31, 2000 consisted of $3,222,000 of non-accrual loans. The amount of interest income recorded on nonperforming loans during 2002, 2001 and 2000 amounted to $475,000, $89,000 and $40,000, respectively. Interest income on nonperforming loans is recorded when cash is actually received.

      The amount of potential problem loans totaled $10,567,000 at December 31, 2002. These loans are considered impaired by the Company. There are no other identified potential problem loans at December 31, 2002.

      Mortgage loans serviced for the Federal Home Loan Mortgage Corporation are not included in the accompanying consolidated balance sheets. The unpaid principal balances of those loans at December 31, 2002 and 2001 were $0 and $19,961,000, respectively. During 2002, the Company sold the servicing rights related to these loans to a third party service provider. Mortgage loans serviced for other investors at December 31, 2002 and 2001, were $328,000 and $428,000, respectively.

      Certain 1 to 4 family residential mortgage loans are held as collateral under a blanket floating lien to secure a portion of the Subsidiary Bank's borrowings (see Note 9).

Note 5 - Allowance for credit losses

      Changes in the allowance for credit losses for the years ended December 31 were as follows:

                                            2002        2001        2000
                                          -------     -------     -------
                                                   (In thousands)
      Balance at beginning of year ...    $ 6,731     $ 6,311     $ 4,436
      Provision for credit losses ....      1,300       1,278       2,525
      Recoveries .....................        298         143         154
      Losses charged off .............     (1,270)     (1,001)       (804)
                                          -------     -------     -------
      Balance at end of year .........    $ 7,059     $ 6,731     $ 6,311
                                          =======     =======     =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Note 6 - Premises and equipment

      Premises and equipment at December 31 is summarized as follows:

                                                          2002       2001
                                                        -------    -------
                                                          (In thousands)

      Land .........................................    $ 2,868    $ 2,859
      Building and leasehold improvements ..........      7,196      7,107
      Equipment ....................................     10,977     10,476
                                                        -------    -------
      Subtotal .....................................     21,041     20,442
      Less accumulated depreciation and amortization     10,125      9,061
                                                        -------    -------
           Total premises and equipment, net .......    $10,916    $11,381
                                                        =======    =======

Note 7 - Deposits

      The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $257,397,000 and $224,532,000 in 2002 and 2001, respectively. The table below presents the scheduled maturities of time deposits at December 31, 2002.

      Year ending December 31,                                 (In thousands)
      ------------------------                                 --------------

      2003 ...................................................    $345,638
      2004 ...................................................      52,736
      2005 ...................................................      27,737
      2006 ...................................................       4,687
      2007 ...................................................      11,975
      Thereafter .............................................         628
                                                                  --------
           Total time deposits ...............................    $443,401
                                                                  ========

Note 8 - Federal funds purchased, retail repurchase agreements and other borrowings

      The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings:

                                                                                                             Maximum
                                                    Balance      Interest Rate                  Average     Outstanding
                                                     as of           as of       Average        Interest       at Any
                                                  December 31     December 31    Balance          Rate       Month-end
                                                  -----------    -------------   -------        --------     ----------
                                                                     (In thousands, except percentages)
2002
Federal funds purchased and securities
     sold under agreements to repurchase ....       $ 8,258          1.25%       $15,069          1.64%       $25,739
FHLB borrowings .............................        52,500          2.94%        46,052          2.79%        52,500
                                                    -------                      -------                      -------
          Total .............................       $60,758                      $61,121                      $78,239
                                                    =======                      =======                      =======

2001
Federal funds purchased and securities
     sold under agreements to repurchase ....       $19,677          1.88%       $13,235          4.07%       $23,740
FHLB borrowings .............................        30,000          3.02%        34,382          5.32%        41,000
                                                    -------                      -------                      -------
          Total .............................       $49,677                      $47,617                      $64,740
                                                    =======                      =======                      =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

      At December 31, 2002, the Subsidiary Bank had an approximately $124 million line of credit with the FHLB under which $52.5 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $20.0 million maturing in 2003, $7.5 million maturing in 2004, $15.0 million maturing in 2007 and $10.0 million maturing in 2011. The borrowings maturing in 2007 and 2011 both have one time call features, and may be converted to a floating rate based on the three month LIBOR rate at their respective call date.

      Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Subsidiary Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Subsidiary Bank, with overnight maturities collateralized by securities of the United States government or its agencies.

Note 9 - Income taxes

      The components of income tax expense for the years ended December 31 are as follows:

                                                      2002       2001        2000
                                                     ------    -------     -------
                                                            (In thousands)
      Current tax expense
           Federal ..............................    $2,928    $ 3,373     $ 2,996
           State ................................       275         96          53
                                                     ------    -------     -------
                     Total current ..............     3,203      3,469       3,049
                                                     ------    -------     -------
      Deferred tax expense (benefit)
           Federal ..............................       282       (539)       (633)
           State ................................        42        (79)        (93)
                                                     ------    -------     -------
                     Total deferred .............       324       (618)       (726)
                                                     ------    -------     -------
                     Total income tax expense ...    $3,527    $ 2,851     $ 2,323
                                                     ======    =======     =======

      The significant components of deferred tax assets at December 31 are as follows:

                                                                     2002      2001
                                                                    ------    ------
                                                                     (In thousands)
        Deferred tax assets:
        Allowance for credit losses ............................    $2,676    $2,489
        Non-qualified deferred compensation plans ..............       390       888
        Other ..................................................       165        52
                                                                    ------    ------
                     Total .....................................     3,231     3,429
      Deferred tax liabilities:
        Depreciable basis of property and equipment ............       515       234
        Net unrealized gain on securities available for sale ...       949       956
        Deferred loan fees .....................................       208       281
        Other ..................................................        --        82
                                                                    ------    ------
                     Total .....................................     1,672     1,553
                                                                    ------    ------
      Net deferred tax assets (liabilities) ....................    $1,559    $1,876
                                                                    ======    ======

      There is no valuation allowance for deferred tax assets as management believes that realization of the deferred tax assets will more likely than not be realized.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

      The provision for income taxes differs from that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                               2002        2001        2000
                                                             -------     -------     -------
                                                                      (In thousands)
      Tax based on statutory rates ......................    $ 3,505     $ 3,172     $ 2,354
      Increase (decrease) resulting from:
           Effect of tax-exempt income ..................       (101)       (228)       (209)
           State income taxes, net of federal benefit ...        229          11         (35)
           Other, net ...................................       (106)       (104)        213
                                                             -------     -------     -------
           Total provision for income taxes .............    $ 3,527     $ 2,851     $ 2,323
                                                             =======     =======     =======

Note 10 - Lease commitments

      The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2002, are as follows:

      Year Ending December 31                                   (In thousands)
      -----------------------                                   --------------

      2003 .....................................................    $  274
      2004 .....................................................       246
      2005 .....................................................       240
      2006 .....................................................       240
      2007 .....................................................       240
      Thereafter ...............................................       303
                                                                    ------
           Total lease commitments .............................    $1,543
                                                                    ======

      Rental expense was $429,000 in 2002, $401,000 in 2001, and $350,000 in
2000.

Note 11 - Related party transactions

      The Subsidiary Bank had loans outstanding to principal officers and directors and their affiliated companies during each of the past three years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility. The following table summarizes the transactions for the past two years.

                                                2002              2001
                                            -----------       -----------
            Balance, beginning of year      $ 4,626,000       $ 3,716,000
            Advances during year              2,417,000         4,184,000
            Repayments during year           (2,107,000)       (3,274,000)
                                            -----------       -----------
            Balance, end of year            $ 4,936,000       $ 4,626,000
                                            ===========       ===========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Note 12 - Stock based compensation

      The Company may provide compensation to directors, employees and third parties through stock grants or options. The Company did not issue stock grants during 2002, 2001 or 2000.

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

                                            2002                       2001                       2000
                                 --------------------------  -------------------------  -------------------------
                                              Weighted Avg.              Weighted Avg.              Weighted Avg.
                                  Options    Exercise Price   Options   Exercise Price  Options    Exercise Price
                                 ---------   --------------  ---------  --------------  --------   --------------
Outstanding -
     Beginning of year .....       813,353       $14.46       798,084       $14.34       798,661       $14.33
     Granted ...............         5,000        16.72       126,000        12.80        13,350        11.24
     Exercised .............      (144,383)        9.76       (84,532)       10.11        (7,427)        7.11
     Forfeited .............       (44,359)       19.86       (26,199)       17.01        (6,500)       14.96
                                  --------                   --------                   --------
Outstanding - End
     of year ...............       629,611       $15.14       813,353       $14.46       798,084       $14.34
                                  ========                   ========                   ========

Exercisable - End
     of year ...............       494,858                    563,753       $14.65       570,292       $13.51

Weighted average fair
value of options granted
during the year ............      $   2.29                   $   4.08                   $   2.92

The following is a summary of information on outstanding and exercisable options at December 31, 2002:

                        Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------      -------------------------
                                Weighted Average                                          Weighted
   Range of                  Remaining Contractual     Weighted Average                    Average
Exercise Prices     Number        Life (Years)          Exercise Price      Number     Exercise Price
---------------    -------   ---------------------      --------------      -------    --------------
 $ 6.75 - 12.52    246,457            5.58                 $ 11.39          193,220       $ 11.25
 $12.94 - 25.50    383,154            5.53                   17.55          301,638         18.57
                   -------                                                  -------
                   629,611                                                  494,858
                   =======                                                  =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2002, 2001, and 2000: dividend yield of 3.30% for 2002, 3.90% for 2001, and 4.75% for 2000; expected volatility of 16.0% for 2002, 42.0%
for 2001, and 33.0% for 2000; risk free interest rates of 3.47% for 2002, 4.92% for 2001, and 5.85% for 2000, and expected lives of seven years for all years.

      These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1989, 1992, and 1995 vest ratably over a five year period, and the options granted in 1996 and thereafter vest ratably over a four year period. No option will be exercisable after ten years from the date granted.

Note 13 - Other comprehensive income

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

      Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company's other comprehensive income. Other comprehensive income (loss) at December 31 consists of the following:

                                                                             2002      2001      2000
                                                                            -----     ------    ------
                                                                                 (In thousands)
Unrealized holding gains arising during the year .......................    $ 298     $3,954    $4,999
Reclassification adjustment for gains included in net income ...........      318      1,753        60
                                                                            -----     ------    ------
Other comprehensive income (loss) before tax ...........................      (20)     2,201     4,939
Income tax expense (benefit) related to other comprehensive income .....       (8)       858     1,926
                                                                            -----     ------    ------
Other comprehensive income (loss) ......................................    $ (12)    $1,343    $3,013
                                                                            =====     ======    ======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Note 14 - Net income per share

      The following is a reconciliation of the numerator and denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:

                                                                             For the year ended December 31, 2002
                                                                      --------------------------------------------------
                                                                                            Weighted
                                                                                             Average
                                                                        Income            Common Shares        Per-Share
                                                                      (Numerator)         (Denominator)         Amount
                                                                      -----------         -------------        ---------
Net income per share of common stock:
     Income available to common shareholders ...................      $6,782,000            4,560,554            $1.49
                                                                                                                 =====
Effect of dilutive securities:
     Stock options .............................................          --                   96,403
                                                                      ----------            ---------
Net  income per share of common stock - assuming dilution:
     Income available to common shareholders and
          assumed conversion ...................................      $6,782,000            4,656,957            $1.46
                                                                      ==========            =========            =====

                                                                             For the year ended December 31, 2001
                                                                      --------------------------------------------------
                                                                                            Weighted
                                                                                             Average
                                                                        Income            Common Shares        Per-Share
                                                                      (Numerator)         (Denominator)         Amount
                                                                      -----------         -------------        ---------
Net income per share of common stock:
     Income available to common shareholders ...................      $6,478,000            4,527,823            $1.43
                                                                                                                 =====
Effect of dilutive securities:
     Stock options .............................................          --                   69,779
                                                                      ----------            ---------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion ..............................      $6,478,000            4,597,602            $1.41
                                                                      ==========            =========            =====

                                                                             For the year ended December 31, 2000
                                                                      --------------------------------------------------
                                                                                            Weighted
                                                                                             Average
                                                                        Income            Common Shares        Per-Share
                                                                      (Numerator)         (Denominator)         Amount
                                                                      -----------         -------------        ---------
Net income per share of common stock:
     Income available to common shareholders ...................      $4,602,000            4,483,950            $1.03
                                                                                                                 =====
Effect of dilutive securities:
     Stock options .............................................            --                 36,488
                                                                      ----------            ---------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion ..............................      $4,602,000            4,520,438            $1.02
                                                                      ==========            =========            =====

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Note 15 - FNB Financial Services Corporation (Parent Company)

      The parent company's principal asset is its investment in its subsidiary, FNB Southeast. The principal source of income of the parent company is dividends received from its subsidiary.

                                                                               2002         2001         2000
                                                                             --------     --------     --------
                                                                                       (In thousands)
Condensed balance sheets
Assets
     Cash and due from banks ............................................    $  1,070     $    818     $    410
     Securities .........................................................          11           11           11
     Investment in wholly-owned subsidiary ..............................      62,964       60,478       55,685
     Other assets .......................................................         288        1,401          286
                                                                             --------     --------     --------
     Total assets .......................................................    $ 64,333     $ 62,708     $ 56,392
                                                                             ========     ========     ========
Shareholders' equity and other liabilities ..............................    $ 64,333     $ 62,708     $ 56,392
                                                                             ========     ========     ========
Condensed statements of income
Dividends from subsidiary ...............................................    $  4,421     $  3,044     $  1,633
Management fees .........................................................         300          240          180
Gain on sale of securities ..............................................          --           --           62
Other expenses ..........................................................         437         (277)        (244)
                                                                             --------     --------     --------
Income before tax benefit ...............................................       4,284        3,007        1,631
Income tax benefit ......................................................          46           10            1
                                                                             --------     --------     --------
Income before equity in undistributed net income of subsidiary ..........       4,288        3,017        1,632
Equity in undistributed net income of subsidiary ........................       2,494        3,461        2,970
                                                                             --------     --------     --------
Net income ..............................................................    $  6,782     $  6,478     $  4,602
                                                                             ========     ========     ========

Condensed statements of cash flows
Cash flows from operating activities
     Dividends received from subsidiary .................................    $  4,421     $  3,044     $  1,633
     Management fees received ...........................................         300          240          180
 Cash paid for franchise tax, registration cost, acquisition cost
     and other ..........................................................        (435)        (267)        (181)
     Decrease (increase) in other assets ................................       1,113       (1,115)        (180)
                                                                             --------     --------     --------
          Net cash provided by operating activities .....................       5,399        1,902        1,452
                                                                             --------     --------     --------

Cash flows from investing activities
     Investment in subsidiary ...........................................          --           11         (134)
     Proceeds from sale of securities ...................................          --           --           63
                                                                             --------     --------     --------
          Net cash provided (used in) by investing activities ...........          --           11          (71)
                                                                             --------     --------     --------

Cash flows from financing activities
     Repurchase of common stock .........................................      (4,129)          --           --
     Dividends paid, net of DRIP ........................................      (2,411)      (2,290)      (2,002)
     Proceeds from employee 401(k) ......................................          --           --            6
     Exercise of stock options ..........................................       1,393          785           43
                                                                             --------     --------     --------
          Net cash (used in) financing activities .......................      (5,147)      (1,505)      (1,953)
                                                                             --------     --------     --------

Increase (decrease) in cash .............................................         252          408         (572)
Cash at beginning of year ...............................................         818          410          982
                                                                             --------     --------     --------
Cash at end of year .....................................................    $  1,070     $    818     $    410
                                                                             ========     ========     ========
Reconciliation of net income to cash provided by operating activities
Net income ..............................................................    $  6,782     $  6,478     $  4,602
     Adjustments to reconcile net income to net cash provided
          by operating activities
          Decrease (increase) in other assets and liabilities ...........       1,111       (1,115)        (180)
          Equity in undistributed net income of subsidiary ..............      (2,494)      (3,461)      (2,970)
                                                                             --------     --------     --------
Net cash provided by operating activities ...............................    $  5,399     $  1,902     $  1,452
                                                                             ========     ========     ========

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

Note 16 - Commitments and contingent liabilities

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

                                                                   Contract or
                                                                 Notional Amount
                                                               -------------------
                                                                 2002        2001
                                                               --------    -------
                                                                  (In thousands)
      Commitments to extend credit ........................    $107,458    $78,139
      Commercial letters of credit ........................         283        376
                                                               --------    -------
           Total commitments and contingent liabilities ...    $107,741    $78,515
                                                               ========    =======

      The Subsidiary Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Subsidiary Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 17 - Employee benefit plans

      The Company's non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in the Company's pension obligations, assets and funded status for the years ended December 31, 2002 and 2001, and the assumptions and components of net periodic pension cost for the two years in the period ended December 31, 2002.

                                                           2002        2001
                                                         -------     -------
                                                            (In thousands)
Change in benefit obligation
Benefit obligation at beginning of year .............    $ 4,573     $ 3,737
Service cost ........................................        383         328
Interest cost .......................................        291         325
Amendments ..........................................        107
Actuarial (gain) loss ...............................       (605)        839
Benefits paid .......................................       (229)       (656)
                                                         -------     -------
Benefit obligation at end of year ...................      4,520       4,573
                                                         -------     -------
Change in plan assets
Fair value of plan assets at beginning of year ......      2,341       2,938
Actual return on plan assets ........................       (362)       (256)
Employer contribution ...............................      2,109         316
Benefits paid .......................................       (229)       (656)
                                                         -------     -------
Fair value of plan assets at end of year ............      3,859       2,341
                                                         -------     -------
Plan assets less than projected benefit obligation ..       (661)     (2,232)
Funded status
Unrecognized net actuarial (gain) loss ..............      1,502       1,525
Unrecognized prior service charge ...................        173          87
                                                         -------     -------
Pension asset (liability) ...........................    $ 1,014     $  (620)
                                                         =======     =======

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements - Continued

                                                                               2002       2001
                                                                              -----      -----
Amounts recognized in the statement of financial position consists of:
Accrued benefit liability ................................................    $  --      $(918)
Intangible asset .........................................................       --         87
Accumulated comprehensive income .........................................       --        211
                                                                              -----      -----
Net amount recognized ....................................................    $  --      $(620)

Weighted-average assumptions
Discount rate ............................................................     7.25%      7.25%
Expected return on plan assets ...........................................     9.00%      9.00%
Rate of compensation increase ............................................     5.00%      5.00%
Components of net periodic pension cost
Service cost .............................................................    $ 384      $ 328
Interest cost ............................................................      291        324
Expected return on plan assets ...........................................     (255)      (294)
Amortization of prior service cost .......................................       55         39
                                                                              -----      -----
Net periodic pension cost ................................................    $ 475      $ 397
                                                                              =====      =====

      The Company has a Supplemental Executive Retirement Plan ("SERP") that allows the Company to supplement the level of certain executives' retirement income over the amount obtainable through the tax-qualified retirement plan. Contributions to the SERP totaled $234,000 for 2002, $232,000 for 2001, and $205,000 for 2000.

      The Subsidiary Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Subsidiary Bank matching a portion of each employee's contribution. The Subsidiary Bank's contributions were $130,000 for 2002, $130,000 for 2001, and $117,000 for 2000.

      A deferred compensation plan allows the directors and certain senior officers of the Company and the Subsidiary Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Subsidiary Bank. Each plan participant makes an annual election to either receive that year's compensation currently or to defer receipt until their death, disability or retirement. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. No liability exists as of December 31, 2002 and 2001.

Note 18 - Regulatory matters

      The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from its banking subsidiary. The Subsidiary Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2002, the Subsidiary Bank had undivided profits of approximately $32.9 million.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Subsidiary Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that the Subsidiary Bank meets all capital adequacy requirements to which they are subject.

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


(In thousands, except  percentages)                                                For Capital
                                                                                    Adequacy
                                                      Actual                        Purposes
                                                 ----------------    ---------------------------------------
                                                  Amount    Ratio     Amount            Minimum Ratio
                                                 -------    -----    -------    ----------------------------
                                                             (In thousands, except for percentages)
December 31, 2002

  Total Capital (To Risk Weighted Assets)
     Consolidated ...........................    $69,614    12.4%    $44,742                8.0%
     Subsidiary Bank ........................     68,241    12.2      44,717                8.0
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ...........................     62,622    11.2      22,371                4.0
     Subsidiary Bank ........................     61,253    11.0      22,359                4.0
  Tier 1 Capital (To Average Assets)
     Consolidated ...........................     62,622     8.5      29,351                4.0
     Subsidiary Bank ........................     61,253     8.4      29,202                4.0

December 31, 2001

  Total Capital (To Risk Weighted Assets)
     Consolidated ...........................    $67,468    12.8%    $42,058                8.0%
     Subsidiary Bank ........................     65,221    12.4      41,944                8.0
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ...........................     60,888    11.6      21,029                4.0
     Subsidiary Bank ........................     58,658    11.2      20,972                4.0
  Tier 1 Capital (To Average Assets)
     Consolidated ...........................     60,888     8.6      28,205                4.0
     Subsidiary Bank ........................     58,658     8.3      28,155                4.0

                                                               To Be Well
(In thousands, except  percentages)                         Capitalized Under
                                                            Prompt Corrective
                                                            Action Provisions
                                                 ----------------------------------------
                                                 Amount             Minimum Ratio
                                                 -------    -----------------------------

December 31, 2002

  Total Capital (To Risk Weighted Assets)
     Consolidated ...........................    $   N/A
     Subsidiary Bank ........................     55,897             10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ...........................        N/A
     Subsidiary Bank ........................     33,538              6.0
  Tier 1 Capital (To Average Assets)
     Consolidated ...........................        N/A
     Subsidiary Bank ........................     36,502              5.0

December 31, 2001

  Total Capital (To Risk Weighted Assets)
     Consolidated ...........................    $   N/A
     Subsidiary Bank ........................     52,430             10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ...........................        N/A
     Subsidiary Bank ........................     31,458              6.0
  Tier 1 Capital (To Average Assets)
     Consolidated ...........................        N/A
     Subsidiary Bank ........................     35,256              5.0

Note 19 - Fair value of financial instruments

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

      Commitments. The fair value of commitments to extend credit is considered to approximate carrying value, since the large majority of these commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various commitment items were disclosed in Note 16.

      The estimated fair values of financial instruments at December 31 are as follows:

                                                                2002                        2001
                                                      -----------------------     -----------------------
                                                      Carrying      Estimated     Carrying      Estimated
                                                        Value      Fair Value       Value      Fair Value
                                                      --------     ----------     --------     ----------
                                                                       (In thousands)
Financial assets:
Cash and cash equivalents ......................      $ 24,524      $ 24,524      $ 23,673      $ 23,673
Investment securities
    Available for sale .........................       125,084       125,084       123,597       123,597
    Other equity securities ....................         3,732         3,732         3,967         3,967
Loans held for sale ............................         3,242         3,242         1,052         1,052
Loans ..........................................       560,358       560,658       534,293       536,291
Financial liabilities:
Deposits .......................................       605,005       607,565       586,760       598,187
Federal funds purchased and retail repurchase
     agreements ................................         8,258         8,258        19,677        19,677
Other borrowings ...............................        52,500        53,544        30,000        29,587

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2003.

Item 11. Executive Compensation

      Executive compensation and executive compensation plan information are incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2003.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference from the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 15, 2003.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

      Within 90 days prior to the date of this report, the Company's Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Changes in internal controls

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

                             Financial Statements                                    Form 10-K Page
                             --------------------                                    --------------
Report of Independent Accountants ................................................         42

Consolidated Balance Sheets as of December 31, 2002 and 2001 .....................         43

Consolidated Statements of Income and Comprehensive Income for the years ended
December 31, 2002, 2001 and 2000 .................................................         44

Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2002, 2001 and 2000 .................................................         45

Consolidated Statements of Cash Flows for the years ended December 31, 2002,
2001 and 2000 ....................................................................         46

Notes to Consolidated Financial Statements .......................................        47-66

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

      10.07(8) Benefit Equivalency Plan of the Registrant effective January 1, 1994.

      10.08(8)    Annual Management Incentive Plan of the Registrant.

      10.09(8)    Long Term Incentive Plan of the Registrant.

      10.10 Long Term Incentive Plan of the Registrant for certain Senior Management employees.

      10.11(8) Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant.

      10.12 Amendment to Employment Agreement between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant dated May 16, 2002.

      10.13(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.

      10.14(10)   Lease, dated January 31, 1997, between the Registrant and
                  Landmark Commercial, Inc., relating to the Wilmington branch office.

      10.15(2) Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.

      11.00       Statement Regarding Computation of Per Share Earnings.

      12.00       Statement Regarding Computation of Ratios.

      21.01       Schedule of Subsidiaries.

      23.01       Consent of PricewaterhouseCoopers LLP.

      99.01       Certification of Periodic Financial Report Pursuant to 18 USC
                  Section 1350.

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

(b) Reports on 8-K.

      The Company filed a Current Report on Form 8-K dated May 17, 2002 announcing that it plans to repurchase of up to 5% of the Company's common stock.

      The Company filed a Current Report on Form 8-K dated September 25, 2002 announcing plans to purchase the Harrisonburg, Virginia branch of Guaranty Bank, a subsidiary of Guaranty Financial Corporation.

      The Company filed a Current Report on Form 8-K dated December 2, 2002 announcing the continuation of the stock repurchase program, with authorization from the Board of Director to repurchase up to 5% of the Company's common stock.

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

                                       FNB FINANCIAL SERVICES CORPORATION


Date: March 20, 2003                   By: /s/ Ernest J. Sewell
                                           -------------------------------------
                                           Ernest J. Sewell,
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                 Capacity                              Date
     ---------                                 --------                              ----

/s/ Ernest J. Sewell        President, Chief Executive Officer and Director     March 20, 2003
-------------------------            (Principal Executive Officer)
Ernest J. Sewell


/s/ Michael W. Shelton        Vice President and Chief Financial Officer        March 20, 2003
-------------------------    (Principal Financial and Accounting Officer)
Michael W. Shelton


/s/ Barry Z. Dodson                      Chairman of the Board                  March 20, 2003
-------------------------
Barry Z. Dodson


/s/ Gary G. Blosser                            Director                         March 20, 2003
-------------------------
Gary G. Blosser


/s/ Charles A. Britt                           Director                         March 20, 2003
-------------------------
Charles A. Britt


/s/ O. Eddie Green                             Director                         March 20, 2003
-------------------------
O. Eddie Green


/s/ Joseph H. Kinnarney                        Director                         March 20, 2003
-------------------------
Joseph H. Kinnarney


/s/ E. Reid Teague                             Director                         March 20, 2003
-------------------------
E. Reid Teague


/s/ Elton H. Trent, Jr.                        Director                         March 20, 2003
-------------------------
Elton H. Trent, Jr.


/s/ Kenan C. Wright                            Director                         March 20, 2003
-------------------------
Kenan C. Wright