Form 10-Q
period 2003-05-15
FNB FINANCIAL SERVICES CORP
filed 2003-05-15
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         Commission File Number: 0-13086

                       FNB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

        North Carolina                                        56 - 1382275
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

202 South Main Street, Reidsville, North Carolina                 27320
     (Address of principal executive offices)                   (Zip Code)

                                 (336) 342-3346
              (Registrant's telephone number, including area code)

                                 Not Applicable
             (Former name, former address, and former fiscal years,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|         No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|         No |X|

4,425,312 common shares were outstanding as of April 30, 2003, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                          Page
                                                                          ----

PART I      FINANCIAL INFORMATION

  Item 1    Financial Statements

            Consolidated Balance Sheets

            March 31, 2003 and December 31, 2002                            3

            Consolidated Statements of Income and Comprehensive Income
            Three months ended March 31, 2003 and 2002                      4

            Consolidated Statements of Cash Flows

            Three months ended March 31, 2003 and 2002                    5 - 6

            Notes to Consolidated Financial Statements                    7 - 11

  Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    11 - 19

  Item 3    Quantitative and Qualitative Disclosures About Market Risk     19

  Item 4    Controls and Procedures                                        19

PART II     OTHER INFORMATION

  Item 1    Legal Proceedings                                              19

  Item 2    Changes in Securities and Use of Proceeds                      20

  Item 3    Defaults Upon Senior Securities                                20

  Item 4    Submission of Matters to a Vote of Security Holders            20

  Item 5    Other Information                                              20

  Item 6    Exhibits and Reports on Form 8 - K                           20 - 21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                March 31,    December 31,
                                                                  2003          2002
                                                               (Unaudited)    (Audited)
                                                               ------------  ------------
ASSETS

Cash and due from banks                                         $   17,937    $   24,524
Investment securities:
   Securities available for sale                                   129,905       125,084
   Federal Home Loan Bank and Federal Reserve Bank Stock             3,732         3,732
Loans, net of allowance for credit losses of $7,176 at
   March 31, 2003 and $7,059 at December 31, 2002                  567,999       556,541
Premises and equipment, net                                         12,403        10,916
Accrued income and other assets                                     12,888        13,235
                                                                ----------    ----------

         Total assets                                           $  744,864    $  734,032
                                                                ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

   Noninterest bearing                                          $   65,959    $   61,651
   Interest bearing                                                540,961       543,354
                                                                ----------    ----------
         Total deposits                                            606,920       605,005

Federal funds purchased and retail repurchase agreements             9,044         8,258
Other borrowings                                                    52,500        52,500
Accrued expenses and other liabilities                              12,113         3,936
                                                                ----------    ----------

         Total liabilities                                         680,577       669,699
                                                                ----------    ----------

Shareholders' Equity:

Preferred stock no par value; authorized 10,000,000 shares;
         none issued                                                    --            --
Common stock, $1.00 par value; authorized 40,000,000 shares;
         outstanding 4,424,437 at March 31, 2003 and
         4,467,239 at December 31, 2002                              4,424         4,467
Paid-in capital                                                     23,042        23,833
Retained earnings                                                   35,678        34,549
Accumulated other comprehensive income                               1,143         1,484
                                                                ----------    ----------

         Total shareholders' equity                                 64,287        64,333
                                                                ----------    ----------

         Total liabilities and shareholders' equity             $  744,864    $  734,032
                                                                ==========    ==========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                              Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                             2003            2002
                                                         -----------     -----------
Interest income
     Loans                                               $     9,079     $     9,024
     Federal funds sold and overnight deposits                    14              20
     Investment securities
               Taxable                                         1,262           1,531
               Tax exempt                                        147              97
     Other                                                        50              61
                                                         -----------     -----------
               Total interest income                          10,552          10,733
                                                         -----------     -----------
Interest expense
     Deposits                                                  4,117           4,898
     Federal funds purchased and other borrowings                415             304
                                                         -----------     -----------
               Total interest expense                          4,532           5,202
                                                         -----------     -----------
Net interest income                                            6,020           5,531
Provision for credit losses                                      495             285
                                                         -----------     -----------
Net interest income after provision for credit losses          5,525           5,246

Noninterest income
     Service charges on deposit accounts                         760             582
     Net gain on securities available for sale                   322              --
     Net gain on disposition of other assets                      10              10
     Income from investment services                             141              69
     Mortgage banking fees                                       463             146
     Other income                                                 98             123
                                                         -----------     -----------
               Total noninterest income                        1,794             930

Noninterest expense
     Salaries and employee benefits                            2,546           2,412
     Occupancy expense                                           282             259
     Furniture and equipment expense                             531             497
     Insurance expense, including FDIC assessment                 48              45
     Marketing expense                                            98              45
     Printing and supply expense                                 118             135
     Other expenses                                              989             938
                                                         -----------     -----------
               Total noninterest expense                       4,612           4,331

Income before income taxes                                     2,707           1,845
Income tax expense                                               957             593
                                                         -----------     -----------
Net income                                                     1,750           1,252
Other comprehensive income (loss)                               (341)         (1,060)
                                                         -----------     -----------
Comprehensive income                                     $     1,409     $       192
                                                         ===========     ===========
Per share data
     Net income, basic                                   $      0.39     $      0.27
     Net income, diluted                                 $      0.38     $      0.27
     Cash dividends                                      $      0.14     $      0.13
Weighted average shares outstanding, basic                 4,443,703       4,576,158
Weighted average shares outstanding, diluted               4,552,600       4,645,399

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ---------------------
                                                                         2003         2002
                                                                       --------     --------
Cash flows from operating activities:
      Interest received                                                $  8,671     $ 11,968
      Fees and commissions received                                       1,920          542
      Interest paid                                                      (4,613)      (5,626)
      Noninterest expense paid                                           (4,221)      (4,364)
      Income taxes paid                                                     (82)        (625)
      Funding of loans held for sale                                    (22,480)      (5,566)
      Proceeds from sales of loans held for sale                         22,479        5,760
                                                                       --------     --------
           Net cash provided by operating activities                      1,674        2,089
                                                                       --------     --------

Cash flows from investing activities:
      Proceeds from sales or calls of securities available for sale      39,008       22,702
      Proceeds from maturities of securities available for sale              --           --
      Purchase of securities                                            (34,866)        (220)
      Capital expenditures                                               (1,811)        (103)
      (Increase) decrease in other real estate owned                       (312)         215
      (Increase) decrease in loans                                      (11,527)       1,646
                                                                       --------     --------
           Net cash  (used in) provided by investing activities          (9,508)      24,240
                                                                       --------     --------

Cash flows from financing activities:
      Increase (decrease) in demand, savings and interest
            checking accounts                                             9,655         (606)
      Increase (decrease) in time deposits                               (7,739)     (41,275)
      Increase (decrease) in federal funds purchased and
            retail repurchase agreements                                    786       (4,097)
      Increase (decrease) in other borrowings                                --       15,000
      Repurchase of common stock                                         (1,162)          --
      Proceeds from issuance of common stock                                327          329
      Dividends paid                                                       (620)        (597)
                                                                       --------     --------
           Net cash provided by (used in)  financing activities           1,247      (31,246)
                                                                       --------     --------
Net increase (decrease) in cash and cash equivalents                     (6,587)      (4,917)
Cash and cash equivalents, January 1                                     24,524       23,673
                                                                       --------     --------

Cash and cash equivalents, March 31                                    $ 17,937     $ 18,756
                                                                       ========     ========
Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                     $    322     $     52
                                                                       ========     ========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ---------------------
                                                                        2003         2002
                                                                      --------     --------

Net income                                                            $  1,750     $  1,252

Adjustments to reconcile net income to net cash provided by
operating activities:
     Provision for credit losses                                           495          285
     Depreciation                                                          364          326
     Accretion and amortization                                            135           53
     (Gain) loss on sale of securities available for sale                 (322)          --
     (Gain) loss on sale of other assets                                   (10)         (10)
     Funding of loans held for sale                                    (22,480)      (5,566)
     Proceeds from sales of loans held for sale                         22,479        5,760
     (Increase) decrease in accrued income and other assets                347          948
     Increase (decrease) in accrued expenses and other liabilities      (1,084)        (959)
                                                                      --------     --------
          Net cash provided by operating activities                   $  1,674     $  2,089
                                                                      ========     ========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in FNB Financial Services Corporation's 2002 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period'd financial statements to place them on a comparable basis with the current period's financial statements.

2.    Significant Activities

            FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank.

            As of March 31, 2003, FNB Southeast operated thirteen banking offices in North Carolina and five banking offices in Virginia. FNB Southeast operates two wholly owned subsidiaries; FNB Southeast Investment Services, Inc., which operated two offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company and the Bank are headquartered in Reidsville, North Carolina.

3.    Other Comprehensive Income

            The Company's other comprehensive income for the three-month periods ended March 31, 2003 and 2002 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:

                                                           --------------------
                                                             2003        2002
                                                           --------    --------

Unrealized gains (losses) on
    available for sale securities                          $   (238)   $ (1,738)
Reclassification adjustment for gains
included in net income                                          322          --
                                                           --------    --------
Other comprehensive income (loss) before tax                   (560)     (1,738)
Income tax  expense  (benefit)  related to other
comprehensive income                                            219         678
                                                           --------    --------
Other comprehensive income (loss)                          $   (341)   $ (1,060)
                                                           ========    ========

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

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           2003          2002
                                                         ---------     ---------

Weighted average number of shares
        used in basic EPS                                4,443,703     4,576,158
Effect of dilutive stock options                           108,897        69,241
                                                         ---------     ---------

Weighted average number of common
        shares and dilutive potential common
        shares used in dilutive EPS                      4,552,600     4,645,399
                                                         =========     =========

            As of March 31, 2003, there were 156,916 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the average fair market value of the common shares during the quarter.

6.    Investment Securities

                                            March 31, 2003           December 31, 2002
                                        ----------------------    ----------------------
(Dollars in thousands)                  Amortized      Fair       Amortized      Fair
                                          Cost         Value        Cost         Value
                                        ---------    ---------    ---------    ---------
Available for sale:
     U.S. Agency securities             $  81,146    $  82,189    $  97,364    $  99,024
     Mortgage backed securities            23,078       23,456       17,945       18,388
     State and municipal obligations       23,487       23,924        7,036        7,351
     Other                                    321          336          306          321
                                        ---------    ---------    ---------    ---------
        Total available for sale          128,032      129,905      122,651      125,084
Federal Reserve Bank and Federal
     Home Loan Bank stock                   3,732        3,732        3,732        3,732
                                        ---------    ---------    ---------    ---------
        Total investment securities     $ 131,764    $ 133,637    $ 126,383    $ 128,816
                                        =========    =========    =========    =========

7.    Loans (net of unearned income)

(Dollars in thousands)                            March 31,        December 31,
                                                    2003              2002
                                                ------------      --------------

Loan Category:

   Real estate - commercial                       $ 169,745         $ 170,657
   Real estate - residential                        110,005           116,074
   Real estate - construction                        97,819            87,696
   Commercial, financial and agricultural            87,601            87,458
   Consumer                                         106,762            98,473
                                                  ---------         ---------

             Subtotal loans                         571,932           560,358

   Loans held for sale                                3,243             3,242
                                                  ---------         ---------

             Gross loans                          $ 575,175         $ 563,600
                                                  =========         =========

8.    Allocation of Allowance for Credit Losses

                                          March 31, 2003          December 31, 2002
                                     -----------------------   ----------------------
                                                 % of Loans               % of Loans
                                                 in Each                  in Each
                                                 Category to              Category to
(Dollars in thousands)                Allowance  Total Loans   Allowance  Total Loans
                                      ---------  -----------   ---------  -----------
Balance at end of period
applicable to:

   Real estate - construction          $     5          17      $     7          16
   Real estate - mortgage                   81          49          180          51
   Commercial                            5,234          15        5,201          16
   Consumer                              1,856          19        1,671          17
                                       -------     -------      -------     -------
        Total allocation               $ 7,176         100%     $ 7,059         100%
                                       =======     =======      =======     =======

9.    Analysis of Allowance for Credit Losses

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
(Dollars in thousands)                                       2003         2002
                                                           -------      -------

Balance, beginning of period                               $ 7,059      $ 6,731

Charge-offs                                                    520          302
Recoveries                                                     142           28
                                                           -------      -------
Net charge-offs                                                378          274
                                                           -------      -------
Allowance charged to operations                                495          285
                                                           -------      -------
Balance, end of period                                     $ 7,176      $ 6,742
                                                           =======      =======
Ratio of annualized net charge-offs during the
     period to average loans outstanding
     during the period                                        0.27%        0.20%
                                                           =======      =======
Ratio of allowance for credit losses to
     month end loans                                          1.25%        1.26%
                                                           =======      =======

Nonperforming Assets

                                                       March 31,    December 31,
     (Dollars in thousands)                              2003           2002
                                                       ---------    ------------


Nonaccrual (1)                                          $ 6,703       $ 3,614
Past due 90 days or more and still accruing interest         71            65
Other real estate                                         1,641         1,662
Renegotiated troubled debt                                   --            --

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

Application of Critical Accounting Policies

      The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements included in the Company's 2002 Annual Report. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

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

Summary

      On January 27, 2003 the Company completed the acquisition of the Harrisonburg, Virginia branch of another financial institution. The Company acquired approximately $5.4 million in loans and $11.0 million in deposits.

      Assets at March 31, 2003 were $744.9 million, an increase of $10.8 million since December 31, 2002. The increase in assets is primarily due to an increase in loans of $11.6 million and an increase in investment securities available for sale of $5.0 million, combined with a $5.8 decrease in other earning assets, over the first three months of 2003. Over the past three months, deposits have increased $1.9 million.

      Net income for the quarter ended March 31, 2003, of $1.8 million was $498,000 or 39.8%, higher than the amount earned in the first quarter last year. Diluted earnings per share for the current quarter was $0.38 per share compared to $0.27 per share last year.

Interest Income and Interest Expense

      First quarter total interest income was $10.6 million, a decrease of 1.7% over the same quarter last year. Average earning assets for the quarter were $708.6 million, compared to $658.8 million for the year ago period. Interest income from loans was $9.1 million, compared to $9.0 million in the first quarter of 2002. The prime lending rate was 50 basis points lower during first quarter 2003 than during first quarter 2002. Average loans for the first quarter of 2003 were $570.4 million, $34.7 million, or 6.5%, higher than the $535.7 million last year. For the first quarter, the average yield on loans was 6.46% in 2003 compared to 6.83% in 2002.

      Interest income on investments totaled $1.5 million for the current quarter, down 13.9% from $1.7 million for the year ago quarter. The change is primarily attributable to a decrease of $263,000 in interest income on U.S. Agency securities.

      First quarter total interest expense was $4.5 million compared to $5.2 million from the first quarter of last year, a 12.9% decrease. Average interest bearing liabilities for the first quarter 2003 increased 7.6% to $609.0 million from $566.0 million for the first quarter of 2002. Overall cost of funds for the first quarter was 2.74% and 3.73% for 2003 and 2002, respectively.

      Interest expense on deposits for the first quarter 2003 was $4.1 million, compared to $4.9 million in the same period a year ago. A 6.4% increase in average interest bearing deposits, from $511.1 million in first quarter 2002 to $543.7 million during first quarter 2003, offset by a decrease in the average rate for the quarter on interest-bearing deposits to 3.07% from 3.89% one year earlier, yielded this decrease in interest expense on deposits.

      Interest expense on federal funds purchased and other borrowings was $415,000 for the current quarter, an increase of 36.5%, from $304,000 in the first quarter of 2002. The increase is primarily attributable to an increase in average federal funds purchased and other borrowings from $54.8 million in the first quarter of 2002 to $65.4 million in the first quarter of 2003.

Comparable net interest margins are as follows:

                                         Liability
Time Period            Asset Yield          Rate           Interest Rate Spread
-----------           -------------     -----------       ----------------------
First Quarter, 2003       6.09%      -      2.74%     =           3.35%
First Quarter, 2002       6.64%      -      3.73%     =           2.91%

Provision for Credit Losses

      A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that reflects management' evaluation of the incurred losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and "watch list" loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs, nonperforming asset trends and management's judgment with respect to current and expected economic conditions and their impact on the existing credit portfolio.

      The provision for credit losses in the first quarter of 2003 was $495,000 compared to $285,000 in 2002. The allowance for credit losses as a percentage of gross loans outstanding was 1.25% at March 31, 2003, compared to 1.26% at March 31, 2002. At March 31, 2003 and 2002, the allowance, as a percentage of nonaccrual loans, was 107.1% and 186.6%, respectively.

Noninterest Income and Expense

      Noninterest income in the first quarter this year increased 92.9%, to $1.8 million from $930,000 in the same period last year. For the current quarter, $322,000 in net gains from sales of investment securities was recognized. Deposit service charges of $760,000 for the first quarter of 2003 increased 30.6% from the $582,000 in the first quarter of 2002. Mortgage banking fees increased from $146,000 in the first quarter of 2002 to $463,000 in the current quarter and investment service fees in the first quarter of 2003 were $141,000, compared to $69,000 for the same period last year, a 104.4% increase.

      Noninterest expense for the first quarter of 2003 was $4.6 million, a 6.5% increase over the $4.3 million expense in the first quarter of 2002. Salaries and employee benefits increased $135,000 based on higher insurance and retirement costs, occupancy expense increased $23,000, and equipment expense was $57,000 higher, compared to the same period a year ago. Other expense increased $51,000, or 5.4%, in the first quarter of 2003, compared to the first quarter of 2002. Items contributing to this overall net increase were: increases in staff development expenses, marketing expense, telephone expense, loan filing, credit report and appraisal fees, franchise taxes, contracted services, and professional fees, combined with decreases in legal fees, postage, printing and supplies, and OREO expenses.

Income Taxes

      The effective income tax rate of 35.4% for the first three months of 2003 was higher than the 32.1% rate for the same quarter of 2002. The lower effective tax rate for 2002 was primarily due to the reduced amount of current expense required to provide adequate income tax provision during the first quarter of 2002. The Company anticipates the effective tax rate for the 2003 full year will be similar to the results of the first quarter of 2003.

Financial Condition

      The Company's total assets at March 31, 2003 and 2002 were $744.9 million and $672.8 million, respectively, representing a $72.1 million, or 10.7%, increase over the balance a year ago. Since December 31, 2002, assets have increased $10.8 million. Average earning assets for the 2003 first quarter were $708.6 million, or 7.6% higher than the $658.8 million average in the same quarter last year.

      Loans at March 31, 2003 totaled $575.2 million compared to $533.5 million one year earlier, an increase of 7.8%. Loans have increased 2.1% from $563.6 million at December 31, 2002. Average loans for the first quarter of 2002 were $570.4 million, or 6.5% higher than the $535.7 million average in this same period one year ago. The Company added approximately $5.4 million in outstanding loans through the branch acquisition completed in January 2003.

      Investment securities of $133.6 million at March 31, 2003 were 29.2% higher than the $103.4 million held one year earlier. Average investment securities were $131.8 million and $119.2 million for the first quarter of 2003 and 2002, respectively. The increase in the investment portfolio was due to increased levels of mortgage-backed securities and tax-exempt securities.

The Company added approximately $11.0 million in deposits through the branch acquisition completed in January 2003. Deposits totaled $606.9 million at March 31, 2003, an 11.4% increase versus $544.9 million one year ago, and a 0.3% increase from the $605.0 million recorded at December 31, 2002. At March 31, 2003, noninterest bearing deposits were $66.0 million, or 10.9% of total deposits. The increase in deposits funded increased amounts of loans and investment securities. At March 31, 2003 and December 31, 2002, borrowings at the Federal Home Loan Bank of Atlanta (FHLB) totaled $52.5 million

      Shareholders' equity remained steady at $64.3 million from December 21, 2002 to March 31, 2003. The Company paid dividends of $0.14 per share during the current quarter, compared to $0.13 per share in the first quarter of 2002.

Asset Quality

      The credit loss allowance ratio at March 31, 2003 stood at 1.25% of gross loans outstanding, compared to 1.25% at December 31, 2002 and 1.26% at March 31, 2002. For the first quarter of 2003, provision charges against earnings totaled $495,000 compared to $285,000 in the first quarter one year earlier. Net credit losses for the 2003 first quarter totaled $378,000, or a 0.27% annualized loss ratio based on average loans outstanding. This compares to net credit losses of $274,000, or 0.20% annualized loss ratio for the 2002 first quarter.

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

      Other real estate owned decreased to $1.6 million at March 31, 2003, compared to $1.7 million at December 31, 2002. Approximately $332,000 has been transferred from loans into other real estate and approximately $361,000 of such assets have been disposed of during the first quarter of 2003. A net loss of $31,000 has been recorded on disposition of other real estate in the current year.

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

      As shown in the following table, the Company and its wholly-owned banking subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of March 31, 2003.

                              Regulatory Guidelines
                          ----------------------------
                               Well       Adequately                     FNB
     Ratio                 Capitalized    Capitalized     Company     Southeast
     -----                -------------  -------------   ---------   -----------

     Total Capital            10.0%           8.0%         12.04%       11.96%
     Tier 1 Capital            6.0            4.0          10.80        10.71
     Leverage Capital          5.0            4.0           8.39         8.35

New Accounting Pronouncements

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

      The FASB has issued SFAS 147,"Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). FASB Statement No. 72,"Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9,"Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141,"Business Combinations," and No. 142,"Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

      In addition, SFAS 147 amends FASB Statement No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. Paragraph 5 of SFAS 147, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. Management does not anticipate the implementation of this Statement to have a material impact on the Company's financial statements.

      In December 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148), which amends FASB Statement No. 123, "Accounting for Stock Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS 148 does not have an impact on the Company's consolidated balance sheet or consolidated statements of income and comprehensive income. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

      The pro forma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS 123 and SFAS 148, is disclosed as follows.

                                                        March 31,      March 31,
(Dollars in thousands, except per share data)             2003           2002
---------------------------------------------             ----           ----
Net income, as reported                                 $ 1,750        $ 1,252
Less: Stock based compensation as calculated per
fair value method, net of tax effect                       (174)           (87)
                                                        -------        -------
Pro forma net income                                    $ 1,576        $ 1,165

Earnings per share:
Basic - as reported                                     $   .39        $   .27
Basic - pro forma                                       $   .35        $   .25
Diluted - as reported                                   $   .38        $   .27
Diluted - pro forma                                     $   .35        $   .25

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2003 and 2002: dividend yield of 3.26% and 3.30%; expected volatility of 4.58% and 16.0%; risk free interest rates of 3.50% and 3.47%, and expected lives of seven years for both periods.

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

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"),"Consolidation of Variable Interest Entities (an interpretation of ARB No.51)." FIN 46 addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FSAB Statements No. 133 "Accounting for Derivative Instruments and Hedging Activities" and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," and FASB Statements No. 65, "Accounting for Certain Mortgage Banking Activities," No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," No. 95, "Statement of Cash Flows," and No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." The Company is presently evaluating the effect of this pronouncement.

      Based on the Company's operations as of March 31, 2003, none of these standards are expected to have a material effect on the Company's financial statements.

Sarbanes-Oxley Act of 2002

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

      During the first quarter of 2003 the Company had net cash provided by operating activities of $1.7 million. This is a reduction from $2.1 million of net cash provided by operating activities in the first quarter of 2002. The decline is primarily attributable to the decline of $3.3 million in interest received and a decrease in interest expense paid of $1.0 million.

      Net cash used in investing activities in the first quarter 2003 totaled $9.5 million primarily based on the purchase of $34.9 million in investment securities and an $11.5 million funding increase in gross loans, offset by the proceeds from the sale of securities available for sale totaling $39.0 million. This compares to the first quarter of 2002 when proceeds from the sale of securities available for sale, totaling $22.7 million, resulted in net cash provided by investing activities of $24.2 million. A decrease in gross loans outstanding also provided $1.6 million in cash during 2002.

      Financing activities in the 2003 first quarter provided $1.2 million, based primarily on a net $1.9 million increase in deposits. During the 2002 first quarter, financing activities used $31.2 million. Time deposits used $41.3 million of cash during the 2002 quarter, which was somewhat offset by a net increase in federal funds purchased and other borrowings of $10.9 million.

      Overall cash and cash equivalents totaled $17.9 million at March 31, 2003 compared to $24.5 million at December 31, 2001 and $18.8 million at March 31, 2002.

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

      The Company has not experienced any substantive changes in portfolio risk during the three months ended March 31, 2003.

Item 4. Controls and Procedures

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

 Exhibit No.      Description
 -----------      -----------

 3.01   Amended and Restated Articles of Incorporation.
 3.02   Bylaws of Company, as amended.
 4.01   Specimen Common Stock Certificate.
10.01 Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
10.02   Omnibus Equity Compensation Plan of the Registrant.
10.03 Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04 Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05 Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.07   Benefit Equivalency Plan of the Registrant effective January 1, 1994.
10.08   Annual Management Incentive Plan of the Registrant.
10.09   Long Term Incentive Plan of the Registrant.
10.10 Long Term Incentive Plan of the Registrant for certain Senior Management employees.
10.11 Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant.
10.12 Amendment to Employment Agreement between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant dated May 16, 2002.
10.13 Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
10.14 Lease, dated January 31, 1997, between the Registrant and Landmark Commercial, Inc., relating to the Wilmington branch office.
10.15 Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.

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

                                       FNB FINANCIAL SERVICES CORPORATION
                                       (Registrant)

May 12, 2003                           /s/ Michael W. Shelton
                                       -----------------------------------------
                                                   Michael W. Shelton
                                       (Vice President, Secretary and Treasurer)

                       FNB FINANCIAL SERVICES CORPORATION

                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. Section 1350

      Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officers of FNB Financial Services Corporation (the "Company") certify that the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 12, 2003                          /s/ Ernest J. Sewell
                                             -----------------------------------
                                             Ernest J. Sewell
                                             Chief Executive Officer


Dated: May 12, 2003                          /s/ Michael W. Shelton
                                             -----------------------------------
                                             Michael W. Shelton
                                             Chief Financial Officer

* This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                 CERTIFICATIONS

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      Z 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
                                         /s/ Ernest J. Sewell
                                         ---------------------------------------
                                         Ernest J. Sewell
                                         Chief Executive Officer

                                 CERTIFICATIONS

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
                                         /s/ Michael W. Shelton
                                         ---------------------------------------
                                         Michael W. Shelton
                                         Chief Financial Officer