Form 10-Q
period 2003-06-30
FNB FINANCIAL SERVICES CORP
filed 2003-08-13
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         Commission File Number: 0-13086

                       FNB FINANCIAL SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

             North Carolina                               56 - 1382275
  (State or other jurisdiction of                        (I.R.S. Employer
  inc orporation or organization)                     Identification Number)

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

Yes |X|       No |_|

4,402,397 common shares were outstanding as of July 31, 2003, with a par value per share of $1.00.

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
  PART I  INANCIAL INFORMATION

  Item 1  Financial Statements

          Consolidated Balance Sheets                                          3
          June 30, 2003 and December 31, 2002

          Consolidated Statements of Income and Comprehensive Income Three     4
          Months and Six Months Ended June 30, 2003 and 2002

          Consolidated Statements of Cash Flows                                5
          Six months ended June 30, 2003 and 2002

          Notes to Consolidated Financial Statements                           7

  Item 2  Management's Discussion and Analysis of Financial Condition and     11
          Results of Operations

  Item 3  Quantitative and Qualitative Disclosures About Market Risk          19

  Item 4  Controls and Procedures                                             20

  PART II OTHER INFORMATION

  Item 1  Legal Proceedings                                                   20

  Item 2  Changes in Securities and Use of Proceeds                           20

  Item 3  Defaults Upon Senior Securities                                     20

  Item 4  Submission of Matters to a Vote of Security Holders                 21

  Item 5  Other Information                                                   21

  Item 6  Exhibits and Reports on Form 8 - K                                  21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

                                                                  June 30,    December 31,
                                                                    2003         2002
                                                                (Unaudited)    (Audited)
                                                                -----------   ------------
ASSETS

Cash and due from banks                                           $ 39,915      $ 24,524
Investment securities:
  Securities available for sale                                    142,525       125,084
  Federal Home Loan Bank and Federal Reserve Bank Stock              2,775         3,732
Loans, net of allowance for credit losses of $7,092 at
  June 30, 2003 and $7,059 at December 31, 2002                    562,288       556,541
Premises and equipment, net                                         12,558        10,916
Accrued income and other assets                                     15,602        13,235
                                                                  --------      --------

    Total assets                                                  $775,663      $734,032
                                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing                                             $ 72,418      $ 61,651
  Interest bearing                                                 588,989       543,354
                                                                  --------      --------
    Total deposits                                                 661,407       605,005

Federal funds purchased and retail repurchase agreements             6,716         8,258
Other borrowings                                                    32,500        52,500
Accrued expenses and other liabilities                               9,549         3,936
                                                                  --------      --------

    Total liabilities                                              710,172       669,699
                                                                  --------      --------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
    none issued                                                         --            --
Common stock, $1.00 par value; authorized 40,000,000 shares;
    outstanding 4,404,404 at June 30, 2003 and
    4,467,239 at December 31, 2002                                   4,404         4,467
Paid-in capital                                                     22,626        23,833
Retained earnings                                                   36,835        34,549
Accumulated other comprehensive income                               1,626         1,484
                                                                  --------      --------

    Total shareholders' equity                                      65,491        64,333
                                                                  --------      --------

    Total liabilities and shareholders' equity                    $775,663      $734,032
                                                                  ========      ========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                           ----------------------------      ----------------------------
                                                               2003             2002             2003             2002
                                                           -----------      -----------      -----------      -----------
Interest income
  Loans                                                    $     9,020      $     9,218      $    18,099      $    18,242
  Federal funds sold and overnight deposits                         28               23               41               43
  Investment securities
    Taxable                                                      1,017            1,221            2,280            2,752
    Tax exempt                                                     272               96              419              193
    Other                                                           45               58               95              119
                                                           -----------      -----------      -----------      -----------

    Total interest income                                       10,382           10,616           20,934           21,349
                                                           -----------      -----------      -----------      -----------

Interest expense
  Deposits                                                       3,979            4,243            8,096            9,141
  Federal funds purchased and other borrowings                     403              368              819              672
                                                           -----------      -----------      -----------      -----------

    Total interest expense                                       4,382            4,611            8,914            9,813
                                                           -----------      -----------      -----------      -----------

Net interest income                                              6,000            6,005           12,019           11,536
Provision for credit losses                                        282              680              777              965
                                                           -----------      -----------      -----------      -----------

Net interest income after provision for credit losses            5,718            5,325           11,242           10,571

Other income
  Service charges on deposit accounts                              871              663            1,631            1,245
  Net gain on sale of securities                                   240              318              562              318
  Net gain on disposition of asset                                   0               94                0              104
  Income from investment services                                  102               77              243              146
  Mortgage banking fees                                            482              282              946              442
  Other income                                                      72              114              180              223
                                                           -----------      -----------      -----------      -----------

    Total noninterest income                                     1,767            1,548            3,562            2,478

Other expenses
  Salaries and employee benefits                                 2,580            2,524            5,127            4,936
  Occupancy expense                                                275              270              557              529
  Furniture and equipment expense                                  578              482            1,109              979
  Insurance expense, including FDIC assessment                      48               52               96               97
  Marketing expense                                                 85               74              182              119
  Printing and supply expense                                       92               94              210              229
  Other expenses                                                 1,100            1,081            2,089            2,019
                                                           -----------      -----------      -----------      -----------

    Total noninterest expense                                    4,758            4,577            9,370            8,908

Income before income taxes                                       2,727            2,296            5,434            4,141
Income tax expense                                                 953              761            1,911            1,354
                                                           -----------      -----------      -----------      -----------

Net income                                                       1,774            1,535            3,524            2,787
Other comprehensive income (loss)                                  485              973              142              (87)
                                                           -----------      -----------      -----------      -----------

Comprehensive income                                       $     2,259      $     2,508      $     3,666      $     2,700
                                                           ===========      ===========      ===========      ===========
Per share data
  Net income, basic                                        $      0.40      $      0.33      $      0.79      $      0.60
  Net income, diluted                                      $      0.39      $      0.32      $      0.77      $      0.59
  Cash dividends                                           $      0.14      $      0.13      $      0.28      $      0.26
Weighted average shares outstanding, basic                   4,467,707        4,635,296        4,455,772        4,605,891
Weighted average shares outstanding, diluted                 4,610,202        4,739,204        4,581,468        4,694,325

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                      -----------------------
                                                                        2003           2002
                                                                      --------       --------
Cash flows from operating activities:
   Interest received                                                  $ 19,193       $ 19,738
   Fees and commissions received                                         3,880          2,280
   Interest paid                                                        (9,204)       (10,548)
   Noninterest expense paid                                            (10,141)        (8,682)
   Income taxes paid                                                    (1,963)        (2,026)
   Funding of loans held for sale                                      (47,503)       (12,232)
   Proceeds from sales of loans held for sale                           48,205         12,514
                                                                      --------       --------

    Net cash provided by operating activities                            2,467          1,044
                                                                      --------       --------

Cash flows from investing activities:
   Proceeds from sales or calls of securities available for sale        77,882         33,029
   Proceeds from maturities of securities available for sale               200             --
   Purchase of securities                                              (89,972)          (220)
   Capital expenditures                                                 (2,274)          (218)
   (Increase) decrease in other real estate owned                         (721)           823
   Increase in loans                                                    (4,543)        (8,033)
                                                                      --------       --------

    Net cash provided by (used in) investing activities                (19,428)        25,381
                                                                      --------       --------

Cash flows from financing activities:
   Increase (decrease) in demand, savings and interest
    checking accounts                                                   13,411         (2,908)
   Increase (decrease) in time deposits                                 42,991        (45,477)
   Decrease in federal funds purchased and
    Retail repurchase agreements                                        (1,542)          (779)
   Increase (decrease) in other borrowings                             (20,000)        15,000
   Proceeds from issuance of common stock                                  366          1,072
   Repurchase of common stock                                           (1,636)        (1,100)
   Dividends paid                                                       (1,238)        (1,199)
                                                                      --------       --------

    Net cash provided by (used in) financing activities                 32,352        (35,391)
                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents                    15,391         (8,966)
Cash and cash equivalents, January 1                                    24,524         23,673
                                                                      --------       --------

Cash and cash equivalents, June 30                                    $ 39,915       $ 14,707
                                                                      ========       ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                    $    535       $    394
                                                                      ========       ========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                              Six Months Ended
                                                                                   June 30,
                                                                           -----------------------
                                                                             2003           2002
                                                                           --------       --------
Net income                                                                 $  3,524       $  2,787

Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                                  777            965
   Depreciation                                                                 751            684
   Accretion and amortization                                                   330            102
   Gain on sale of securities available for sale                               (562)          (318)
   Funding of loans held for sale                                           (47,503)       (12,232)
   Proceeds from sales of loans held for sale                                48,205         12,514
   Gain on other assets                                                          (4)          (104)
   Increase in accrued income and other assets                               (1,563)        (2,557)
   Decrease in accrued expenses and other liabilities                        (1,488)          (797)
                                                                           --------       --------

    Net cash provided by operating activities                              $  2,467       $  1,044
                                                                           ========       ========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.    Significant Activities

            FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of June 30, 2003, the Bank operated thirteen banking offices in North Carolina and five banking offices in Virginia. The Bank has two wholly owned subsidiaries; FNB Southeast Investment Services, Inc., which operated three offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company and the Bank are headquartered in Reidsville, North Carolina.

3.    Comprehensive Income

            The Company's other comprehensive income for the three and six month periods ended June 30, 2003 and 2002 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:

      (Dollars in thousands)                    Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                              ---------------------       ---------------------
                                                2003          2002          2003          2002
                                              -------       -------       -------       -------
      Unrealized gains (losses) on
       available for sale securities          $ 1,033       $ 1,913       $   795       $   176

      Reclassification of realized gains         (240)         (318)         (562)         (318)
                                              -------       -------       -------       -------
      Other comprehensive income (loss)
        before tax                                793         1,595           233          (142)

      Income tax effect                          (310)         (622)          (91)           55
                                              -------       -------       -------       -------

      Other comprehensive income (loss)       $   483       $   973       $   142       $   (87)
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

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                  ------------------------      ------------------------
                                                     2003          2002           2003            2002
                                                  ---------      ---------      ---------      ---------
      Weighted average number of shares
        used in basic EPS                         4,467,707      4,635,296      4,455,772      4,605,891
      Effect of dilutive stock options              142,495        103,908        125,696         88,434
                                                  ---------      ---------      ---------      ---------

      Weighted average number of common
        shares and dilutive potential common
        shares used in dilutive EPS               4,610,202      4,739,204      4,581,468      4,694,325
                                                  =========      =========      =========      =========

            As of June 30, 2003, there were 114,833 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

6.    Investment Securities

                                           June 30, 2003            December 31, 2002
                                      -----------------------     -----------------------
   (Dollars in thousands)             Amortized        Fair       Amortized        Fair
                                         Cost          Value         Cost          Value
                                      ---------      --------     ---------      --------
Available for sale:
  U.S. Agency securities               $ 82,284      $ 83,644      $ 97,364      $ 99,024
  Mortgage backed securities             24,680        24,992        17,945        18,388
  State and municipal obligations        32,574        33,550         7,036         7,351
  Other                                     321           339           306           321
                                       --------      --------      --------      --------
  Total available for sale              139,859       142,525       122,651       125,084
Federal Reserve Bank and Federal
  Home Loan Bank stock                    2,775         2,775         3,732         3,732
                                       --------      --------      --------      --------
   Total investment securities         $142,634      $145,300      $126,383      $128,816
                                       ========      ========      ========      ========

7.    Loans (net of unearned income)

      (Dollars in thousands)                            June 30,    December 31,
                                                          2003          2002
                                                        --------    ------------
      Loan Category:

       Real estate - commercial                         $163,561      $170,657
       Real estate - residential                          98,670       116,074
       Real estate - construction                        105,903        87,696
       Commercial, financial and agricultural             89,635        87,458
       Consumer                                          109,071        98,473
                                                        --------      --------

         Subtotal loans                                  566,840       560,358

       Loans held for sale                                 2,540         3,242
                                                        --------      --------

         Gross loans                                    $569,380      $563,600
                                                        ========      ========

8.    Allowance for Credit Losses

                                        June 30, 2003             December 31, 2002
                                   ------------------------    ------------------------
                                                % of Loans                  % of Loans
(Dollars in thousands)                          in Each                     in Each
                                                Category to                 Category to
                                   Allowance    Total Loans    Allowance    Total Loans
                                   ---------    -----------    ---------    -----------
Balance at end of period
applicable to:

Real estate - construction               5            19         $    7            16
Real estate - mortgage                  58            46            180            51
Commercial                           5,102            16          5,201            16
Consumer                             1,927            19          1,671            17
                                    ------        ------         ------        ------

 Total                              $7,092           100%        $7,059           100%
                                    ======        ======         ======        ======

9.    Analysis of Allowance for Credit Losses

                                                              Six Months Ended
                                                                   June 30,
                                                           ----------------------
(Dollars in thousands)                                       2003           2002
                                                           -------        -------
Balance, beginning of period                               $ 7,059        $ 6,731

Charge-offs                                                    906            857
Recoveries                                                    (162)           (69)
                                                           -------        -------

Net charge-offs                                                744            788
                                                           -------        -------

Allowance charged to operations                                777            965
                                                           -------        -------

Balance, end of period                                     $ 7,092        $ 6,908
                                                           =======        =======

Ratio of annualized net charge-offs during the
   period to average loans outstanding
   during the period                                          0.26%          0.29%
                                                           =======        =======

Ratio of allowance for credit losses to
   month end loans                                            1.25%          1.27%
                                                           =======        =======

10.   Nonperforming Assets

                                                               June 30,    December 31,
     (Dollars in thousands)                                      2003          2002
                                                               --------    ------------
      Nonaccrual (1)                                            $8,913        $3,614
      Past due 90 days or more and still accruing interest          54            65
      Other real estate                                          1,847         1,662
      Renegotiated troubled debt                                    --            --

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

      Assets at June 30, 2003 were $775.7 million, an increase of $41.6 million since December 31, 2002. An increase in investment securities available for sale of $17.4 million, combined with an increase in net loans of $5.8 million, contributed to this increase in assets during the first six months of 2003. Over the past six months, noninterest-bearing deposits increased $10.8 million, while interest-bearing deposits rose $45.6 million.

      Net income for the quarter ended June 30, 2003, of $1.8 million was $239,000, or 15.6%, higher than the amount earned in the second quarter last year. Diluted earnings per share for the current quarter was $0.39 per share compared to $0.32 per share last year. For the six months to date of 2003, earnings of $3.5 million were $737,000, or 26.4%, higher than the same period a year ago. Diluted earnings per share for the six months ended June 30, 2003 and 2002 were $0.77 and $0.59, respectively.

Interest Income and Interest Expense

      Total interest income was $10.4 million for the second quarter of 2003, compared to $10.6 million during the same period in 2002. Average earning assets for the current quarter were $717.5 million, an increase of 11.7% over the second quarter average of $642.4 million a year ago. Interest income from loans was $9.0 million, down 2.1% from $9.2 million in the second quarter of 2002. The decrease in interest income was driven primarily by a continuing decline in the prime lending rate. Average loans of $573.5 million were 6.3% higher than the $539.4 million last year. For the six months ended on June 30, 2003, total interest income was $20.9 million, compared to $21.3 million during the same period in 2002. Earning assets averaged $713.1 million during the first six months of 2003, a 9.6% increase over the 2002 average of $650.6 million.

      Interest income on investments totaled $1.3 million for the three months ended June 30, 2003 and 2002. The $36.5 million, or 37.4%, increase in the average balance of the investment portfolio was offset by a decline in the yield from 5.95% in 2002 to 4.60% in 2003. Investment income for the six-month period totaled $2.8 million in 2003 and $3.1 million in 2002. Market pressure continues on yields as interest rates are at the lowest point in 45 years.

      Second quarter total interest expense was $4.4 million, compared to $4.6 million from the second quarter of last year, a 5.0% decrease. Average interest bearing liabilities for the second quarter 2003 increased 13.5%, to $617.3 million from $543.8 million for the second quarter of 2002. Total interest expense for the first six months of 2003 was $8.9 million, a 9.2% decrease from the $9.8 million expense for the first six months of 2002. Overall cost of funds for the six months ended June 30, 2003 and 2002 was 2.66% and 3.23%, respectively.

      Interest expense on deposits for the second quarter decreased 6.2%, to $4.0 million for 2003 from $4.2 million in 2002. Average interest bearing deposits increased 15.9%, to $555.1 million, from $478.8 for the second quarter of 2002. A campaign directed at increasing certificates of deposit accounted for a significant amount of this growth. Deposit interest expense for the six months ended June 30, 2003, decreased from $9.1 million in 2002 to $8.1 million in 2003. The average rate for the six months on interest bearing deposits decreased to 2.97% in 2003; from 3.72% one year earlier while the average balance of interest bearing deposits increased 11.0%, from $494.9 million in 2002 to $549.4 million in 2003.

      Interest expense on federal funds purchased and other borrowings was $404,000 for the quarter ended June 30, 2003, up 9.4%, from $368,000 in the second quarter of 2002. For the six months ended June 30, interest expense for this category increased from $$673,000 in 2002 to $819,000 in 2003. The increase was attributable primarily to an increase in the average balance of federal funds purchased and other borrowings from $59.9 million in 2002 to $63.8 million in 2003. This increase was partially offset by a decline in the average rate paid on purchased funds from 3.23% for the first six months of 2002 to 2.66% for the same period in 2003.

Comparable net interest margins are as follows:

                                                        Liability
Time Period                       Asset Yield              Rate             Interest Rate Spread
-----------                       -----------              ----             --------------------
Second Quarter, 2003                 5.88%         -      2.85%       =             3.03%
Second Quarter, 2002                 6.66%         -      3.40%       =             3.26%

Year-To-Date, 2003                   5.98%         -      2.93%       =             3.05%
Year-To-Date, 2002                   6.65%         -      3.57%       =             3.08%

Provision for Credit Losses

      A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that reflects management's evaluation of the incurred losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and "watch list" loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs, nonperforming asset trends and management's judgment with respect to current and expected economic conditions and their impact on the existing credit portfolio.

      The provision for credit losses in the second quarter of 2003 was $282,000 compared to $680,000 in 2002. The allowance for credit losses as a percentage of gross loans outstanding was 1.25% at June 30, 2003 and December 31, 2002, compared to 1.27% at June 30, 2002. Annualized net credit losses, as a percent of average loans, was 0.26% and 0.38% for the quarters ended June 30, 2003 and 2002, respectively. Year to date annualized net credit loss declined to 0.26% of average loans in 2003, compared to 0.29% for the same period in 2002. For the first six months of 2003, the provision was $777,000, compared to $965,000 for the same period a year ago.

Noninterest Income and Expense

      Noninterest income in the second quarter of this year increased 14.2% to $1.8 million from $1.5 million in the same period last year. For the current quarter, $240,000 of net gains from sales of investment securities were recognized, a decrease from $318,000 of net gains in the second quarter of last year. Deposit service charges of $871,000 for the second quarter of 2003 increased 31.3% from the $663,000 in the second quarter of 2002. The introduction in the second quarter of 2002 of a new fee-based overdraft protection product contributed to this increase. Noninterest income in the second quarter of 2003 included $482,000 in mortgage banking fees and $102,000 in investment service fees compared to revenues of $282,000 and $77,000, respectively, for the previous year. The increase in mortgage banking fees for the first half of 2003 was attributable to the continuing growth of the mortgage banking subsidiary, combined with the refinancing activity associated with the declining interest rate environment. Total noninterest income for the first half of 2003 totaled $3.6 million; a 43.7% increase over the $2.5 million earned in the first half of 2002. Deposit service charges of $1.6 million for the six months were 31.0% higher than the $1.2 million recorded in the same period last year. Mortgage banking fees totaled $946,000 for the first six months of 2003, compared to $442,000 for the same period in 2002, an increase of 113.8%.

      Noninterest expense for the second quarter of 2003 was $4.8 million, a 4.0% increase over the $4.6 million expense in the second quarter of 2002. Salaries and employee benefits increased $56,000 because of higher insurance and retirement costs and furniture and equipment expense rose $96,000, compared to second quarter 2002. Other expense for the second quarters of 2003 and 2002 totaled $1.1 million. Other expense in the first half of 2003 totaled $2.1 million, an increase of $70,000 from the first half of 2002. This year's six-month noninterest expense of $9.4 million was 5.2% higher than the $8.9 million in the same period last year.

Income Taxes

      The effective income tax rate of 35.2% for the first six months of 2003 was higher than the 32.7% rate for the same period of 2002. The lower effective tax rate for 2002 was primarily due to the reduced amount of current expense required to provide adequate income tax provision during the first six months of 2002. The Company anticipates the effective tax rate for the 2003 full year will be similar to the results of the first six months of 2003.

Financial Condition

      The Company's total assets at June 30, 2003 and 2002 were $775.7 million and $671.3 million, respectively. The $104.3 million growth represents a 15.5% increase over one year earlier. Since December 31, 2002, assets have increased $41.6 million. An increase of $16.5 million in investment securities available for sale, combined with a $9.1 million rise in interest-bearing balances due from banks, contributed to the increase in total assets. Average earning assets for the second quarter of 2003 were $717.5 million, or 11.7%, higher than the $642.4 million average for the same quarter last year.

      Loans at June 30, 2003 totaled $569.4 million, compared to $543.5 million one year earlier, an increase of 4.8%. Loans have increased 1.0% from $563.6 million at December 31, 2002. Average loans for the second quarter of 2003 were $573.5 million, a 6.3% increase over the $539.4 million average in this same period last year.

      Investment securities of $145.3 million at June 30, 2003 were 56.3% higher than the $92.9 million balance a year ago. Average investment securities were $134.0 million and $97.5 million for the second quarter of 2003 and 2002, respectively. The Company elected to use the proceeds from successful campaigns directed at increasing core deposits to fund the growth in the investment portfolio.

      Deposits totaled $661.4 million at June 30, 2003, a 22.9% increase versus $538.4 million one year ago, and a 9.3% increase from the $605.0 million recorded at December 31, 2002. At the end of the second quarter 2003, noninterest-bearing deposits were $72.4 million, or 10.9% of total deposits. The increase in deposits was the result of campaigns designed to attract demand deposits and certificates of deposit with a nine-month maturity. As mentioned in the preceding paragraph, the growth in deposits funded the rise in the investment portfolio, as well as contributing to the decrease in other borrowings.

      At June 30, 2003, borrowings at the Federal Home Loan Bank of Atlanta
(FHLB) totaled $32.5 million, a decrease of 38.1% compared to $52.5 million at December 31, 2002. Federal funds purchased and retail repurchase agreements totaled $6.7 million at June 30, 2003, a decrease of $1.5 million from December 31, 2002.

      Shareholders' equity increased to $65.5 million at the end of the second quarter 2003, compared to $64.3 million at December 31, 2002. The Company paid dividends of $0.14 per share during the quarter ended June 30, 2003, a 7.7% increase over the $0.13 per share dividend rate for the second quarter of 2002. Year to date dividends per share for 2003 were $0.28, compared to $0.26 in 2002. A second stock repurchase program of the outstanding common stock, initiated during the fourth quarter of 2002, continued in 2003. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. A total of 223,851 shares are eligible to be repurchased, and through June 30, 2003, a total of 106,453 shares have been purchased at an average price of $17.568. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

Asset Quality

      The credit loss allowance ratio was 1.25% at June 30, 2003 and December 31, 2002; and 1.27% at June 30, 2002. For the second quarter of 2003, provision charges against earnings totaled $282,000, compared to $680,000 in the second quarter of 2002. Net charge-offs for the second quarter of 2003 totaled $366,000, or a 0.26% annualized loss ratio based on average loans outstanding. This is a decrease from the net charge-offs for the second quarter of 2002 totaling $514,000, or 0.38% annualized loss ratio. Annualized net charge-offs for the first six months of 2003 and 2002 were 0.26% and 0.29%, respectively, based on average loans outstanding.

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

      Other real estate owned at June 30, 2003 was $1.8 million, compared to $1.7 million at December 31, 2002. Approximately $535,000 has been transferred from loans into other real estate and approximately $360,000 of such assets were disposed of during the first six months of 2003. A net loss of $31,000 has been recorded on disposition of other real estate in the current year.

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

                              Regulatory Guidelines
                            --------------------------
                               Well         Adequately                 FNB
     Ratio                  Capitalized    Capitalized    Company   Southeast
     -----                  -----------    -----------    -------   ---------

     Total Capital             10.0%            8.0%       11.9%       11.6%
     Tier 1 Capital             6.0             4.0        10.7        10.4
     Leverage Capital           5.0             4.0         8.4         8.1

New Accounting Pronouncements

      During the first half of 2003, the Securities and Exchange Commission promulgated rules to implement several provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that excluded information that would be required under generally accepted accounting principles, ("non-GAAP financial measures"). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore, new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management. Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Additional rules have been promulgated to implement provisions requiring management to certify its responsibilities for establishing, maintaining and monitoring internal reporting and disclosure controls. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. Management does not anticipate the implementation of this Statement to have a material impact on the Company's consolidated financial statements.

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

      The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS 123 and SFAS 148, is disclosed as follows.

      (Dollars in thousands, except per share data)        June 30,     June 30,
                                                             2003         2002
                                                             ----         ----
      Net income, as reported                               $3,524       $2,787
      Less: Stock based compensation as calculated per
      fair value method, net of tax effect                    (173)        (349)
                                                            ------       ------
      Proforma net income                                   $3,351       $2,438

      Earnings per share:
      Basic - as reported                                   $  .79       $  .60
      Basic - proforma                                      $  .75       $  .53
      Diluted - as reported                                 $  .77       $  .59
      Diluted - proforma                                    $  .75       $  .52

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2003 and 2002: dividend yield of 3.26% and 3.30%; expected volatility of 4.58% and 16.0%; risk free interest rates of 3.50% and 3.47%, and expected lives of seven years for both periods.

      These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1989, 1992, and 1995 vest ratably over a five-year period, and the options granted in 1996 and thereafter vest ratably over a four-year period. No option will be exercisable after ten years from the date granted.

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

      In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not anticipate the implementation of this statement to have a material impact on the Corporation's consolidated financial position or consolidated results of operations.

      Based on the Company's operations as of June 30, 2003, none of these standards are expected to have a material effect on the Company's financial statements.

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

      During the first six months of 2003 the Company had net cash provided by operating activities of $2.5 million. This was an increase from $1.4 million of net cash provided by operating activities in the first half of 2002. The increase is primarily attributable to the rise of $1.6 million in fees and commissions received.

      Net cash used in investing activities in the first six months of 2003 totaled $19.4 million. Purchases of investment securities in the current year totaled $90.0 million and proceeds from sales, calls, or maturity of securities were $78.1 million. This compares to the first half of 2002 when proceeds from sales and/or calls of securities totaled $33.0 million, resulting in net cash provided by investment activities of $25.4 million. An increase in loans outstanding used $4.5 million in cash during 2003, compared to an increase in outstanding loans in 2002 that used $8.0 million of cash during the same period in 2002. Capital expenditures used $2.3 million in 2003, compared to $218,000 in 2002.

      Financing activities in the 2003 first half provided $32.4 million, based primarily on $56.4million rise in deposits. These cash inflows were partially offset by a repayment of other borrowings of $21.5 million during the first six months. During the 2002 first half, financing activities used $35.4 million. An outflow of $48.4 deposits was partially of set by an increase of $14.2 million in borrowings.

      Overall cash and cash equivalents totaled $39.9 million at June 30, 2003 compared to $24.5 million at December 31, 2002 and $14.7 million at June 30, 2002.

      Liquidity is further enhanced by an approximately $115 million line of credit with the FHLB collateralized by FHLB stock, investment securities and qualifying 1-4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

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

      The Company has not experienced any substantive changes in portfolio risk during the six months ended June 30, 2003.

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

         None.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            On May 15, 2003, at the Annual Meeting of the Company's shareholders, the following two proposals were voted on by shareholders.

            Proposal One

            To elect three members of the Board of Directors as follows:

            Three Directors to serve three-year terms ending in 2006. Votes for each nominee were as follows:

            Nominee                       For                  Withheld
            Ernest J. Sewell          3,237,245                 127,732
            Charles A. Britt          3,309,728                  55,249
            Barry Z. Dodson           3,343,735                  21,243

            The following directors remain in office: O. Eddie Green, E. Reid Teague, Gary G. Blosser, Joseph H. Kinnarney, Elton H. Trent, Jr., and Kenan C. Wright.

            Proposal Two

            To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2003. The votes for this proposal were as follows:

            For :      3,327,730
            Against:      13,300
            Abstain:       23,948

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

                                FNB FINANCIAL SERVICES CORPORATION
                                (Registrant)


August 12, 2003                     /s/ Michael W. Shelton
                                    --------------------------------------------
                                                Michael W. Shelton
                                       (Vice President, Secretary and Treasurer)