Form 10-Q
period 2003-09-30
FNB FINANCIAL SERVICES CORP
filed 2003-11-14
CIK 742679

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes  [X]         No  [ ]

4,391,281 common shares were outstanding as of October 31, 2003, with a par value per share of $1.00.


                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                 Page

 PART    I  FINANCIAL INFORMATION

 Item    1  Financial Statements

            Consolidated Balance Sheets
            September 30, 2003 and December 31, 2002                               3

            Consolidated Statements of Income and Comprehensive Income Three and
            Nine Months Ended September 30, 2003 and 2002                          4

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 2003 and 2002                          5

            Notes to Consolidated Financial Statements                             7

 Item    2  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 13

 Item    3  Quantitative and Qualitative Disclosures About Market Risk            18

 Item    4  Controls and Procedures                                               20


 PART    II OTHER INFORMATION

 Item    1  Legal Proceedings                                                     20

 Item    2  Changes in Securities and Use of Proceeds                             20

 Item    3  Defaults Upon Senior Securities                                       20

 Item    4  Submission of Matters to a Vote of Security Holders                   20

 Item    5  Other Information                                                     20

 Item    6  Exhibits and Reports on Form 8 - K                                    20

                                       2




PART    I.  FINANCIAL INFORMATION
Item    1.  Financial Statements

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

                                                                      September 30,     December 31,
                                                                           2003             2002
                                                                       (Unaudited)        (Audited)
                                                                      -------------    -------------
ASSETS

Cash and due from banks                                               $   22,277       $   24,524
Investment securities:
     Securities available for sale                                       147,208          125,084
     Federal Home Loan Bank and Federal Reserve Bank Stock                 3,232            3,732
Loans, net of allowance for credit losses of $7,071 at
      September 30, 2003 and $7,059 at December 31, 2002                 555,671          556,541
Premises and equipment, net                                               12,843           10,916
Accrued income and other assets                                           20,696           13,235
                                                                      -------------    -------------

               Total assets                                           $  761,927       $  734,032
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                              $   66,958       $   61,651
     Interest bearing                                                    566,594          543,354
                                                                      -------------    -------------
               Total deposits                                            633,552          605,005

Federal funds purchased and retail repurchase agreements                  12,840            8,258
Other borrowings                                                          47,500           52,500
Accrued expenses and other liabilities                                     3,635            3,936
                                                                      -------------    -------------

               Total liabilities                                         697,527          669,699
                                                                      -------------    -------------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                    --               --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 4,394,231 at September 30, 2003 and
               4,467,239 at December 31, 2002                              4,394            4,467
Paid-in capital                                                           22,411           23,833
Retained earnings                                                         38,156           34,549
Accumulated other comprehensive income (loss)                              (561)            1,484
                                                                      -------------    -------------

               Total shareholders' equity                                 64,400           64,333
                                                                      -------------    -------------

               Total liabilities and shareholders' equity             $  761,927       $  734,032
                                                                      =============    =============



     See notes to unaudited consolidated financial statements.


FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited; dollars in thousands, except per share data)

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                       -------------------------   -----------------------

                                                           2003          2002         2003          2002
                                                        ----------    ----------   ----------   ----------

Interest income
     Loans                                             $     9,054    $    9,416   $   27,153   $   27,658

     Federal funds sold and overnight deposits                  27           107           68          150
     Investment securities
               Taxable                                         879         1,235        3,148        3,987
               Tax exempt                                      329            50          759          243
               Other                                            34            58          129          177
                                                       -----------    ----------   ----------   ----------


               Total interest income                        10,323        10,866       31,257       32,215
                                                       -----------    ----------   ----------   ----------


Interest expense
     Deposits                                                3,770         4,437       11,866       13,578
     Federal funds purchased and other borrowings              348           431        1,166        1,103
                                                       -----------    ----------   ----------   ----------


               Total interest expense                        4,118         4,868       13,032       14,681
                                                       -----------    ----------   ----------   ----------


Net interest income                                          6,205         5,998       18,225       17,534
Provision for credit losses                                    303           250        1,080        1,215
                                                       -----------    ----------   ----------   ----------


Net interest income after provision for credit losses        5,902         5,748       17,145       16,319

Noninterest income
     Service charges on deposit accounts                       959           783        2,590        2,028
     Net gain on sales of securities                             0            --          562          318
     Net gain on disposition of asset                            0            --            0          104
     Investment services fees                                  179            51          422          197
     Mortgage banking fees                                     719           318        1,664          760
     Other income                                              154           100          334          323
                                                       -----------    ----------   ----------   ----------


               Total noninterest income                      2,011         1,252        5,572        3,730

Noninterest expense
     Salaries and employee benefits                          2,625         2,437        7,751        7,373
     Occupancy expense                                         298           291          856          820
     Furniture and equipment expense                           638           458        1,746        1,437
     Insurance expense, including FDIC assessment               38            55          134          152
     Marketing expense                                         194            80          376          199
     Printing and supply expense                               118           100          328          329
     Other expenses                                          1,101           616        3,191        2,635
                                                       -----------    ----------   ----------   ----------


               Total noninterest expense                     5,012         4,037       14,382       12,945

Income before income taxes                                   2,901         2,963        8,335        7,104
Income tax expense                                             965         1,032        2,875        2,386
                                                       -----------    ----------   ----------   ----------


Net income                                                   1,936         1,931        5,460        4,718
Other comprehensive income (loss)                           (2,187)           83       (2,045)          (4
                                                       -----------    ----------   ----------   ----------


Comprehensive income (loss)                            $      (249)   $    2,014   $    3,415   $    4,714

                                                       ===========    ==========   ==========   ==========

Per share data
     Net income, basic                                 $      0.44    $     0.43   $     1.23   $     1.03

     Net income, diluted                               $      0.42    $     0.42   $     1.19   $     1.01

     Cash dividends                                    $      0.14    $     0.13   $     0.42   $     0.39

Weighted average shares outstanding, basic               4,399,919     4,549,869    4,436,949    4,587,011
Weighted average shares outstanding, diluted             4,570,652     4,658,277    4,577,517    4,682,293


            See notes to unaudited consolidated financial statements.




FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARy
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                            ---------------------------
                                                                                2003           2002
                                                                            -----------    ------------

Cash flows from operating activities:
          Interest received                                                 $    28,893    $     32,645
          Fees and commissions received                                           7,556           3,658
          Interest paid                                                         (13,378)        (14,914)
          Noninterest expense paid                                              (14,069)        (12,369)
          Income taxes paid                                                      (2,769)         (2,752)
          Funding of loans held for sale                                        (93,800)        (18,824)
          Proceeds from sales of loans held for sale                             93,243          18,964
                                                                            -----------    ------------

               Net cash provided by operating activities                          5,676           6,408
                                                                            -----------    ------------

Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale          94,373          55,318
          Proceeds from maturities of securities available for sale               3,300              --
          Purchases of securities                                              (120,618)        (49,587)
          Capital expenditures                                                   (3,022)           (369)
          Increase in other real estate owned                                    (2,498)         (1,319)
          (Increase) decrease in gross loans                                      1,886         (18,831)
                                                                            -----------    ------------

               Net cash used in investing activities                            (26,579)        (14,788)
                                                                            -----------    ------------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                                12,192          (1,749)
          Increase in time deposits                                              16,354           6,521
          Decrease in federal funds purchased and
                retail repurchase agreements                                     (1,542)        (11,751)
          Increase (decrease) in other borrowings                                (5,000)         22,500
          Proceeds from issuance of common stock                                    415           1,200
          Repurchase of common stock                                             (1,910)         (3,450)
          Dividends paid                                                         (1,853)         (1,783)
                                                                            -----------    ------------

               Net cash provided by financing activities                         18,656          11,488
                                                                            -----------    ------------

Net increase (decrease) in cash and cash equivalents                             (2,247)          3,108
Cash and cash equivalents, January 1                                             24,524          23,673
                                                                            -----------    ------------

Cash and cash equivalents, September 30                                     $    22,277    $     26,781
                                                                            ===========    ============

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                          $     1,585    $      1,526
                                                                            ===========    ============


            See notes to unaudited consolidated financial statements.




FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:


                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ---------------------
                                                                           2003       2002
                                                                        ----------   --------

Net income                                                              $  5,460     $  4,718

Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                             1,080        1,215
   Depreciation                                                            1,135          961
   Accretion and amortization                                                610          131
   Gain on sales of securities available for sale                           (562)        (318)
   Funding of loans held for sale                                        (93,800)     (18,824)
   Proceeds from sales of loans held for sale                             93,243       18,964
   Gain on other assets                                                       (4)        (104)
   (Increase) decrease in accrued income and other assets                 (1,185)         252
   Decrease in accrued expenses and other liabilities                       (301)        (587)
                                                                        ----------   ---------

               Net cash provided by operating activities                $  5,676     $  6,408
                                                                        ==========   =========

         See notes to unaudited consolidated financial statements.

FNB FINANCIAL SERVICES CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.   Significant Activities

     FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of September 30, 2003, the Bank operated thirteen banking offices in North Carolina and five banking offices in Virginia. The Bank has two wholly owned subsidiaries; FNB Southeast Investment Services, Inc., which operated three offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company and the Bank are headquartered in Reidsville, North Carolina.

3.   New Accounting Pronouncements

     During 2003, the Securities and Exchange Commission has promulgated rules to implement several provisions of the Sarbanes-Oxley Act of 2002. These rules included conditions for using financial measures that excluded information that would be required under generally accepted accounting principles, ("non-GAAP financial measures"). Additionally, new rules expand the number of events that require current reporting on Form 8-K. Furthermore; new rules have been issued pertaining to an audit committee and its need for a financial expert and code of ethics requirements for senior management. Also, new rules were issued defining audit committee responsibility for external auditor retention and determination of external auditor independence. Additional rules have been promulgated to implement provisions requiring management to certify its responsibilities for establishing, maintaining and monitoring internal reporting and disclosure controls. Management anticipates additional costs to implement the various provisions of this law; however, it is difficult to determine the full impact of implementation until such time as all rules have been promulgated.

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

(Dollars in thousands, except per share data)         Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                       2003           2002
                                                   ---------     -----------
Net income, as reported                            $   5,460     $   4,718
   Less: Stock-based compensation as calculated
      per fair value method, net of tax effect          (173)         (349)
                                                   ---------     -----------
         Proforma net income                       $   5,287     $   4,369

Earnings per share:
    Basic - as reported                            $   1.23      $   1.03
    Basic - proforma                               $   1.19      $   0.95
    Diluted - as reported                          $   1.19      $   1.01
    Diluted - proforma                             $   1.15      $   0.93

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

     Based on the Company's operations as of September 30, 2003, none of these standards are expected to have a material effect on the Company's financial statements.


4.   Comprehensive Income

     The Company's other comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:



     (Dollars in thousands)                  Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                           ----------------------    --------------------
                                            2003           2002        2003        2002
                                           ----------    --------    --------   ---------

     Unrealized gains (losses) on
         available for sale securities     $   (3,585)   $    135    $ (3,914)  $     311

     Reclassification of realized gains           --           --        (562)       (318)
                                           ----------    --------    --------   ---------
     Other comprehensive income (loss)
          before tax                           (3,585)        135      (3,352)         (7)

     Income tax effect                          1,398         (52)      1,307           3
                                           ----------    --------    --------   ---------
                                           $   (2,187)   $     83    $ (2,045)  $      (4)
     Other comprehensive income (loss)     ==========    ========    ========   =========


5.   Segment Information

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

6.   Calculation of Earnings Per Common Share

     Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.


                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                             ---------------------------   -------------------------
                                                 2003           2002         2003           2002
                                             ------------    -----------   ----------    -----------

  Weighted average number of shares
     used in basic EPS                         4,399,919       4,549,869    4,436,949      4,587,011
  Effect of dilutive stock options               170,733         108,408      140,568         95,282
                                             ------------    -----------   ----------    -----------


  Weighted average number of common
     shares and dilutive potential common
     shares used in dilutive EPS               4,570,652       4,658,277    4,577,517      4,682,293
                                             ============    ===========   ==========    ===========


     As of September 30, 2003, there were 114,833 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares.

7.   Investment Securities


                                                   September 30, 2003         December 31, 2002
                                             ---------------------------   -----------------------
           (Dollars in thousands)             Amortized         Fair        Amortized       Fair
                                                 Cost           Value         Cost          Value
                                             ------------    -----------   ----------    ---------
     Available for sale:
        U.S. Agency securities               $  93,169       $  92,651     $  97,364     $  99,024
        Mortgage backed securities              21,883          21,865        17,945        18,388
        State and municipal obligations         32,720          32,322         7,036         7,351
        Other                                      357             370           306           321
                                             ------------    -----------   ----------    ---------
            Total available for sale           148,129         147,208       122,651       125,084
     Federal Reserve Bank and
         Federal Home Loan Bank stock            3,232           3,232         3,732         3,732
                                             ------------    -----------   ----------    ---------
             Total investment securities     $ 151,361       $ 150,440     $ 126,383     $ 128,816
                                             ============    ===========   ==========    =========

8.   Loans (net of unearned income)

     (Dollars in thousands)                      September 30,    December 31,
                                                      2003            2002
                                                 -------------    ------------


     Loan Category:

        Real estate - commercial                 $    154,311     $   170,657
        Real estate - residential                      94,866         119,316
        Real estate - construction                    111,479          87,696
        Commercial, financial and agricultural         88,434          87,458
        Consumer                                      113,652          98,473
                                                 -------------    ------------

                         Gross loans             $    562,742     $   563,600
                                                 =============    ============

9.   Allowance for Credit Losses

                                             September 30, 2003            December 31, 2002
                                        ---------------------------    ----------------------------

     (Dollars in thousands)                           % of Loans in                % of Loans in
                                                      Each Category                 Each Category
                                        Allowance    to Total Loans    Allowance    to Total Loans
                                        ---------    --------------    ---------   ----------------
     Balance at end of period
     applicable to:

          Real estate - construction    $      5              20       $       7           16
          Real estate - mortgage              58              44             180
                                                                                           51
          Commercial                       5,182              16           5,201           16
          Consumer                         1,829              20           1,671           17
                                        ---------    --------------    ---------   ----------------

               Total                    $  7,071            100%       $   7,059          100%
                                        =========    ==============    =========   ================






10.  Analysis of Allowance for Credit Losses

                                                                    Nine Months Ended
                                                                      September 30,
                                                             -------------------------
     (Dollars in thousands)                                      2003          2002
                                                             -------------------------

     Balance, beginning of period                            $    7,059     $   6,731

     Charge-offs                                                  1,237         1,080
     Recoveries                                                    (169)         (272)
                                                             -----------    ----------

     Net charge-offs                                              1,068           808
                                                             -----------    ----------

     Provision charged to operations                              1,080         1,215
                                                             -----------    ----------

     Balance, end of period                                  $    7,071     $   7,138
                                                             ===========    ==========

     Ratio of annualized net charge-offs during the period to
               average loans outstanding during the period         0.25%         0.20%
                                                             ===========    ==========

     Ratio of allowance for credit losses to month-end loans       1.26%         1.29%
                                                             ===========    ==========



11.  Nonperforming Assets

                                                             September 30,    December 31,
    (Dollars in thousands)                                      2003            2002
                                                             -------------   -------------

     Nonaccrual  (1)                                         $   7,443       $  3,614

     Past due 90 days or more and still accruing interest           56             65
     Other real estate                                           2,574          1,662
     Renegotiated troubled debt                                     --            --




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information set forth below may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements.

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

     Assets at September 30, 2003 were $761.9 million, an increase of $27.9 million since December 31, 2002. An increase in investment securities available for sale of $21.6 million was the principal factor contributing to this increase in assets during the first nine months of 2003. Over the past nine months, noninterest-bearing deposits increased $5.3 million, while interest-bearing deposits rose $23.2 million.

     Net income for the quarter ended September 30, 2003, of $1.9 million was $5,000, or .3%, higher than the amount earned in the third quarter last year. Diluted earnings per share for the third quarters of 2003 and 2002 were $0.42 per share. For the nine months to date of 2003, earnings of $5.5 million were $742,000, or 15.7%, higher than the same period a year ago. Diluted earnings per share for the nine months ended September 30, 2003 and 2002 were $1.19 and $1.01, respectively.

Interest Income and Interest Expense

     Total interest income was $10.3 million for the third quarter of 2003, compared to $10.9 million during the same period in 2002. Average earning assets for the current quarter were $724.2 million, an increase of 6.8% over the third quarter average of $677.8 million a year ago. Interest income from loans was $9.1 million, down 3.8% from $9.4 million in the third quarter of 2002. The decrease in interest income was driven primarily by a continuing decline in the prime lending rate. Average loans of $571.8 million were 3.2% higher than the

$553.9 million last year. For the nine months ended on September 30, 2003, total interest income was $31.3 million, compared to $32.2 million during the same period in 2002. Earning assets averaged $716.8 million during the first nine months of 2003, an 8.7% increase over the 2002 average of $659.7 million.

     Interest income on investments totaled $1.3 million for the three months ended September 30, 2003, compared to $1.5 million for the same period in 2002. The $45.2 million, or 45.5%, increase in the average balance of the investment portfolio was offset by a decline in the yield from 5.21% in 2002 to 3.84% in 2003. Investment income for the nine-month period totaled $4.1 million in 2003 and $4.6 million in 2002. Market pressure continues on yields as interest rates are at 45 year lows.

     Third quarter total interest expense was $4.1 million, compared to $4.9 million from the third quarter of last year, a 15.4% decrease. Average interest bearing liabilities for the third quarter 2003 increased 8.4%, to $628.5 million from $579.6 million for the third quarter of 2002. Total interest expense for the first nine months of 2003 was $13.0 million, an 11.2% decrease from the $14.7 million expense for the first nine months of 2002. Overall cost of funds for the nine months ended September 30, 2003 and 2002 was 2.55% and 3.16%, respectively.

     Interest expense on deposits for the third quarter decreased 15.0%, to $3.8 million for 2003 from $4.4 million in 2002. Average interest bearing deposits increased 12.0%, to $578.2 million, from $516.2 for the third quarter of 2002. A campaign directed at increasing certificates of deposit accounted for a significant amount of this growth. Deposit interest expense for the nine months ended September 30, 2003, decreased from $13.6 million in 2002 to $11.9 million in 2003. The average rate for the nine months on interest bearing deposits decreased to 2.84% in 2003; from 3.62% one year earlier while the average balance of interest bearing deposits increased 11.4%, from $502.1 million in 2002 to $559.1 million in 2003.

     Interest expense on federal funds purchased and other borrowings was $348,000 for the quarter ended September 30, 2003, down 19.2%, from $430,000 in the third quarter of 2002. For the nine months ended September 30, interest expense for this category increased from $1.1 million in 2002 to $1.2 million in 2003.

Comparable net interest margins are as follows:
                                                                 Liability
Time Period                     Asset Yield     Rate        Interest Rate Spread
                                -----------    --------    ---------------------
Third Quarter, 2003                5.75%    -   2.60%     =       3.15%
Third Quarter, 2002                6.38%    -   3.33%     =       3.05%

Year-To-Date, 2003                 5.90%    -   2.82%     =       3.08%
Year-To-Date, 2002                 6.56%    -   3.49%     =       3.07%

Provision for Credit Losses

     A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that reflects management's evaluation of the incurred losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and "watch list" loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs, nonperforming asset trends and management's judgment with respect to current and expected economic conditions and their impact on the existing credit portfolio.
     The provision for credit losses in the third quarter of 2003 was $303,000 compared to $250,000 in 2002. The allowance for credit losses as a percentage of gross loans outstanding was 1.26% at September 30, 2003, 1.25% at December 31, 2002, and 1.29% at September 30, 2002. Annualized net credit losses, as a percent of average loans, was 0.23% and 0.01% for the quarters ended September 30, 2003 and 2002, respectively. Year to date annualized net credit loss was 0.25% of average loans in 2003, compared to 0.20% for the same period in 2002. For the first nine months of 2003, the provision was $1.1 million, compared to $1.2 million for the same period a year ago.

Noninterest Income and Noninterest Expense

     Noninterest income in the third quarter of this year increased 60.6% to $2.0 million from $1.3 million in the same period last year. Deposit service charges of $959,000 for the third quarter of 2003 increased 22.5% from the $783,000 in the third quarter of 2002. Enhancements to deposit service charges contributed to this increase. Noninterest income in the third quarter of 2003 included $718,000 in mortgage banking fees and $179,000 in investment service fees compared to revenues of $318,000 and $51,000, respectively, for the previous year. Total noninterest income for the first nine months of 2003 totaled $5.6 million; a 49.4% increase over the $3.7 million earned in the first nine months of 2002. Mortgage banking fees totaled $1.7 million for the first nine months of 2003, compared to $760,000 for the same period in 2002, an increase of 119.0%. The $904,000 increase in mortgage banking fees for the first nine months of 2003 was attributable to the continuing growth of the mortgage-banking subsidiary, combined with the refinancing activity associated with the declining interest rate environment. Deposit service charges of $2.6 million for the nine months were 27.7% higher than the $2.0 million recorded in the same period last year. Net gains on securities available for sale totaled $562,000 for the first nine months of 2003, a 76.5% increase over the gains recorded for the same period a year ago.

     Noninterest expense for the third quarter of 2003 was $5.0 million, a 24.0% increase over the $4.0 million expense in the third quarter of 2002. Salaries and employee benefits increased $187,000 because of higher insurance and retirement costs and furniture and equipment expense increased $187,000, compared to third quarter 2002. Other expense for the third quarters of 2003 and 2002 totaled $1.1 million and $617,000, respectively. Other expense in the first nine months of 2003 totaled $3.2 million, an increase of $556,000 from the first nine months of 2002. This year's nine-month noninterest expense of $14.4 million was 11.1% higher than the $12.9 million in the same period last year.

Income Taxes

     The effective income tax rate of 34.5% for the first nine months of 2003 was higher than the 33.6% rate for the same period of 2002. The lower effective tax rate for 2002 was primarily due to the reduced amount of current expense required to provide adequate income tax provision during the first nine months of 2002. The Company anticipates the effective tax rate for the 2003 full year will be similar to the results of the first nine months of 2003.

ANALYSIS OF FINANCIAL CONDITION

     The Company's total assets at September 30, 2003 and 2002 were $761.9 million and $720.4 million, respectively. The $41.5 million growth represents a 5.8% increase over one year earlier. Since December 31, 2002, assets have increased $27.9 million An increase in investment securities available for sale of $21.6 million was the principal factor contributing to this increase in assets during the first nine months of 2003. Average earning assets for the third quarter of 2003 were $724.2 million, or 6.8%, higher than the $677.8 million average for the same quarter last year.

     Loans at September 30, 2003 totaled $562.7 million, compared to $554.2 million one year earlier, an increase of 1.5%. Loans were $563.6 million at December 31, 2002. Average loans for the third quarter of 2003 were $571.8 million, a 3.2% increase over the $553.9 million average in this same period last year.

     Investment securities of $150.4 million at September 30, 2003 were 23.0% higher than the $122.4 million balance a year ago. Average investment securities were $144.6 million and $99.3 million for the third quarters of 2003 and 2002, respectively. The Company elected to use the proceeds from successful campaigns directed at increasing core deposits to fund the growth in the investment portfolio.

     Deposits totaled $633.6 million at September 30, 2003, a 7.1% increase versus $591.5 million one year ago, and a 4.7% increase from the $605.0 million recorded at December 31, 2002. At the end of the third quarter 2003, noninterest-bearing deposits were $67.0 million, or 10.6% of total deposits. The increase in deposits was the result of campaigns designed to attract demand deposits and certificates of deposit with a nine-month maturity. As mentioned in the preceding paragraph, the growth in core deposits funded the rise in the investment portfolio, as well as contributing to the decrease in other borrowings.

     At September 30, 2003,  borrowings at the Federal Home Loan Bank of Atlanta
(FHLB) totaled $47.5 million, a decrease of 9.5% compared to $52.5 million at December 31, 2002. Federal funds purchased and retail repurchase agreements totaled $3.5 million at September 30, 2003, a decrease of $4.7 million from December 31, 2002.

     Shareholders' equity increased to $64.4 million at the end of the third quarter 2003, compared to $64.3 million at December 31, 2002. The Company paid dividends of $0.14 per share during the quarter ended September 30, 2003, a 7.7% increase over the $0.13 per share dividend rate for the third quarter of 2002. Year to date dividends per share for 2003 were $0.42, compared to $0.39 in 2002. A second stock repurchase program of the outstanding common stock, initiated during the fourth quarter of 2002, continued in 2003. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. A total of 223,851 shares are eligible to be repurchased, and through September 30, 2003, a total of 121,553 shares have been purchased at an average price of $17.980. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

Asset Quality

     The credit loss allowance ratio was 1.26% at September 30, 2003, 1.25% at December 31, 2002, and 1.29% at September 30, 2002. For the third quarter of 2003, provision charges against earnings totaled $303,000, compared to $250,000 in the third quarter of 2002. Net charge-offs for the third quarter of 2003 totaled $324,000, or a 0.23% annualized loss ratio based on average loans outstanding, compared to net charge-offs for the third quarter of 2002 of $20,000, or 0.01% annualized loss ratio. Annualized net charge-offs for the first nine months of 2003 and 2002 were 0.25% and 0.20%, respectively, based on average loans outstanding.

     Other real estate owned at September 30, 2003 was $2.6 million, compared to $1.7 million at December 31, 2002. Approximately $1.6 million has been transferred from loans into other real estate and approximately $689,000 of such assets were disposed of during the first nine months of 2003. A net loss of $38,000 has been recorded on disposition of other real estate in the current year.

     Management places great emphasis on maintaining the Company's asset quality. The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date. Management believes the allowance for credit losses is sufficient to absorb known risk in the portfolio.

The loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. . The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Statement of Financial Accounting Standard No. 114 ("SFAS No. 114"), Accounting by
Creditors for Impairment of a Loan, and related pronouncements are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the "watch list." At September 30, 2003, the recorded investment in loans considered impaired was approximately $12,920,672. Impaired loans at September 30, 2003 consisted of $1,168,442 of retail loans past due 90 days or more, and $11,752,230 of risk grade 7 and risk grade 8 commercial loans. Calculated reserves for impaired loans at September 30, 2003 totaled $2,261,532.

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

     As shown in the following  table,  the Company and its wholly owned banking
subsidiary   have  capital  levels   exceeding  the  minimum  levels  for  "well
capitalized" banks and financial holding companies as of September 30, 2003.

                                Regulatory Guidelines
                         -----------------------------------
                            Well        Adequately                     FNB
  Ratio                  Capitalized   Capitalized     Company      Southeast
                         -----------   -----------   ------------   ---------

  Total Capital              10.0%         8.0%         12.1%          11.8%
  Tier 1 Capital              6.0          4.0          10.9           10.6
  Leverage Capital            5.0          4.0           8.3            8.2




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

     During the first nine months of 2003 the Company had net cash provided by operating activities of $5.7 million. This was a decrease from $6.4 million of net cash provided by operating activities in the first nine months of 2002. The decrease is primarily attributable to the decline of $3.8 million in interest received and a $1.7 million increase noninterest expense paid, offset by an increase in fees and commissions received.

     Net cash used in investing activities in the first nine months of 2003 totaled $26.4 million. Purchases of investment securities in the current year totaled $120.4 million and proceeds from sales, calls, or maturity of securities were $97.6 million. This compares to the first nine months of 2002 when proceeds from sales and/or calls of securities totaled $55.3 million and purchases of securities totaled $49.6 million, resulting in net cash provided by investment activities of $14.8 million. A decrease in loans outstanding provided $1.9 million in cash during 2003, compared to an increase in outstanding loans in 2002 that used $18.8 million of cash during the same period in 2002. Capital expenditures used $3.0 million in 2003, compared to $369,000 in 2002.

     Financing activities in the 2003 first nine months provided $18.5 million, based primarily on $28.5 million rise in deposits. These cash inflows were partially offset by a repayment of other borrowings of $6.5 million during the first nine months. During the 2002 first nine months, financing activities provided $11.5 million.

     Overall cash and cash equivalents totaled $22.3 million at September 30, 2003 compared to $24.5 million at December 31, 2002 and $26.8 million at September 30, 2002.

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

     The Company has not experienced any substantive changes in portfolio risk during the nine months ended September 30, 2003.

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

           None.




Item 3.    Defaults Upon Senior Securities

           Not Applicable.




Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.




Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           Exhibit No. Description
           ----------  -----------

              3.01     Amended and Restated Articles of Incorporation.
              3.02     By laws of Company, as amended.
              4.01     Specimen Common Stock Certificate.
             10.01 Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
             10.02     Omnibus Equity Compensation Plan of the Registrant.
             10.03 Severance Policy for Senior Officers of the Registrant (employed for five years or more).
             10.04 Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).

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



                                            FNB FINANCIAL SERVICES CORPORATION
                                            (Registrant)



         November 10, 2003                  /s/ Michael W. Shelton
                                            ------------------------------------
                                                Michael W. Shelton
                                                (Vice President, Secretary and
                                                Treasurer)