Form 10-K
period 2003-12-31
FNB FINANCIAL SERVICES CORP
filed 2004-03-30
CIK 742679

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                             ----------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           For the fiscal year ended:

                                December 31, 2003

                         Commission File Number: 1-13086

                       FNB FINANCIAL SERVICES CORPORATION
             (Exact name of Registrant as specified in its Charter)

              North Carolina                             56-1382275
         (State of Incorporation)           (I.R.S. Employer Identification No.)

          202 South Main Street
        Reidsville, North Carolina                         27320
 (Address of principal executive offices)                (Zip Code)

                                 (336) 342-3346
              (Registrant's telephone number, including area code)

                             ----------------------

 Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act
                                    of 1934:

                                                     Name of each exchange
         Title of each class                          on which registered
         -------------------                          -------------------

    Common Stock, $1.00 par value                     Nasdaq Stock Market

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |X| NO |_|

      The aggregate market value of the Registrant's Common Stock at March 25, 2004, held by non-affiliates of the Registrant, based on the average bid and asked price of the Common Stock on that day, was approximately $105.5 million. The number of shares of the Registrant's Common Stock outstanding on March 25, 2004, was 5,494,807.

      Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 20, 2004, are incorporated by reference in
Part III of this report.

                      The Exhibit Index begins on page 68.

================================================================================

                       FNB Financial Services Corporation
                                    Form 10-K
                                Table of Contents

Index                                                                                      Page
                                                                                           ----
PART I

    Item 1.    Business.................................................................     1
    Item 2.    Properties...............................................................    16
    Item 3.    Legal Proceedings........................................................    16
    Item 4.    Submission of Matters to a Vote of Security Holders......................    16

PART II

    Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters.......    17
                    and Issuer Purchases of Equity Securities
    Item 6.    Selected Financial Data..................................................    17
    Item 7     Management's Discussion and Analysis
                    of Financial Condition and Results of Operations....................    19
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...............    27
    Item 8.    Financial Statements and Supplementary Data..............................    41
    Item 9.    Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure..............................    66
    Item 9A.   Controls and Procedures..................................................    66

PART III

    Item 10.   Directors and Executive Officers of the Registrant.......................    67
    Item 11.   Executive Compensation...................................................    67
    Item 12.   Security Ownership of Certain Beneficial Owners and Management.........      67
                    and Related Stockholder Matters
    Item 13.   Certain Relationships and Related Transactions...........................    67
    Item 14.   Controls and Procedures..................................................    67

PART IV

    Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........    68
               Signatures...............................................................    71

Statement Regarding Forward-Looking Statements

      This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of FNB Financial Services Corporation (the "Company") that are considered "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements are principally, but not exclusively, contained in Item 1: "Business" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the "SEC"). Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." Broadly speaking, forward-looking statements include:

      o projections of the Company's revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

      o descriptions of plans or objectives of the Company's management for future operations, products or services;

      o     forecasts of the Company's future economic performance; and

      o descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management's expectations about:

      o     future credit losses and non performing assets;

      o     the future value of mortgage servicing rights;

      o     the impact of new accounting standards;

      o future short-term and long-term interest rate levels and their impact on the Company's net interest margin, net income, liquidity and capital; and

      o     future capital expenditures.

      Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "might," "believe," "estimate," "expect," "plan," "could," "may," "should," "will," "would," or similar expressions. Do not unduly rely on forward-looking statements. They detail management's expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and management may not update them to reflect changes that occur after the date the statements are made.

                                     PART I

Item 1. Business

General

      FNB Financial Services Corporation (the "Company") is a North Carolina ("NC") financial holding company with consolidated assets of $780.9 million, deposits of $641.9 million and shareholders' equity of $65.8 million, as of December 31, 2003. The Company was organized in 1984 as a North Carolina bank holding company, although its predecessor and wholly-owned subsidiary, FNB Southeast (the "Bank"), opened as Rockingham Savings Bank and Trust in 1910, and was then chartered as a national bank in 1918 under the name of First National Bank of Reidsville. In May 1997, the Bank changed its name to First National Bank Southeast to reflect its expansion into new markets. Effective March 15, 1999, the Bank changed its charter from a national bank to a North Carolina state bank and changed its name to FNB Southeast. The Company filed an election with the Federal Reserve Board to become a financial holding company on January 23, 2001, and became a financial holding company effective February 12, 2001, under the Gramm-Leach-Bliley Act. A financial holding company is permitted to engage in activities that are financial in nature or incidental to a financial activity. The permitted activities of a financial holding company are broader than for a bank holding company.

      Historically, the Company has served the Rockingham County area of North Carolina through three branches in Reidsville and two in Eden, North Carolina. In 1995, the Company initiated a strategic growth plan beginning with the hiring of a new chief executive officer. On August 31, 1999, the Company acquired Black Diamond Savings Bank, FSB ("Black Diamond"), a federal savings bank headquartered in Norton, Virginia. By the end of 2003, FNB Southeast had increased its number of North Carolina branches from five to thirteen by closing a branch in Eden and opening nine new branches in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro, Burgaw and Wilmington. The acquisition of Black Diamond added branches in Norton, Harrisonburg, Pennington Gap and Richlands, Virginia. The Company announced plans to sell certain assets of the Richlands, Virginia branch to Bank of Tazewell County. This transaction is expected to close in April 2004.

      The Bank is community oriented and focuses primarily on offering commercial, real estate and consumer loans, and deposit and other financial services to individuals, small to medium-sized businesses and other organizations in its market areas. It emphasizes individualized services and community involvement, while at the same time providing its customers with the financial sophistication and array of products typically offered by larger banks. It competes successfully with larger banks located within and outside North Carolina and Virginia by retaining its personalized approach and community focus.

      Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in 1995, the Company adopted the following three-part strategy: (1) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past eight years the Company has: (a) increased the number of its North Carolina banking offices to thirteen; (b) expanded the number of its full-time personnel by adding new employees, including several senior executives; (c) completed the merger with Black Diamond to extend the Company's reach into selected Virginia markets; (d) completed a systematic review and revision of its loan administration, loan policy and credit procedures; (e) enhanced its mix of products and services by forming investment services and mortgage banking subsidiaries; and (f) announced the relocation of its corporate headquarters to Greensboro, NC.

      The Company plans to continue to pursue its strategy by strengthening its presence in existing markets and opportunistically reaching into new markets in North Carolina and Virginia. On January 24, 2003, the Bank completed the acquisition of the Harrisonburg, Virginia branch of Guaranty Bank. The

Company continues to seek qualified personnel to help manage its planned growth and to develop new products that are consistent with the Company's customer service orientation. For example, the Company opened a wholesale mortgage division in the fourth quarter of 2003 and staffed the division with a manager and eleven employees. The Company also plans, where appropriate, to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

Strategy

      Expand Banking Operations. Throughout most of its 94-year history, the Company's banking activities were centered around Reidsville, located in Rockingham County in the north central part of North Carolina. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new markets, such as Wilmington and Greensboro in North Carolina and into Virginia. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

      The Company's expansion strategy, both within and outside of its existing markets, involves three key elements: (i) ascertaining which markets may be underserved by financial institutions whose primary focus is to cater to the individualized needs of the customer; (ii) installing high-quality, well-trained management to serve the market; and (iii) locating reasonably priced facilities. Management believes that it has been successful in implementing these strategic elements in its expansion program to date.

      The Company first established a branch in Greensboro, NC during 1997 and added two additional branches in 2000. The Guilford County deposit market is the largest in the Company's market area and totaled $6.71 billion at June 30, 2003. On December 2, 2003 the Company announced the relocation of the Company's headquarters to 1501 Highwoods Boulevard, Suite 400, Greensboro. This move will allow the Company more access to the financial markets and assist the Company in reaching the larger customer base in Guilford County.

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

      Maintain a Friendly Environment for Employees and Customers. The Company has instituted various programs to instill high morale among its employees, which the Company believes translate into exceptional customer service. The Company holds weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. Management believes that the overall effect of these type programs is to improve morale, customer service and financial performance.

Market Areas

      For operational purposes, the Company groups its markets into four regions: the Triad and Wilmington regions of North Carolina, and the Norton and Harrisonburg regions of Virginia. The Company's deposit market share in the Rockingham County portion of the Triad Region as of June 30, 2003, the most recent date for which data are available, was 29.4%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Company's offices, categorized by city.

Region and City                                                         Deposits at December 31,
                                                     ------------------------------------------------------------
                                                          2003                   2002                   2001
                                                     --------------         --------------         --------------
                                                                               (In thousands)
Triad Region:
Reidsville (1) .............................         $      196,292         $      226,819         $      198,885
Eden (2) ...................................                 53,322                 45,333                 50,873
Madison ....................................                 20,383                 22,482                 22,302
Ruffin .....................................                 10,710                 10,872                 11,152
Greensboro (1) .............................                 97,736                 77,548                 72,749
                                                     --------------         --------------         --------------
          Subtotal .........................                378,443                383,054                355,961
                                                     --------------         --------------         --------------
Wilmington Region:
Wilmington (2) .............................                 83,668                 55,259                 52,489
Burgaw .....................................                 26,954                 25,247                 26,496
                                                     --------------         --------------         --------------
          Subtotal .........................                110,622                 80,506                 78,985
                                                     --------------         --------------         --------------
Norton Region:
Norton .....................................                 53,970                 58,551                 67,545
Pennington Gap .............................                 17,973                 22,933                 26,103
Richlands ..................................                 18,641                 22,174                 26,203
                                                     --------------         --------------         --------------
          Subtotal .........................                 90,584                103,658                119,851
                                                     --------------         --------------         --------------
Harrisonburg Region:
Harrisonburg (3) ...........................                 62,258                 37,787                 31,963
                                                     --------------         --------------         --------------
          Total deposits ...................         $      641,907         $      605,005         $      586,760
                                                     ==============         ==============         ==============

----------
(1)   Includes three banking offices for all years.

(2)   Includes two banking offices for all years.

(3)   Includes two banking office for 2003, and one office for 2002 and 2001.

The following is a summary description of the Company's market areas.

      Triad Region - Rockingham County. Rockingham County is located in the north central area of North Carolina. It has a land area of 565 square miles and a population of approximately 90,000. The Commonwealth of Virginia borders the County on the north, while Guilford County is the neighboring county to the south. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the County. The area is served by U.S. Highways 29, 158 and 220. The County, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its effort to serve its citizens. The North Carolina Employment Security Commission reported a December 2003 unemployment rate of 9.2% for Rockingham County. Business and government leaders in the county have made progress in diversifying the area's economy to make up for job losses in the textile and tobacco industries.

      Triad Region - Greensboro. Greensboro has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, furniture, tobacco, machinery, pharmaceuticals, microchips, and electronics equipment. Guilford County, with a population of 420,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the North Carolina Employment Security Commission, Guilford County reported an unemployment rate of 5.3% for December 2003, compared to a statewide unemployment rate of 5.8%.

      Wilmington Region. Wilmington is the county seat and industrial center of New Hanover County, located on the southeast coast of North Carolina. The total population of the County is approximately 160,000. It is served by Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the Wilmington region produce fiber optic cables for the communications industry, aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern North Carolina. The North Carolina Employment Security Commission reported a December 2003 unemployment rate of 4.4% for New Hanover County.

      Norton Region. Norton is located in southwestern Virginia in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. The Bank operates branches in Norton (Wise County), Pennington Gap (Lee County) and Richlands (Tazewell County). The Company has announced plans to sell certain assets of the Richlands, Virginia branch. For December 2003, the Virginia Employment Commission reported the unemployment rate in Wise County was 4.7%.

      Harrisonburg Region. Rockingham County is centrally located in the Shenandoah Valley in west central Virginia. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. The area is served by Interstate Highway 81, several primary U. S. highways, the Shenandoah Valley Regional Airport and a major rail connection. The Bank operates two branches in Harrisonburg, serving the counties of Rockingham and Augusta. According to the Virginia Employment Commission, the December 2003 unemployment rate for Rockingham County was 1.7% compared to a statewide unemployment rate of 3.3%.

Lending Activities

      General. The Company offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized business and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company has also established niche markets such as residential construction lending in local markets and airplane lending in markets throughout the southeastern United States. The Company's total loans at December 31, 2003, were $581.4 million, or 74.5% of total assets. It also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2003, the Company had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry.

      Loan Composition. The accompanying table summarizes, at the dates indicated, the composition of the Company's loan portfolio and the related percentage composition.

(In thousands)                                               As of December 31,
                                   -----------------------------------------------------------------------
                                           2003                      2002                      2001
                                   -------------------       -------------------       -------------------
Real estate:
     Commercial                    $159,953       27.5%      $170,657       30.3%      $168,419       31.5%
     Residential                     94,864       16.3        119,316       21.2        130,264       24.4
     Construction                   117,786       20.3         87,696       15.6         55,861       10.4
                                   --------      -----       --------      -----       --------      -----
          Total real estate         372,603       64.1%       377,669       67.1%       354,544       66.3%

Commercial, financial and
      agricultural                   90,224       15.5%        87,458       15.5%        90,858       17.0%
                                   --------      -----       --------      -----       --------      -----

Consumer:
     Direct                          39,276        6.8%        34,074        6.0%        37,112        6.9%
     Home equity                     65,563       11.2         54,073        9.6         46,169        8.6
     Revolving                       13,718        2.4         10,326        1.8          6,662        1.2
                                   --------      -----       --------      -----       --------      -----
          Total consumer            118,557       20.4%        98,473       17.4%        89,943       16.7%
                                   --------      -----       --------      -----       --------      -----

Total loans                        $581,384      100.0%      $563,600      100.0%      $535,345      100.0%
                                   ========      =====       ========      =====       ========      =====

      Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $372.6 million, or 64.1%, of the Company's total loans at December 31, 2003. At yearend, the Company held real estate loans of various sizes ranging up to $6.8 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced no net charge-offs on commercial real estate loans in 2003, net recoveries of $18,000 in 2002, and net charge-offs of $7,000 in 2001.

      The Company originates residential loans for its portfolio on single and multi-family properties, both owner-occupied and non owner-occupied, and at December 31, 2003, it held $94.9 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net charge-offs on residential real estate loans of $19,686 in 2003, $43,000 in 2002, and $36,000 in 2001.

      The Company also originates residential loans for sale into the secondary market. Through its mortgage banking activities, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is sold. During 2003, 2002, and 2001, the Company earned loan origination fees from these types loans of $1,534,146, $746,000, and $376,000, respectively. At December 31, 2003, the Company held $1.6 million of such loans for sale, and during 2003 the Company sold an aggregate of $113.3 million of such loans. The Company sells these loans on a non-recourse basis.

      The Company's current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $0.3 million to $4.0 million. At December 31, 2003, 2002, and 2001, the Company held $117.8 million, $87.7 million, and $55.9 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company limits its lending to projects involving small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% and a net cash flow to debt service at no less than 120%. The Company historically has required a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months, although the Company occasionally will make a "mini-permanent" loan for purposes of construction and development of up to a five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced no net charge-offs from construction and development loans during 2003, 2002, or 2001.

      Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2003, the Company held $90.2 million of commercial loans, or 15.5% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Company experienced net charge-offs from commercial loans of $1,035,949 in 2003, $803,000 in 2002, and $485,000 in 2001.

      Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; and (iii) unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrowers' residences. At December 31, 2003, the Company held $118.6 million of consumer loans, including home equity lines of credit. During 2003, 2002, and 2001, respectively, the Company experienced net consumer charge-offs of $310,612, $133,000, and $336,000.

      Loan Approval and Review. The Company has adopted various levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have retail lending limits ranging from $75,000 to $250,000. Community executives can generally approve commercial relationships up to $750,000. If the lending request exceeds the community executive's lending limit, the loan must be submitted to and approved by the senior credit officer. The senior credit officer has authority to approve commercial relationships up to $1,000,000. Under joint approval, the senior credit officer and selected regional executives may approve loans up to $1,750,000 million. All loans in excess of $1,750,000 must be approved by the President and Chief Executive Officer, who may approve loans up to $2,500,000.

      The Company has a loan review procedure involving multiple officers of the Company that is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing on an annual basis all credit relationships in excess of $250,000 in their respective portfolios. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior loan officer of the Company. The loan officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets which are designed to improve the Company's credit position and lead to a favorable resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Company also periodically engages a third party consultant to review its loan portfolio. The Company has used the findings of these examinations to further enhance credit quality through improved credit administration policies and procedures.

      The Company's credit review system supplements its loan rating system, pursuant to which the Company may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience of the Company in each such category, is used to determine the adequacy of the Company's allowance for credit losses quarterly. These loans are also individually reviewed by the senior credit officer of the Company to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

      See also Note 4 in the Notes to Consolidated Financial Statements on page 53 of this Annual Report on Form 10-K.

Investments

      The Company seeks to maintain an investment portfolio consistent with its overall financial needs. The following factors may be considered in the purchase or sale of investment securities: liquidity, maturity, credit quality, income or other factors. The portfolio consists of federal agency and municipal securities, mortgage-backed securities and other investment securities.

      See also Note 3 in the Notes to Consolidated Financial Statements on page 52 of this Annual Report on Form 10-K.

Deposits

      The Company offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations through the Bank at interest rates generally competitive with local market conditions. The following table sets forth the mix of depository accounts at the Company as a percentage of total deposits at the dates indicated.

                                                       As of December 31,
                                                -------------------------------
                                                 2003         2002         2001
                                                -----        -----        -----
Non-interest bearing demand .............        10.9%        10.2%        10.0%

Savings, NOW, MMI .......................        18.5         16.5         15.9
Certificates of deposit .................        70.6         73.3         74.1
                                                -----        -----        -----
                                                100.0%       100.0%       100.0%
                                                =====        =====        =====

      The Bank accepts deposits at its 18 banking offices, 16 of which have automated teller machines ("ATMs"). Its memberships in the "STAR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. It charges competitive fees for the use of its ATM facilities by those who are not depositors with the Bank. Deposit flows are controlled primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company's "Legacy Banking" and "Presidential Banking" accounts for deposit relationships of $25,000 and $75,000, respectively, and the "FNB Club", which extends special privileges and sponsors group excursions to sites and performances of interest to account holders in certain markets over the age of
55. At December 31, 2003, the Bank had $194.8 million in certificates of deposit of $100,000 or more. The Bank has joined an electronic network that allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks and amounts are typically just under $100,000 to assure FDIC insurance coverage. It also utilizes brokered deposits to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2003.

            Scheduled maturity of time deposits of $100,000 or more
            (In thousands)

            Less than three months ................................    $ 64,654
            Three through six months ..............................      30,913
            Seven through twelve months ...........................      50,193
            Over twelve months ....................................      49,042
                                                                       --------
                 Total time deposits - $100,000 or more ...........    $194,802
                                                                       ========

      See also Note 7 in the Notes to Consolidated Financial Statements on page 54 of this Annual Report on Form 10-K.

Investment Services

      In April 2000, the Company established FNB Southeast Investment Services, Inc. as a wholly owned subsidiary of the Bank. FNB Southeast Investment Services, Inc. employs three investment advisors who are based in the Company's largest markets of Greensboro and Wilmington, North Carolina and Harrisonburg, Virginia and allocate their time among the Company's branches and are available to current and potential customers. The advisors offer a complete line of investment products and services. The Company receives a commission based on the advisors' sales. The Company benefits by earning additional fee income and by attracting additional people to its branches that may become customers. The investment services subsidiary generated revenues of $670,000 in 2003 and $308,000 in 2002.

Mortgage Banking

      In June 2001, the Company established FNB Southeast Mortgage Corporation as a wholly owned subsidiary of the Bank. At inception, the new subsidiary purchased selected assets of a successful mortgage brokerage company operating three offices in the coastal area near Wilmington, North Carolina. The Company formed a wholesale division of the mortgage subsidiary during the fourth quarter of 2003 as part of a continuing strategy to promote the subsidiary's growth and expand the variety of mortgage services offered. Fee income generated by the mortgage banking subsidiary increased to $2,019,000 in 2003, compared to $1,144,000 in 2002.

Marketing

      The Company currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Company's officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services at a personal level. The Company occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. The Company engages a marketing firm to assist with creative design, research, public relations, media placement, etc., as well as assisting with promoting the overall image of the Company to the general public and investment community.

      o Value. Among other things, the Company offers attractive rates for its financial products, including its certificates of deposit and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Company's rates, as well as by the variety of individualized services it promotes and offers. During the first quarter of 2004, the Company will introduce a new product line for retail and commercial banking customers. The marketing firm assisted the Company in this effort through extensive product analysis and market research.

      o Convenience and Service. The Company's personnel focus upon serving the individual needs of the Company's customers. For example, senior personnel are accessible on very short notice, before, during, and after normal banking hours, by way of mobile phones and other means.

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

Competition

      Commercial banking in the southeastern United States is extremely competitive, due in large part to interstate branching. Currently, many of the Company's competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have numerous branches in North Carolina and Virginia. The Company's competition is not limited to financial institutions based in North Carolina and Virginia. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services, that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within the market area. As a result of interstate banking legislation, the Company's market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire North Carolina banking institutions, thereby increasing competition.

      In its Triad Region, as of June 2003, the Company competed with 19 commercial banks and three savings institutions, as well as numerous credit unions. As of that date, the Company competed with 13 commercial banks, two savings institution and several credit unions in its Wilmington Region. In its Norton Region, as of June 2003, the Company competed with 18 commercial banks. As of that date, the Company competed with 16 commercial banks in its Harrisonburg Region.

Employees

      On December 31, 2003, the Company had approximately 225 full-time and 12 part-time employees. None of the Company's employees are represented by a collective bargaining unit. The Company considers its relations with its employees to be good.

Available Information

      The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.fnbsoutheast.com, as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Public information may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC's website at www.sec.gov.

      Additionally, the Company's corporate governance policies, including the charters of the Audit, Compensation, and Nominating and Corporate Governance committees; and the Code of Business Conduct and Ethics may also be found under the "Investor Information" section of the Company's website. The Company elects to disclose any amendments to or waivers of any Provisions of its Code of Business Conduct and Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

Supervision and Regulation

      Bank and financial holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank, and the Bank's subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

      General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered financial holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to holding company operations, a holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

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

      Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank and financial holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

      Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank that is a member of the Federal Reserve System, it is also subject to capital requirements imposed by the Federal Reserve. Under Federal Reserve regulations, member banks must maintain a minimum ratio of qualifying capital to weighted risk assets equal to 8%. At least half of the total capital is required to be Tier I Capital, with the remainder consisting of Tier II Capital. In addition to the foregoing risk based capital guidelines, member banks which receive the highest rating in the examination process and are not anticipating or experiencing any significant growth, must maintain a minimum level of Tier I Capital to total assets of 3%. Member banks, which do not fall within the foregoing standards, are required to maintain higher capital ratios. The Bank exceeded all applicable capital requirements as of December 31, 2003.

      Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

      Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares is dependent upon the Company's receipt of dividends from the Bank.

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

      Federal Home Loan Bank System. The Federal Home Loan Bank ("FHLB") system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2003, the Bank was in compliance with this requirement.

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

      Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2003, the Bank had the requisite capital levels to qualify as "well capitalized".

      Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank or financial holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

      Federal Securities Law. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

      Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the North Carolina Office of the Commissioner of Banks (the "Commissioner"), which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

      Gramm-Leach-Bliley Act. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

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

      The GLB Act expanded opportunities for the Company to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on the Company's operations as they are presently conducted. However, this expanded authority also may present the Company with new challenges as the Company competes with larger financial institutions that expand their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

      USA PATRIOT Act. In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to

Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, Title III of the USA PATRIOT Act imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others were implemented over the 18 months following its passage.

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

      The economic and operational effects of this new legislation on public companies, including the Company, will be significant in terms of the time, resources, and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to public companies of all sizes, the Company will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in the Company's markets.

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

      The Bank is subject to examination by the Federal Reserve and the Commissioner. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC or the Federal Reserve, as it is a member bank, determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

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

      The Company does not believe that these regulations have had or will have a material adverse effect on the Bank's current operations.

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

      Future Requirements.

      Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions, are introduced regularly. Neither the Company nor the Bank can predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company or the Bank may be affected by such statute or regulation.

      Item 2. Properties

      The Company's executive offices, principal support and operational functions are located at 202 South Main Street in Reidsville, North Carolina. The corporate headquarters will be relocated to 1501 Highwoods Boulevard in Greensboro, North Carolina during April 2004. The Company has 13 banking offices located in North Carolina and five banking offices in Virginia. The location of these banking offices, their form of occupancy and deposits as of December 31, 2003, information about drive-up ATM facilities, and the year each office was opened is described in the accompanying table:

                         Location                          Owned or Leased      Deposits     ATM        Year
                         --------                          ---------------      --------     ---        ----
      202 South Main Street, Reidsville, NC                       Owned         $ 126,738    Yes        1910*
      1501 Highwoods Boulevard, Greensboro, NC                   Leased                --     --        2004*
      1646 Freeway Drive, Reidsville, NC                          Owned            35,481    Yes        1972
      202 Turner Drive, Reidsville, NC                            Owned            34,073    Yes        1969
      801 South Van Buren Road, Eden, NC                          Owned            37,341    Yes        1996
      151 North Fieldcrest Road, Eden, NC                        Leased            15,981     No        1996
      605 North Highway Street, Madison, NC                       Owned            20,383    Yes        1997
      9570 US 29 Business, Ruffin, NC                            Leased            10,710     No        1997
      2132 New Garden Road, Greensboro, NC                        Owned            56,636    Yes        1997
      4638 Hicone Road, Greensboro, NC                            Owned            20,672    Yes        2000
      3202 Randleman Road, Greensboro, NC                         Owned            20,428    Yes        2000
      704 South College Road, Wilmington, NC                     Leased            80,010    Yes        1997
      7210 Wrightsville Avenue, Wilmington, NC                   Leased             3,658    Yes        2000
      301 East Fremont Street, Burgaw, NC                        Leased            26,954    Yes        1999
      600 Trent Street, Norton, VA                                Owned            53,970    Yes        1973
      2302 Second Street, Richlands, VA                           Owned            18,641    Yes        1977
      700 East Morgan Avenue, Pennington Gap, VA                  Owned            17,973    Yes        1979
      440 South Main Street, Harrisonburg, VA                     Owned            45,091    Yes        1988
      Harrisonburg Mall, Harrisonburg, VA                         Owned            17,167    Yes        2003

      ----------
      * Original office opened in different location in 1910. Current office opened in 1980. Consists of 27,000 square feet in a two story building and includes the Company's executive offices. The Company has announced plans to relocate its corporate headquarters from Reidsville, NC to Greensboro, NC in April 2004. The current headquarters building will undergo extensive remodeling in 2004 and will serve as the Operations Center for the Company.

Item 3. Legal Proceedings

      In the ordinary course of operations, the Company and the Bank are party to various legal proceedings. In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters To a Vote of Security Holders

      There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividend Policies

      The Company's common stock is traded on The Nasdaq Stock Market National Market System under the symbol "FNBF." The following table shows the high and low sale price of the Company's common stock on The Nasdaq Stock Market National Market System(1), based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. Only one cash dividend was paid during each of the fiscal quarters listed.(1)

         Calendar Period                                       High              Low       Dividends Paid
         ---------------                                       ----              ---       --------------
         Quarter ended March 31, 2002                        $ 11.79          $ 10.47           $ 0.10
         Quarter ended June 30, 2002                           13.80            11.24             0.10
         Quarter ended September 30, 2002                      14.00            12.40             0.10
         Quarter ended December 31, 2002                       13.79            12.20             0.11

         Quarter ended March 31, 2003                        $ 14.88          $ 13.24           $ 0.11
         Quarter ended June 30, 2003                           16.32            14.10             0.11
         Quarter ended September 30, 2003                      17.78            14.57             0.11
         Quarter ended December 31, 2003                       20.90            17.01             0.12

      ----------
      (1) For comparative purposes, the sale prices and dividends paid amounts shown in the accompanying table have been restated to reflect the 5-for-4 stock split effected as a 25% stock dividend, effective December 29, 2003.

      As of March 12, 2004, there were approximately 1,630 beneficial owners of the Company's common stock, including 1,263 holders of record of the Company's common stock. For a discussion as to any restrictions on the Company or the Bank's ability to pay dividends, reference Item 1 - Supervision and Regulation of the Company and the Bank.

      See also Note 18 in the Notes to Consolidated Financial Statements on page 64 of this Annual Report on Form 10-K. See also "Supervision and Regulation - Regulation of the Company, Dividend and Repurchase Limitations" and "Regulation of the Bank - Dividends."

Recent Sales of Unregistered Securities

      The Company did not sell any of its securities in the last three fiscal years, which were not registered under the Securities Act of 1933, as amended, except that it granted options to employees or directors to acquire an aggregate of 218,125 shares of its common stock at a weighted average exercise price of $13.44 per share pursuant to the Company's Omnibus Equity Compensation Plan.

Item 6. Selected Financial Data

      The annual selected historical financial data presented in the accompanying table are derived from the audited consolidated financial statements for FNB Financial Services Corporation, FNB Southeast, FNB Southeast Mortgage Corporation and FNB Southeast Investment Services, Inc. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Table 1. Selected Financial Data

(In thousands, except per share, ratio and other data)                       At and For the Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                              2003              2002           2001           2000           1999
                                                              ----              ----           ----           ----           ----
Income Statement Data:
Net interest income                                        $  24,822         $  23,753      $  21,705      $  22,659      $  20,427
Provision for credit losses                                    1,431             1,300          1,278          2,525          1,401
Noninterest income                                             7,425             5,285          4,740          2,891          2,977
Noninterest expense                                           19,567            17,429         15,838         16,100         15,193
Net income                                                     7,460             6,782          6,478          4,602          4,248

Balance Sheet Data:
Assets                                                     $ 780,926         $ 734,032      $ 704,825      $ 685,904      $ 588,419
Loans (1)                                                    581,384           563,600        535,345        500,637        414,011
Allowance for credit losses                                    7,124             7,059          6,731          6,311          4,436
Deposits                                                     641,907           605,005        586,760        569,451        484,242
Other borrowings                                              55,500            52,500         30,000         41,000         31,500
Shareholders' equity                                          65,750            64,333         62,708         56,392         50,730

Per Common Share Data(5):
Net income, basic                                               1.35         $    1.19      $    1.14      $    0.83      $    0.76
Net income, diluted (2)                                         1.30              1.17           1.13           0.82           0.75
Cash dividends declared                                         0.45              0.42           0.41           0.36           0.37
Book value                                                     12.00             11.52          10.98          10.05           9.04
Tangible book value                                            11.82             11.48          10.92           9.98           8.96

Other Data:
Branch offices                                                    18                17             17             18             15
Full-time employees                                              225               188            204            196            189

Performance Ratios:
Return on average assets                                        0.98%             0.97%          0.91%          0.72%          0.76%
Return on average equity                                       11.55             10.63          10.75           8.96           8.49
Net interest margin (tax equivalent)                            3.53              3.57           3.25           3.83           3.88
Dividend payout                                                33.68             35.55          35.94          44.42          47.98
Efficiency (3)                                                 59.65             59.71          59.05          62.20          64.50

Asset Quality Ratios:
Allowance for credit losses to period end loans                 1.23%             1.25%          1.26%          1.26%          1.07%
Allowance for credit losses to period end
    nonperforming loans (4)                                   136.30            191.87         297.04         195.87         338.00
Net charge-offs to average loans                                0.24              0.18           0.17           0.14           0.11
Nonperforming assets to period end loans
    and foreclosed property (4)                                 1.78              0.94           0.92           0.84           0.45

Capital and Liquidity Ratios:
Average equity to average assets                                8.52%             9.09%          8.45%          8.07%          9.06%
Leverage capital                                                8.44              8.53           8.64           8.22           9.30
Tier 1 risk based capital                                      10.70             11.20          11.58          11.28          13.20
Total risk based capital                                       11.88             12.45          12.83          12.53          14.30
Average loans to average deposits                              91.69             96.17          85.96          87.91          83.49
Average loans to average deposits
    and borrowings                                             83.39             86.85          79.63          79.22          77.34

----------
(1)   Loans net of unearned income, before allowance for losses.

(2)   Assumes the exercise of outstanding options to acquire common stock. See
      Note 14 to the Company's consolidated financial statements.

(3) Computed by dividing noninterest expense by the sum of taxable equivalent net interest income and noninterest income.

(4) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.

(5) Per share data has been restated to reflect the 5-for-4 stock split, effected as a 25% stock dividend, effective December 29, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations of FNB Financial Services Corporation provides information about the major components of the results of operations and financial condition, liquidity and capital resources of the Company. This section should be read in conjuction with the Company's consolidated financial statements and accompanying notes and other detailed information.

Executive Overview

     Significant Accomplishments. In the opinion of the management of FNB Financial Services Corporation, the Corporation's most significant accomplishments during 2003 were:

     o    Mortgage banking fee income increased 76.5%.
     o    Diluted net income per share increased 11.1%.
     o We continued to execute upon the Corporation's strategic plan of expanding our markets, products and services, including the formation of a wholesale mortgage division.
     o We determined to move the Corporation's headquarters to Greensboro, North Carolina to enhance our ability to employ and retain personnel with the skills and experience necessary to continue to execute our strategic plan and to promote our penetration of this significant urban market.

     Challenges. The achievement of the Corporation's strategic initiatives and long-term financial goals is subject to many uncertainties. The challenges, which in the opinion of management, are most likely to have a near-term effect on operations, are presented below:

     o    Building revenue momentum.
     o    Improving efficiency.
     o    The economical environment in our core markets.
     o    Costs associated with the current heightened regulatory environment.
     o    Expanding our core management team.
     o    Volatility in the mortgage banking business.
     o    Intense price competition.





General

      The Company earned $7.46 million in 2003, a 10.0% increase over the $6.78 million earned in 2002. Diluted net income per share of $1.30 for 2003 represents a 11.1% increase over diluted net income per share of $1.17 in 2002. Total assets at December 31, 2003 stood at $780.9 million compared to $734.0 million one year earlier. The increase in assets is primarily attributable to a $17.8 million increase in gross loans and a $14.9 million increase in investment securities. Gross loans at December 31, 2003 totaled $581.4 million, up from $563.6 million at yearend 2002. Investment securities, which is the next largest component of assets, totaled $143.7 million at December 31, 2003, an 11.6% increase from the balance of $128.8 million a year ago.

      During 2003, deposits increased 6.1% to $641.9 million at yearend. Borrowings, comprised of federal funds purchased, retail repurchase agreements, and FHLB advances, totaled $70.9 million at December 31, 2003, compared to $60.8 million at the prior yearend. Shareholders' equity increased 2.2% to $65.8 million at yearend 2003. Book value per share was $12.00 at December 31, 2003.

      The Company's subsidiary bank, FNB Southeast, is a North Carolina chartered commercial bank that, as of December 31, 2003, operated thirteen banking offices in North Carolina and five banking offices in Virginia. The Bank operates two wholly owned subsidiaries. FNB Southeast Investment Services, Inc. was formed in 2000 to provide retail investment products and services. FNB Southeast Mortgage Corporation was formed in 2001 to provide mortgage banking services.

Results of Operations

      Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2003 was $25.4 million, which represented a 6.2% increase from the previous year. In 2002, taxable equivalent net interest income increased to $23.9 million from approximately $22.1 million in 2001. Actual net interest income for 2003 was $24.8 million, a 4.5% increase from $23.8 million recorded in 2002. The increase in net interest income is primarily attributable to lower overall rates paid on time deposits. The net effect was to increase the interest rate spread, which is the average yield on earning assets minus the average rate paid on interest bearing liabilities. While the average yield on earning assets declined in 2003, that decline was more than offset by the reduction in average rates paid on interest bearing liabilities. Average loans outstanding during the 2003 fiscal year were $572.5 million compared to $547.8 million in 2002, an increase of 4.5%. In 2002, average loans outstanding were 6.3% higher than 2001. Average investment securities during 2003 were $139.0 million compared to $110.3 million in 2002 and $157.4 million in 2001.

      Trends in interest rates remained downward for the year, as the Federal Reserve decreased the federal funds rate by 25 basis points in July 2003, which followed a 50 basis point interest rate reduction in November 2002. As a result, the prime lending rate declined to 4.00% at December 31, 2003 from 4.25% at December 31, 2002 and 4.75% at December 31, 2001. This had the effect of decreasing both the earning asset yield and the interest bearing liability rate. During 2003, the decline in the interest bearing liability rate outpaced the decline in the earning asset yield. Additionally, the decline in interest rates resulted in increases in the fair market value of the Company's investment portfolio during 2003. The increased fair value resulted in increased liquidity, due to securities being called and the sale of securities at a gain.

      The weighted average yield on earning assets decreased 62 basis points to 5.86% for 2003 compared to 6.48% for 2002 and 7.75% for 2001. This decrease in the asset yield in 2003 was primarily attributable to the decreased yield on loans and, to a lesser degree, to a decreased yield on investment securities. This was partially offset by an increase of $24.7 million in average loans outstanding, combined with an increase of $20.6 million in tax-exempt investments. During the current year, the yield on loans decreased 47 basis points to 6.32% from 6.79% in 2002. This decline is due to variable rate loans that repriced lower during the year in response to decreases in the underlying index, and new fixed rate loans originated at lower rates.

      The weighted average rate paid on interest bearing liabilities was 2.70% in 2003, 3.41% in 2002 and 5.18% in 2001. Average interest bearing deposits for 2003 totaled $558.7 million, a 9.1% increase from $511.9 million in 2002. The average balance in 2001 was $544.1 million. The overall rate for interest bearing deposits declined 80 basis points to 2.72% in 2003, compared to 3.52% in the prior year.

      The overall rate on borrowings was 2.53% in 2003, compared to 2.51% a year earlier. Average borrowings totaled $62.2 million in 2003 and $61.1 million in 2002, an increase of 1.8%.

      Table 2 on page 29 summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. Table 3 on page 30 presents the changes in interest income and interest expense attributable to volume and rate changes between 2003 and 2002, and between 2002 and 2001.

Noninterest Income and Expense

      Noninterest income of $7.4 million in 2003 was $2.1 million, or 40.5%, more than the previous year amount of $5.3 million. In 2001, noninterest income was $4.7 million. Gains on sale of securities for 2003 totaled $564,000, compared to $318,000 in 2002 and $1.8 million in 2001. Service charges on deposit accounts increased to $3.6 million from $2.8 million in 2002 and $2.2 million in 2001. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges.

      Personnel expense of $10.5 million in 2003 exceeded the previous year expense of $9.8 million by $725,000, or 7.4%. Personnel expense in 2001 was $9.3 million. At December 31, 2003, the Company had approximately 225 full-time and 12 part-time employees, compared with 188 full-time and 10 part-time employees at December 31, 2002 and 204 full-time and 8 part-time employees at December 31, 2001. Occupancy expenses totaled $1.2 million for 2003, which was up 9.2% from $1.1 million in 2002. Furniture and equipment expenses totaled $2.4 million in the current year, a 24.8% increase from $1.9 million recorded in 2002. In 2001, furniture and equipment expenses amounted to $1.8 million, and occupancy expenses were $1.0 million. The efficiency ratio, which measures noninterest expense as a percentage of net interest income plus noninterest income, was 59.7% in 2003 and 2002, and 59.1% in 2001. Other expenses were $4.2 million compared to $3.7 million in 2002 and $2.8 in 2001.

Provision for Income Taxes

      The Company's provision for income taxes totaled $3.8 million for 2003, an increase of $262,000, or 7.4%, compared to 2002. The provision for income taxes totaled $3.5 million in 2002 and $2.9 million in 2001. The Company's effective tax rates for the years ended 2003, 2002, and 2001 were 33.7%, 34.2%, and 30.6%, respectively. The decline in the effective rate from 2002 to 2003 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2003, compared to the prior year results from higher pretax income, offset in part by lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at the end of 2003, 2002, and 2001.

Financial Condition

      The Company's consolidated assets of $780.9 million at yearend reflect an increase of 6.4% over the previous year, following an increase of 4.1% in 2002. Total average assets increased 8.1% to $758.1 million in 2003, compared to $701.5 million in 2002. During 2003, the Company experienced a 7.2% increase in average earning assets. Average earning assets totaled $718.9 million in 2003, compared to $670.6 million in 2002. The increase in 2003 was primarily attributable to a 26.1% growth in the average investment securities balance, combined with an increase in average outstanding loans. The increase in the average balance of securities was attributable to a combination of a slightly weaker loan demand and a 9.6% rise in average deposits resulting from successful deposit marketing campaigns during 2003.

      During the fourth quarter of 2001 through the second quarter of 2002, the Company implemented an asset liability strategy to reduce higher costing funding sources with funds generated primarily from investment securities called by issuers and the sales of other investment securities. Instead of reinvesting the funds from investment calls and sales, the Company elected to reduce the higher costing funding sources. This strategy resulted in a shrinking of the balance sheet and increased interest rate margins, as planned, since the reductions occurred in the least attractive rate structures. Starting in the third quarter of

2002, the Company returned to a more traditional strategy of attracting new core deposits (primarily certificates of deposit less than $100,000) and using the proceeds to fund loan and investment growth.

      Gross loan growth during 2003 was $17.8 million, with outstanding loans up 3.2% at year-end, which followed increases of 5.3% in 2002 and 6.9% in 2001. Loans secured by real estate totaled $372.6 million in 2003 and represented 64.1% of total loans, compared with 67.1% at year end 2002. Within this category, commercial real estate loans decreased 6.3% during fiscal 2003 to a level of $160.0 million, while residential real estate loans decreased 20.5% to $94.9 million and construction loans increased 34.3% to $117.8 million. Commercial, financial and agricultural loans totaled $90.2 million and represented 15.5% of total loans at the end of 2003 and 2002. Consumer loans increased 20.4% during 2003, led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

      Investment securities (at amortized cost) of $143.9 million at yearend 2003 were up $17.5 million, or 13.9%, from $126.4 million at yearend 2002. U.S. Government agency securities continue to represent the major share of the total portfolio, and totaled $106.8 million, or 74.2% of the portfolio at yearend 2003, compared to $115.3 million, or 91.2% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations increased $25.6 million and amounted to at $32.6 million at yearend. The increase in municipal securities in 2003 is attributable to the favorable tax effected yield, compared to other available securities. The Company's investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as "Available for Sale," which it believes offers the greatest amount of flexibility in managing a total return concept. Table 4 on page 31 presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

      Total deposits increased $36.9 million to $641.9 million at December 31, 2003, resulting in a 6.1% increase over $605.0 million in deposits one year earlier. This increase was driven by an $8.3 million, or 13.5% increase in demand deposits, a $9.7 million, or 2.2% increase in time deposits and an $18.8 million, or 18.8% increase in savings, NOW and MMI accounts.

      The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances of $6.7 million at year end.

      In order to attract additional deposits when necessary, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. As of December 31, 2003, FNB Southeast had 10 of such certificates of deposit totaling $989,000, with an overall rate of 3.60% for this portfolio. This certificate portfolio decreased by $10.5 million during 2003. The Company also held three brokered certificates of deposit totaling $25.0 million at December 31, 2003, compared to $44.5 million one year earlier. The brokered certificates have an original term of twelve to twenty-four months with maturities of $25.0 million in 2004. The decrease in bulletin board deposits and brokered deposits is attributable to the increase of in market deposits generated in 2003. Management expects brokered deposits will continue to decrease during 2004.

      The Company also has a credit facility available with the FHLB of Atlanta. Borrowing capacity is established at 17% of the Bank's total assets as submitted on regulatory financial reports. The Company also utilized a portion of its approximately $130 million line with the FHLB to fund earning assets. FHLB borrowings totaled $55.5 million at yearend. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

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

      Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management's evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. There is an increased reserve percentage for each successively higher risk grade. As a result, the allowance is adjusted upon any migration of a loan to a higher risk grade within the commercial loan portfolio. The accompanying table details the risk-graded portfolio at December 31, 2003 and 2002.

Risk                                     Percent of  Commercial       General
Grade          Description                Loans by   Risk Grade       Reserve   Percentage
-----          -----------               ----------------------       --------------------
                                            2003         2002           2003       2002
                                            ----         ----           ----       ----
Risk 1         Low Risk                      1.08%       0.22%          0.00%      0.00%

               Lower Than
Risk 2         Average Risk                  0.51        0.53           0.40       0.40

Risk 3         Average Risk                 10.01       12.15           0.65       0.65

               Moderately Higher
Risk 4         Than Average Risk            80.78       81.59           1.00       1.00

               Higher Than
Risk 5         Average Risk                  3.79        1.84           1.50       1.50

Risk 6         Special Mention               1.25        0.84           2.50       2.50

Risk 7         Substandard                   2.53        2.83          15.00      15.00

Risk 8         Doubtful                      0.00        0.00          50.00      50.00

Risk 9         Loss                          0.05        0.00         100.00     100.00

      The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. During 2002, the Company reviewed the reserve percentages for commercial risk graded loans and made changes in the reserve percentages in risk grade 2 through risk grade 5 to better reflect the historical charge-off experience of the Company. Reserve percentages for risk grade 6, risk grade 7, risk grade 8 and risk grade 9 remained constant. The Company had 96.2% of total commercial loans in risk grade 1 through 5 in 2003, compared to 96.3% in 2002.

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

      Specific impairment under SFAS No. 114. Management evaluates individually significant loans in risk grade 7 and risk grade 8 on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2003 and 2002, the recorded investment in loans considered impaired was approximately $10,615,000 and $10,567,000, respectively. Impaired loans at December 31, 2003 consisted of $1,398,000 of retail loans past due 90 days or more, and $9,041,000 of risk grade 7 commercial loans and $176,000 of risk grade 9 commercial loans. Risk grade 9 loans are evaluated on an individual basis. Since these loans are considered a loss, a reserve percentage of 100% of the outstanding balance is required. Calculated reserves for impaired loans at December 31, 2003 totaled $2,085,000, compared to $1,904,000 a year ago.

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

      The 2003 provision for credit losses of $1.4 million represented a 10.1% increase from the level in 2002. As of December 31, 2003, nonperforming assets totaled $10.4 million, primarily comprised of $5.2 million in nonaccrual loans and $5.2 million in other real estate owned. Those figures compare to $3.6 million in nonaccrual loans and $1.7 million in other real estate owned at the end of 2002, comprising $5.3 million in nonperforming assets. Net charge-offs increased in 2003 to $1.4 million or 0.24% of average loans outstanding, compared with $972,000 or 0.18% of average loans outstanding in the prior year. At December 31, 2003 and 2002 the allowance for credit losses as a percentage of year end loans was 1.23% and 1.25%, respectively.

      During 2003 and at December 31, 2003, the commercial loan portfolio experienced a migration to risk grades indicative of higher credit risk. Specifically, as indicated in the table above, there was a migration from risk grades 3 and 4 to risk grades 5 and 6. A similar migration occurred within the retail portfolio as retail loans past due 90 days or more increased to $1.4 million at December 31, 2003, compared to $818,000 at the end of 2003. Risk grade loans classified special mention, substandard, doubtful increased from $12.6 million at yearend 2002 to $13.5 million at yearend 2003. The reserve requirement for this category of loans totaled $1.7 million for 2003 and 2002. Retail loans past due 90 days or more at December 31, 2003 were $1,398,000, with a $350,000 reserve requirement. This compares to $818,000 in retail loans past due 90 days or more and a reserve requirement of $323,000 at December 31, 2002.

         The accompanying table summarizes the Company's allowance as a percentage of total loans outstanding and net charge-off percentage for the past five years.

                                                2003       2002       2001       2000        1999
                                                ----       ----       ----       ----        ----
        Allowance percentage                    1.23%      1.25%      1.26%      1.26%       1.07%
        Net charge-off percentage               0.24%      0.18%      0.17%      0.14%       0.11%

      Nonperforming assets include nonaccrual loans, accruing loans contractually past due ninety days or more, restructured loans, and other real estate. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are ninety days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Capital Resources

      Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in Table 10 on page 34, the Company and the Bank both maintained capital levels exceeding the minimum levels to be "well capitalized" for the three years presented. The Bank will continue to be required to meet certain levels of capital.

Liquidity and Cash Flow

      Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Liquidity is derived from sources such as deposit growth; maturity, calls, or sales of investment securities; principal and interest payments on loans; access to borrowed funds or lines of credit; and profits. The investment portfolio at December 31, 2003, held securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that certain debt instruments in the portfolio may be called in the upcoming year.

      During 2003, the Company deployed cash flow from operating and financing activities to fund increases in the loan portfolio. Overall, cash and cash equivalents increased by $4.8 million, to $29.3 million at December 31, 2003.

      As presented in the consolidated statement of cash flows, the Company generated $7.5 million in operating cash flow during 2003, an increase of 35.6% from $5.6 million in 2002. This increase was primarily attributable to a decrease in interest paid, partly offset by an increase in noninterest expense paid during 2003. In 2003, interest received in excess of interest paid was $26.2 million, while in 2002, interest received in excess of interest paid was $23.8 million. This change resulted from the growth in earning assets and continued improvement in net interest margin in 2003.

      In 2003, the Company had a net increase of $18.6 million in loans, compared to $27.8 million in 2002. During 2003, the Company received $104.7 million from sales and calls of securities and $3.3 million from maturities, while purchasing $130.6 million. The turnover in the security portfolio was attributable to the continuing downward trend in interest rates during the year. In 2002, the Company purchased $92.4 million of securities, while receiving $92.3 million from sales and calls.

      Increases in savings, NOW, and MMI deposits totaling $27.2 million, a $9.7 million increase in time deposits, and a $10.1 million combined increase in other borrowings and federal funds purchased and retail repurchase agreements comprised the Company's major financing sources during 2003, totaling $47.0 million versus a combined total of $40.7 million during 2002. In total, cash flows from growth in deposits were $36.9 million in 2003, versus $18.2 million in 2002. Partially offsetting these cash inflows was the repurchase of $2.3 million of the Company's outstanding common stock in 2003; and in 2002 a decrease of $11.4 million in federal funds and repurchase agreements combined with repurchases of $4.1 million of the Company's common stock.

      Liquidity is further enhanced by an approximately $130 million line of credit with the FHLB collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

      The Company also has unsecured overnight borrowing lines totaling $19 million available through four financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company also established a $15 million wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

      The Company also projects future cash flow requirements based on scheduled loan and deposit maturities, borrowing maturities, capital expenditures and other factors. At December 31, 2003 and for the upcoming twelve month period, the Company had scheduled loan maturities of $199.5 million, securities maturities of $1.0 million and $347.9 million in maturing time deposits. The Company also has $118.8 million in deposits with no contractual maturity, and $70.0 million in demand deposit accounts that are subject to withdrawal during 2003. The Company has $30.5 million of borrowings that are scheduled for repayment in 2004. Anticipated capital expenditures during 2004 are approximately $1.7 million. Internal analysis indicated the Company is positioned to meet expected liquidity requirements during the upcoming twelve-month period.

Off-Balance Sheet Arrangements

      The Company also has off-balance sheet arrangements with customers that may impact the Company's overall liquidity needs. These commitments and contingent liabilities are commitments to extend credit and commercial letters of credit. The accompanying table presents commitments and contingent liabilities at December 31, 2003.

                                                           One Year       Over One
      (Dollars in thousands)                               and Less         Year           Total
                                                           ---------      ---------      ---------
      Commitments to extend credit                         $ 135,552      $   8,040      $ 143,592
      Commercial letters of credit                               354             --            354
                                                           ---------      ---------      ---------
         Total commitments and contingent liabilities      $ 135,906      $   8,040      $ 143,946
                                                           =========      =========      =========

      A summary of the Company's known contractual obligations as of December 31, 2003 is contained in Table 11 on page 35. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

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

Effects of Inflation

      Inflation affects financial institutions in ways that are different from most commercial and industrial companies, which have significant investments in fixed assets and inventories. The effect of inflation on interest rates can materially impact bank operations, which rely on net interest margins as a major source of earnings. Noninterest expense, such as salaries and wages, occupancy and equipment cost, are also negatively affected by inflation.

Application of Critical Accounting Policies

      The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company's 2003 Annual Report. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

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

      The measurement of the Company's interest rate sensitivity, or "gap", is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. Table 12 on page 37 indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2003, to be 0.80%. This ratio indicates that a larger balance of liabilities compared to assets, could potentially reprice during the upcoming twelve month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. The overall risk to net interest income is also influenced by the Company's level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 42.4% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

      In addition to the traditional gap analysis, the Company also utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest margin analysis, and asset/liability term and rate analysis. The Company uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Company. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming 12-month period. The Company's asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Company is subject to an acceptable level of interest rate risk.

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

      Table 13 on page 38 presents the Company's financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2003.

Table 2
Average Balance Sheets and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(Dollars in thousands)

                                                                        Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                       2003                           2002                          2001
                                         -----------------------------  -----------------------------  -----------------------------
                                                    Interest   Average              Interest  Average             Interest  Average
                                          Average    Income/    Yield/   Average     Income/   Yield/   Average    Income/   Yield/
                                          Balance    Expense     Rate    Balance     Expense    Rate    Balance    Expense   Rate
                                         ---------  --------   -------  ---------   --------  -------  ---------  --------  -------
Interest earning assets:
Loans, net(1)                            $ 572,472   $36,196     6.32%  $ 547,816   $ 37,199    6.79%  $ 515,287   $43,069    8.36%
Taxable investment securities              108,863     4,045     3.72     100,418      5,375    5.35     136,782     7,916    5.79
Tax-exempt investment securities(2)         26,389     1,652     6.26       5,766        452    7.84      15,083     1,114    7.39
Other securities                             3,746       172     4.59       4,082        232    5.68       5,530       297    5.37
Overnight deposits                           7,476        84     1.12      12,548        205    1.63       7,851       317    4.04
Federal funds sold                              --        --       --          --         --    0.00          --        --    0.00
                                         ---------   -------            ---------   --------           ---------   -------
     Total earning assets                  718,946    42,149     5.86     670,630     43,463    6.48     680,533    52,713    7.75

Non-earning assets:
Cash and due from banks                     16,566                         14,597                         15,048
Premises and equipment                      12,630                         11,072                         11,738
Other assets                                17,028                         12,159                         12,673
Less: Allowance for credit loss             (7,116)                        (6,928)                        (6,503)
                                         ---------                      ---------                      ---------
     Total assets                        $ 758,054                      $ 701,530                      $ 713,489
                                         =========                      =========                      =========

Interest bearing liabilities:
Savings and NOW                          $  50,947       125     0.25   $  45,172        231    0.51   $  44,407       314    0.71
MMI                                         55,630       791     1.42      50,531      1,061    2.10      46,379     1,583    3.41
Time deposits                              452,156    14,274     3.16     416,226     16,730    4.02     453,305    26,364    5.82
  Federal funds purchased, borrowed
  funds and securities sold under
  agreements to repurchase                  62,203     1,575     2.53      61,121      1,533    2.51      47,617     2,368    4.97
                                         ---------   -------            ---------   --------           ---------   -------
     Total interest bearing liabilities    620,936    16,765     2.70     573,050     19,555    3.41     591,708    30,629    5.18

Other liabilities and shareholder's
equity
Demand deposits                             65,592                         57,708                         55,358
Other liabilities                            6,938                          6,982                          6,168
Shareholders' equity                        64,588                         63,790                         60,255
                                         ---------                      ---------                      ---------
     Total liabilities and
     shareholders' equity                $ 758,054                      $ 701,530                      $ 713,489
                                         =========                      =========                      =========
Net interest income and net
     yield on earning assets(3)                      $25,384     3.53%              $ 23,908     3.57%              $22,084    3.25%
                                                     =======     ====               ========     ====               =======    ====

Interest rate spread(4)                                          3.16%                           3.07%                         2.57%
                                                                 ====                            ====                          ====

----------
(1) The average loan balances include nonaccruing loans and only interest income actually collected and recognized.

(2) The fully taxable equivalent basis is computed using a federal tax rate of 34%.

(3) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(4)   Earning asset yield minus interest bearing liabilities rate.

Table 3
Analysis of Interest Changes Due To Volume and Rates
Fully Taxable Equivalent Basis

(In thousands)

                                                                               Year Ended December 31,
                                                             2003 compared with 2002                 2002 compared with 2001
                                                     ------------------------------------      ------------------------------------
                                                     Volume(2)      Rate(2)       Total        Volume(2)      Rate(2)        Total
                                                     Variance      Variance      Variance      Variance      Variance      Variance
                                                     --------      --------      --------      --------      --------      --------
Interest income:
Loans, net                                           $  1,674      $ (2,677)     $ (1,003)     $  2,719      $ (8,589)     $ (5,870)
Taxable investment securities                             452        (1,782)       (1,330)       (2,104)         (437)       (2,541)
Tax-exempt investment securities(1)                     1,617          (417)        1,200          (688)           26          (662)
Other securities                                          (19)          (41)          (60)          (78)           13           (65)
Deposits with FHLB                                        (83)          (38)         (121)          190          (302)         (112)
Federal funds sold and securities
  purchased under the agreement to resale                  --            --            --            --            --            --
                                                     --------      --------      --------      --------      --------      --------
     Total change                                       3,641        (4,955)       (1,314)           22        (9,272)       (9,250)
                                                     --------      --------      --------      --------      --------      --------

Interest expense:
Savings and NOW                                            30          (136)         (106)            5           (88)          (83)
MMI                                                       107          (377)         (270)          142          (664)         (522)
Time deposits                                           1,444        (3,900)       (2,456)       (2,156)       (7,478)       (9,634)
Federal funds purchased, borrowed funds and
  securities sold under agreements to repurchase           27            15            42           672        (1,507)         (835)
                                                     --------      --------      --------      --------      --------      --------
     Total change                                       1,609        (4,399)       (2,790)       (1,337)       (9,737)      (11,074)
                                                     --------      --------      --------      --------      --------      --------

Increase(decrease) in net interest income            $  2,032      $   (557)     $  1,476      $  1,359      $    465      $  1,824
                                                     ========      ========      ========      ========      ========      ========

----------
(1) Yields on nontaxable securities are stated on a fully taxable-equivalent basis, assuming a 34% Federal tax rate. The adjustments made to convert to a fully taxable equivalent basis were $562,000 for 2003, $155,000 for 2002 and $379,000 for 2001.

(2) Changes attributable to both volume and rate have been allocated proportionately.

Table 4
Investment Securities

(Dollars in thousands)

                                         As of December 31, 2003           As of December 31, 2002       As of December 31, 2001
                                     -------------------------------  ------------------------------   -----------------------------
                                                            Weighted                        Weighted                        Weighted
                                     Amortized      Fair     Average  Amortized     Fair     Average   Amortized    Fair    Average
                                        Cost        Value     Yield      Cost       Value     Yield       Cost      Value    Yield
                                     ----------   --------  --------  ---------   --------  --------   ---------  --------  --------
U.S. Treasury                         $     --    $     --     0.00%   $     --   $     --     0.00%    $     --  $     --   0.00%
U.S. government agency                 106,771     106,281     3.32     115,309    117,412     4.58      112,516   114,660   6.13
State and municipal obligations(1)      32,617      32,850     5.77       7,036      7,351     7.44        8,325     8,628   8.46
Other debt securities                       95         109     7.00         306        321     6.83          304       309   6.83
Other equity                             4,444       4,442     4.00       3,732      3,732     5.58        3,967     3,967   6.19
                                      --------    --------             --------   --------              --------  --------
     Total investment securities(1)   $143,927    $143,682     3.90    $126,383   $128,816     4.58     $125,112  $127,564   6.32
                                      ========    ========            ========   ========              ========  ========

                                                                            As of December 31, 2003
                                     -----------------------------------------------------------------------------------------------
                                                             After One          After Five
                                           Within            Year to             Years to            After
                                          One Year          Five Years          Ten Years          Ten Years                Weighted
                                     ----------------    -----------------  ----------------   ---------------              Average
                                      Amount    Yield     Amount     Yield   Amount    Yield    Amount   Yield     Total    Yield(1)
                                     --------   -----    --------    -----  --------   -----   --------  -----    --------  --------
U.S. government agency               $  1,006    5.50%   $ 67,233    2.85%  $ 30,164    3.96%  $  8,368   4.32%   $106,771    3.32%
State and municipal obligations(1)          0    0.00       1,027    7.10      4,533    6.03     27,057   5.68      32,617    5.77
Other debt securities                      --    0.00          95    7.00         --    0.00         --   0.00          95    7.00
                                     --------            --------           --------           --------           --------
     Total debt securities(1)        $  1,006    5.50    $ 68,355    2.92   $ 34,697    4.24   $ 35,425   5.36    $139,483    3.90
                                     ========            ========           ========           ========           ========

----------
(1)   Yields stated on a tax equivalent basis.

Table 5
Loan Portfolio Composition

(Dollars in thousands)

                                                                         As of December 31,
                                ---------------------------------------------------------------------------------------------------
                                      2003                 2002                 2001                2000                 1999
                                -----------------   ------------------    ----------------    -----------------    ----------------
Real Estate:
     Commercial                 $159,953     27.5%  $170,657      30.3%   $168,419    31.5%   $119,584     23.9%   $115,434    27.9%
     Residential                  94,864     16.3    119,316      21.2     130,264    24.4     150,825     30.1     130,676    31.6
     Construction                117,786     20.3     87,696      15.6      55,861    10.4      66,148     13.2      34,680     8.4
                                --------    -----   --------     -----    --------   -----    --------    -----    --------   -----
          Total real estate      372,603     64.1    377,669      67.1     354,544    66.3     336,557     67.2     280,790    67.9

Commercial, financial and
     Agricultural                 90,224     15.5     87,458      15.5      90,858    17.0      74,981     15.0      58,002    14.0
                                --------    -----   --------     -----    --------   -----    --------    -----    --------   -----

Consumer:
     Direct                       39,276      6.7     34,074       6.0      37,112     6.9      46,463      9.3      32,778     7.9
     Home equity                  65,563     11.3     54,073       9.6      46,169     8.6      39,204      7.8      32,836     7.9
     Revolving                    13,718      2.4     10,326       1.8       6,662     1.2       3,432      0.7       9,605     2.3
                                --------    -----   --------     -----    --------   -----    --------    -----    --------   -----
          Total consumer         118,557     20.4     98,473      17.4      89,943    16.7      89,099     17.8      75,219    18.1
                                --------    -----   --------     -----    --------   -----    --------    -----    --------   -----
Total                           $581,384    100.0%  $563,600     100.0%   $535,345   100.0%   $500,637    100.0%   $414,011   100.0%
                                ========    =====   ========     =====    ========   =====    ========    =====    ========   =====

Table 6
Loan Portfolio - Maturities and Interest Rate Sensitivities

(In thousands)

                                                                          As of December 31, 2003
                                            --------------------------------------------------------------------------------------
                                                                                                        Rate Structure for Loans
                                                              Maturity                                    Maturing Over One Year
                                            -----------------------------------------------------    -----------------------------
                                                          Over One        Over                       Predetermined     Floating or
                                             One Year      Year to        Five                          Interest       Adjustable
                                              or Less    Five Years       Years           Total           Rate             Rate
                                            ----------   ----------    ----------      ----------    --------------    -----------
Commercial, financial and agricultural      $   40,306   $   36,912    $   13,006      $   90,224      $   27,196      $   22,722
Real estate - construction                      83,261       31,031         3,494         117,786          17,443          17,082
Real estate - residential                       17,009       46,263        31,592          94,864          57,089          20,766
Real estate - commercial                        47,351       97,083        15,520         159,954          52,241          60,361
Consumer                                        11,622       36,938        69,996         118,556          51,056          55,878
                                            ----------   ----------    ----------      ----------      ----------      ----------
          Total                             $  199,549   $  248,227    $  133,607      $  581,384      $  205,025      $  176,809
                                            ==========   ==========    ==========      ==========      ==========      ==========

Table 7
Nonperforming Assets

(In thousands)

                                                                        As of December 31,
                                                       ------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                       ------      ------      ------      ------      ------
Nonperforming assets:
Nonaccrual loans                                       $5,174      $3,614      $2,266      $3,222      $1,195
Loans past due 90 days or more and still accruing
interest                                                   53          65           6          --         117
Other real estate                                       5,191       1,662       2,707       1,007         534

Table 8
Summary of Allowance for Credit Losses

(Dollars in thousands)

                                                 2003           2002           2001           2000           1999
                                               --------       --------       --------       --------       --------
Balance, beginning of period                   $  7,059       $  6,731       $  6,311       $  4,436       $  3,452

Charge-offs:
     Commercial                                     890          1,017            510             65             --
     Real estate-construction                        --             --             --             --             --
     Real estate-mortgage                           207             32             43            359             --
     Consumer                                       450            220            448            380            512
                                               --------       --------       --------       --------       --------
          Total charge-offs                       1,547          1,269          1,001            804            512
                                               --------       --------       --------       --------       --------

Recoveries:
     Commercial                                       7            188             25             --              5
     Real estate-construction                        --             --             --             --             --
     Real estate-mortgage                            16              7             --             --             --
     Consumer                                       158            102            118            154             90
                                               --------       --------       --------       --------       --------
         Total recoveries                           181            297            143            154             95
                                               --------       --------       --------       --------       --------

Net charge-offs                                   1,366            972            858            650            417
Provision charged to operations                   1,431          1,300          1,278          2,525          1,401
                                               --------       --------       --------       --------       --------
Balance, end of period                         $  7,124       $  7,059       $  6,731       $  6,311       $  4,436
                                               ========       ========       ========       ========       ========

Ratio of net charge-offs to average loans          0.24%          0.18%          0.17%          0.14%          0.11%
                                               ========       ========       ========       ========       ========

Ratio of allowance to year end loans               1.23%          1.25%          1.26%          1.26%          1.07%
                                               ========       ========       ========       ========       ========

Table 9
Allocation of the Allowance for Credit Losses

(Dollars in thousands)

                                                 2003             2002              2001              2000              1999
                                           --------------    --------------    --------------    --------------    --------------
                                             $       % (1)     $      % (1)      $      % (1)      $      % (1)      $      % (1)
                                           -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Balance at end of period applicable to:
     Commercial                            5,116       16    5,201       16    4,773       17    4,523       15    2,242       14
     Real estate-construction                  5       20        7       16       18       10       28       13       50        8
     Real estate-mortgage                     49       44      180       51      104       56      125       54      868       60
     Consumer                              1,954       20    1,671       17    1,836       17    1,635       18    1,276       18
                                           -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
Total allocation                           7,124      100    7,059      100    6,731      100    6,311      100    4,436      100
                                           =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

----------
(1)   Percent of loans in each category to total loans.

Table 10
Regulatory Capital

(Dollars in thousands)

                                                                       As of / for year ended December 31,
                                                      -------------------------------------------------------------------------
                                                               2003                        2002                      2001
                                                      --------------------        ----------------------      -----------------
Total capital to risk weighted assets
     Consolidated                                     $ 72,055        11.9%       $ 69,614          12.4%     $ 67,468     12.8%
     Subsidiary Bank                                    70,726        11.7          68,241          12.2        65,221     12.4

Tier 1 capital to risk weighted assets
     Consolidated                                       64,931        10.7          62,622          11.2        60,888     11.6
     Subsidiary Bank                                    63,602        10.5          61,253          11.0        58,658     11.2

Tier 1 capital to average assets
     Consolidated                                       64,931         8.4          62,622           8.5        60,888      8.6
     Subsidiary Bank                                    63,602         8.3          61,253           8.4        58,658      8.3

Table 11
Contractual Obligations

(In thousands)

                                       Within One     One Year to     Three Years     After Five
                                          Year        Three Years    to Five Years       Years          Total
                                       ----------     -----------    -------------    ----------     ----------
Long-term debt obligations             $   30,500     $       --       $   15,000     $   10,000     $   55,500
Capital lease obligations                      --             --               --             --             --
Operating lease obligations                   601          1,247            1,109            940          3,897
Purchase obligations                        2,034          1,846               13              4          3,897
Other long-term liabilities                    26            572              520            660          1,778
                                       ----------     ----------       ----------     ----------     ----------

     Total contractual obligations     $   33,161     $    3,665       $   16,642     $   11,604     $   65,072
                                       ==========     ==========       ==========     ==========     ==========

Table 12
Interest Sensitivity Analysis

(Dollars in thousands)

                                                                               As of December 31, 2003
                                                    -------------------------------------------------------------------------------
                                                                                                 Total        Total
                                                      1 - 90      91 - 180      181 - 365      Sensitive    Sensitive
                                                       Day          Day            Day          Within         Over
                                                    Sensitive    Sensitive      Sensitive      One Year      One Year        Total
                                                    ---------    ---------      ---------      ---------    ---------     ---------
Interest earning assets:
Loans, net of nonaccruals                           $ 299,012    $  17,195      $  45,854      $ 362,061    $ 214,096     $ 576,157
U. S. government agency                                    --           --          1,000          1,000      105,771       106,771
State and municipal obligations                            --           --             --             --       32,617        32,617
Other investment securities                             3,025           --             --          3,025          952         3,977
Overnight deposits                                      2,436           --             --          2,436           --         2,436
                                                    ---------    ---------      ---------      ---------    ---------     ---------
     Total interest earning assets                    304,473       17,195         46,854        368,522      353,436       721,958
                                                    ---------    ---------      ---------      ---------    ---------     ---------

Interest bearing liabilities:
NOW                                                    19,176           --             --         19,176       12,784        31,960
MMI                                                    33,459           --             --         33,459       33,459        66,918
Savings                                                11,941           --             --         11,941        7,961        19,902
Time deposits                                         188,316       78,144         81,534        347,994      105,152       453,146
Overnight borrowings                                   15,363           --             --         15,363           --        15,363
Other borrowings                                       23,000           --          7,500         30,500       25,000        55,500
                                                    ---------    ---------      ---------      ---------    ---------     ---------
     Total interest bearing liabilities               291,255       78,144         89,034        458,433      184,356       642,789
                                                    ---------    ---------      ---------      ---------    ---------     ---------

Interest sensitivity gap                            $  13,218    $ (60,949)     $ (42,180)     $ (89,911)   $ 169,080     $  79,169
                                                    =========    =========      =========      =========    =========     =========

Ratio of interest sensitive assets to liabilities        1.05         0.22           0.53           0.80         1.92          1.12

Table 13
Market Sensitive Financial Instruments Maturities

(Dollars in thousands)

                                                 Contractual Maturities as of December 31, 2003
                                ------------------------------------------------------------------------------
                                                                                          After                 Average    Estimated
                                  2004       2005        2006      2007       2008      Five Years     Total      Rate       Value
                                --------   --------   --------   --------   --------     --------     --------  -------    --------
Financial assets:
   Debt securities              $  1,006   $  6,002   $ 17,433   $ 24,855   $ 20,064     $ 70,123     $139,483     3.90%   $139,240
   Loans:
     Fixed rate                  123,489     30,028     36,353     43,825     35,333       62,655      335,101     6.86     331,683
     Variable rate                76,060     27,224     32,959     23,533     18,973       66,973      246,283     4.58     245,722
                                --------   --------   --------   --------   --------     --------     --------             --------
   Total financial assets       $200,555   $ 63,254   $ 86,745   $ 92,213   $ 74,370     $199,751     $720,867             $716,645
                                ========   ========   ========   ========   ========     ========     ========             ========

Financial liabilities:
   NOW                          $ 31,960   $     --   $     --   $     --   $     --     $     --     $ 31,960     0.10%   $ 28,479
   MMI                            66,917         --         --         --         --           --       66,917     1.31      66,186
   Savings                        19,902         --         --         --         --           --       19,902     0.19      17,787
   Time deposits                 347,887     63,761     13,147     16,842     10,486        1,024      453,147     2.67     460,435
   Other borrowings               30,500         --         --     15,000         --       10,000       55,500     2.65      56,391
   Federal funds purchased
     and retail repurchase        15,363         --         --         --         --           --       15,363     1.24      15,363
                                --------   --------   --------   --------   --------     --------     --------             --------
Total financial liabilities     $512,528   $ 63,761   $ 13,147   $ 31,842   $ 10,486     $ 11,024     $642,789             $644,641

                                               Contractual Maturities as of December 31, 2002
                                ------------------------------------------------------------------------------   Average   Estimated
                                                                                           Over                  Interest    Fair
                                  2003       2004       2005       2006       2007      Five Years     Total       Rate      Value
                                --------   --------   --------   --------   --------    ----------    --------   --------  --------
Financial assets:
   Debt securities              $    200   $  1,215   $ 15,263   $ 17,217   $ 26,089     $ 62,667     $122,651     4.58%   $125,084
   Loans:
     Fixed rate                   72,691     28,855     49,131     26,596     23,351       91,140      291,764     7.64     292,298
     Variable rate                90,066     22,728     38,699     30,714     26,718       62,911      271,836     4.74     271,602
                                --------   --------   --------   --------   --------     --------     --------             --------
   Total financial assets       $162,957   $ 52,798   $103,093   $ 74,527   $ 76,158     $216,718     $686,251             $688,984
                                ========   ========   ========   ========   ========     ========     ========             ========

Financial liabilities:
   NOW                          $ 30,461   $     --   $     --   $     --   $     --     $     --     $ 30,461     0.25%   $ 27,499
   MMI                            51,465         --         --         --         --           --       51,465     2.04      51,424
   Savings                        18,027         --         --         --         --           --       18,027     0.50      16,410
   Time deposits                 345,638     52,736     27,737      4,687     11,975          628      443,401     3.57     450,581
   Borrowings                     20,000      7,500         --         --     15,000       10,000       52,500     2.94      53,544
   Federal funds purchased
     and retail repurchase         8,258         --         --         --         --           --        8,258     1.25       8,258
                                --------   --------   --------   --------   --------     --------     --------             --------
Total financial liabilities     $473,849   $ 60,236   $ 27,737   $  4,687   $ 26,975     $ 10,628     $604,112             $607,716
                                ========   ========   ========   ========   ========     ========     ========             ========

Table 14
Quarterly Financial Data

(Dollars in thousands, except per share data)

                                                           2003                                              2002
                                       ---------------------------------------------   ---------------------------------------------
                                        4th Qtr    3rd Qtr     2nd Qtr     1st Qtr      4th Qtr      3rd Qtr     2nd Qtr     1st Qtr
                                       ---------  ---------   ---------   ----------   ----------   ---------   ---------   --------
Interest income                        $  10,330  $  10,323   $  10,382   $   10,552   $   11,093   $  10,866   $  10,616   $ 10,733
Interest expense                           3,733      4,118       4,382        4,532        4,874       4,868       4,611      5,202
                                       ---------  ---------   ---------   ----------   ----------   ---------   ---------   --------

Net interest income                        6,597      6,205       6,000        6,020        6,219       5,998       6,005      5,531
Provision for credit losses                  351        303         282          495           85         250         680        285
                                       ---------  ---------   ---------   ----------   ----------   ---------   ---------   --------

Net interest income after provision
     for credit losses                     6,246      5,902       5,718        5,525        6,134       5,748       5,325      5,246
                                       ---------  ---------   ---------   ----------   ----------   ---------   ---------   --------

Noninterest income                         1,853      2,011       1,767        1,794        1,555       1,252       1,548        930
Noninterest expense                        5,185      5,012       4,758        4,612        4,484       4,037       4,577      4,331
                                       ---------  ---------   ---------   ----------   ----------   ---------   ---------   --------

Income before income taxes                 2,914      2,901       2,727        2,707        3,205       2,963       2,296      1,845
Provision for income taxes                   914        965         953          957        1,141       1,032         761        593
                                       ---------  ---------   ---------   ----------   ----------   ---------   ---------   --------

Net income                             $   2,000  $   1,936   $   1,774   $    1,750   $    2,064   $   1,931   $   1,535   $  1,252
                                       =========  =========   =========   ==========   ==========   =========   =========   ========

Earnings per share:
     Basic                             $    0.37  $    0.35   $    0.32   $     0.31   $     0.37   $    0.34   $    0.26   $   0.22
     Diluted                           $    0.35  $    0.34   $    0.31   $     0.30   $     0.36   $    0.33   $    0.26   $   0.22

                       THIS PAGE LEFT BLANK INTENTIONALLY

                 MANAGEMENT'S REPORT ON THE FINANCIAL STATEMENTS
                AND THE INTERNAL CONTROL OVER FINANCIAL REPORTING
                      OF FNB FINANCIAL SERVICES CORPORATION

FNB Financial Services Corporation ("the Company") is responsible for establishing and maintaining an adequate internal control structure and procedures for financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition, which are designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation of reliable annual published financial statements and such asset safeguarding. The Company's system of internal control structure and procedures contains self-monitoring mechanism, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations--including the possibility of the circumvention or overriding of controls--and therefore can provide only reasonable assurance with respect to financial statement preparation and such asset safeguarding. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of December 31, 2003 in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company believes that, as of December 31, 2003, its system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition met those criteria.

FNB Financial Services Corporation
March 1, 2004


/s/ ERNEST J. SEWELL
----------------------------
Ernest J. Sewell
President and Chief Executive Officer


/s/ PRESSLEY A. RIDGILL
----------------------------
Pressley A. Ridgill
Executive Vice President and Chief Operating Officer


/s/ MICHAEL W. SHELTON
----------------------------
Michael W. Shelton
Senior Vice President and Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Shareholders of FNB Financial Services Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of FNB Financial Services Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 1, 2004

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets

December 31, 2003 and 2002
(Dollars in thousands, except share data)

                                                                                           2003                2002
                                                                                        ---------           ---------
ASSETS
Cash and due from banks .........................................................       $  29,319           $  24,524
Investment securities:
     Available for sale .........................................................         139,799             125,084
     Federal Home Loan Bank and Federal Reserve Bank Stock ......................           3,882               3,732
Loans, net of allowance for credit losses of  $7,124 in 2003 and $7,059 in 2002 .         574,260             556,541
Premises and equipment, net .....................................................          13,031              10,916
Accrued income and other assets .................................................          20,635              13,235
                                                                                        ---------           ---------
          Total assets ..........................................................       $ 780,926           $ 734,032
                                                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing ........................................................       $  69,982           $  61,651
     Interest-bearing ...........................................................         571,925             543,354
                                                                                        ---------           ---------
          Total deposits ........................................................         641,907             605,005
Federal funds purchased and retail repurchase agreements ........................          15,363               8,258
Other borrowings ................................................................          55,500              52,500
Accrued expenses and other liabilities ..........................................           2,406               3,936
                                                                                        ---------           ---------
          Total liabilities .....................................................         715,176             669,699
                                                                                        ---------           ---------

Commitments and Contingent Liabilities: See Note 16

Shareholders' equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued ......              --                  --
Common stock, $1.00 par value;
     Authorized - 40,000,000 shares; Outstanding -
     5,478,664 in 2003 and 4,467,239 in 2002 ....................................           5,479               4,467
Paid-in capital .................................................................          22,025              23,833
Retained earnings ...............................................................          38,395              34,549
Accumulated other comprehensive income ..........................................            (149)              1,484
                                                                                        ---------           ---------

          Total shareholders' equity ............................................          65,750              64,333
                                                                                        ---------           ---------
          Total liabilities and shareholders' equity ............................       $ 780,926           $ 734,032
                                                                                        =========           =========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share data)

                                                                                       2003            2002          2001
                                                                                    ----------      ----------    ----------
Interest income
     Loans .................................................................        $   36,196      $   37,199    $   43,069
     Federal funds sold and overnight deposits .............................                84             205           317
     Investment securities
          Taxable ..........................................................             4,059           5,375         7,916
          Tax exempt .......................................................             1,076             297           735
     Other .................................................................               172             232           297
                                                                                    ----------      ----------    ----------
               Total interest income .......................................            41,587          43,308        52,334
                                                                                    ----------      ----------    ----------
Interest expense
     Deposits ..............................................................            15,190          18,022        28,261
     Federal funds purchased and other borrowings ..........................             1,575           1,533         2,368
                                                                                    ----------      ----------    ----------
               Total interest expense ......................................            16,765          19,555        30,629
                                                                                    ----------      ----------    ----------
Net interest income ........................................................            24,822          23,753        21,705
Provision for credit losses ................................................             1,431           1,300         1,278
                                                                                    ----------      ----------    ----------
Net interest income after provision for credit losses ......................            23,391          22,453        20,427
                                                                                    ----------      ----------    ----------
Noninterest income
     Service charges on deposit accounts ...................................             3,585           2,819         2,180
     Other service charges and fees ........................................               587             696           460
     Mortgage banking fees .................................................             2,019           1,144           144
     Investment services fees ..............................................               670             308           203
     Net gain on securities available for sale .............................               564             318         1,753
                                                                                    ----------      ----------    ----------
               Total noninterest income ....................................             7,425           5,285         4,740
                                                                                    ----------      ----------    ----------
Noninterest expense
     Salaries and employee benefits ........................................            10,512           9,787         9,281
     Occupancy expense .....................................................             1,150           1,053         1,033
     Furniture and equipment expense .......................................             2,403           1,926         1,844
     Insurance expense, including FDIC assessment ..........................               167             198           186
     Marketing expense .....................................................               682             289           241
     Printing and supply expense ...........................................               427             443           376
     Other noninterest expense .............................................             4,226           3,733         2,877
                                                                                    ----------      ----------    ----------
               Total noninterest expenses ..................................            19,567          17,429        15,838
                                                                                    ----------      ----------    ----------
Income before provision for income taxes ...................................            11,249          10,309         9,329
Provision for income taxes .................................................             3,789           3,527         2,851
                                                                                    ----------      ----------    ----------
Net income .................................................................             7,460           6,782         6,478
Other comprehensive income (loss) ..........................................            (1,633)            (12)        1,343
                                                                                    ----------      ----------    ----------
Comprehensive income .......................................................        $    5,827      $    6,770    $    7,821
                                                                                    ==========      ==========    ==========
Net income per share, basic ................................................        $     1.35      $     1.19    $     1.14
                                                                                    ==========      ==========    ==========
Net income per share, diluted ..............................................        $     1.30      $     1.17    $     1.13
                                                                                    ==========      ==========    ==========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

                                                                                         2003              2002              2001
                                                                                     ----------        ----------        ----------
Common stock
     Balance at beginning of period ..........................................       $    4,467        $    4,569        $    4,488
     Stock repurchase ........................................................             (126)             (246)               --
     Stock split effected in the form of a stock dividend ....................            1,097                --                --
     Stock issuance ..........................................................               --                --                --
     Dividend reinvestment plan ..............................................               --                --                 4
     Exercise of stock options ...............................................               41               144                77
     Employee 401(k) plan ....................................................               --                --                --
                                                                                     ----------        ----------        ----------
     Balance at end of period ................................................            5,479             4,467             4,569
                                                                                     ----------        ----------        ----------

Paid-in capital
     Balance at beginning of period ..........................................           23,833            26,465            25,723
     Stock repurchase ........................................................           (2,204)           (3,883)               --
     Stock issuance ..........................................................               --                --                --
     Dividend reinvestment plan ..............................................               --                --                34
     Exercise of stock options ...............................................              392             1,249               708
     Employee 401(k) plan ....................................................               --                --                --
     Employee stock awards ...................................................                4                 2                --
                                                                                     ----------        ----------        ----------
     Balance at end of period ................................................           22,025            23,833            26,465
                                                                                     ----------        ----------        ----------

Retained earnings
     Balance at beginning of period ..........................................           34,549            30,178            26,028
     Net income ..............................................................            7,460             6,782             6,478
     Cash dividends paid .....................................................           (2,512)           (2,411)           (2,328)
     Cash paid for fractional shares .........................................               (5)               --                --
     Stock split effected in the form of a stock dividend ....................           (1,097)               --                --
                                                                                     ----------        ----------        ----------
     Balance at end of period ................................................           38,395            34,549            30,178
                                                                                     ----------        ----------        ----------

Accumulated other comprehensive income
     Balance at beginning of period ..........................................            1,484             1,496               153
     Other comprehensive income (loss) .......................................           (1,633)              (12)            1,343
                                                                                     ----------        ----------        ----------
     Balance at end of period ................................................             (149)            1,484             1,496
                                                                                     ----------        ----------        ----------
               Total shareholders' equity ....................................       $   65,750        $   64,333        $   62,708
                                                                                     ==========        ==========        ==========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

                                                                                           2003             2002             2001
                                                                                        ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received ...............................................................       $  43,742        $  43,672        $  52,467
Fees and commission received ....................................................           3,672            5,488            4,245
Interest paid ...................................................................         (17,559)         (19,915)         (31,742)
Noninterest expense paid ........................................................         (18,130)         (17,627)         (15,029)
Income taxes paid ...............................................................          (3,651)          (3,854)          (2,657)
Funding of loans held for sale ..................................................        (113,807)         (30,195)         (18,766)
Proceeds from sales of loans held for sale ......................................         113,250           28,005           18,426
                                                                                        ---------        ---------        ---------
          Net cash provided by operating activities .............................           7,517            5,574            6,944
                                                                                        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and calls of securities available for sale ..................         104,715           92,311          154,383
Proceeds from maturities of securities available for sale .......................           3,300               --           20,625
Purchase of securities ..........................................................        (130,562)         (92,354)        (149,402)
Capital expenditures ............................................................          (3,617)            (599)            (708)
Net proceeds (expenditures) for other real estate owned .........................             561             (480)           1,154
Net increase in loans ...........................................................         (19,708)         (27,781)         (37,219)
                                                                                        ---------        ---------        ---------
          Net cash used in investing activities .................................         (45,311)         (28,903)         (11,167)
                                                                                        ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings and interest checking accounts ..................          27,155            9,733           14,679
Net increase in time deposits ...................................................           9,743            8,511            2,630
Net increase (decrease) in other borrowings .....................................           3,000           22,500          (11,000)
Net increase (decrease) in federal funds purchased and retail repurchase
agreements ......................................................................           7,105          (11,419)           7,140
Repurchase of common stock ......................................................          (2,330)          (4,129)              --
Proceeds from issuance of common stock ..........................................             433            1,395              823
Cash dividends paid and cash paid in lieu of fractional shares ..................          (2,517)          (2,411)          (2,328)
                                                                                        ---------        ---------        ---------
          Net cash provided by financing activities .............................          42,589           24,180           11,944
                                                                                                                          ---------
                                                                                                         ---------        ---------
Net increase (decrease) in cash and cash equivalents ............................           4,795              851            7,721
Cash and cash equivalents, beginning of year ....................................          24,524           23,673           15,952
                                                                                        ---------        ---------        ---------
Cash and cash equivalents, end of year ..........................................       $  29,319        $  24,524        $  23,673
                                                                                        =========        =========        =========
Supplemental disclosure of non-cash transactions
Non-cash transfers from loans to other real estate ..............................       $   4,254        $   1,526        $   2,854
                                                                                        =========        =========        =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income ......................................................................       $   7,460        $   6,782        $   6,478
     Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for credit losses ................................................           1,431            1,300            1,278
     Depreciation ...............................................................           1,551            1,287            1,388
     Accretion and amortization .................................................             850              203              455
     Gain on sale of securities available for sale ..............................            (564)            (318)          (1,753)
     Gain on other assets .......................................................              (4)            (104)              --
     Funding of loans held for sale .............................................        (113,807)         (30,195)         (18,766)
     Proceeds from sales of loans held for sale .................................         113,250           28,005           18,426
     (Decrease) increase in accrued income and other assets .....................          (2,001)             358              282
     Increase (decrease) in accrued expenses and other liabilities ..............            (649)          (1,744)            (844)
                                                                                        ---------        ---------        ---------
          Net cash provided by operating activities .............................       $   7,517        $   5,574        $   6,944
                                                                                        =========        =========        =========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Note 1 - Summary of significant accounting policies

      Principles of consolidation

            The accompanying consolidated financial statements include the accounts of FNB Financial Services Corporation (the "Company") and its wholly owned subsidiary FNB Southeast (the "Bank"). Also included are the accounts of FNB Southeast Mortgage Corporation, and FNB Southeast Investment Services, Inc., both of which are wholly owned subsidiaries of FNB Southeast. All significant intercompany balances and transactions have been eliminated in consolidation.

      Nature of operations

            FNB Southeast provides a variety of financial services to individual and corporate customers in North Carolina through its thirteen full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Bank's North Carolina customers are located in Rockingham, Guilford, and New Hanover Counties. The Bank also provides a variety of financial services to customers in Virginia through its five full-service branches in Norton, Harrisonburg, Richlands, and Pennington Gap, Virginia. A majority of the Bank's Virginia customers are located in Wise, Tazewell, Russell, Lee, Rockingham, and Augusta Counties. FNB Southeast's primary deposit products are interest-bearing checking accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

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

            Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. A majority of the Bank's loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural, and service sectors. Accordingly, the ultimate collectibility of a large portion of the Bank's loan portfolio would be affected by changes in local economic conditions.

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

            The Company is required to maintain certain levels of Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB") stock based on various criteria established by the individual issuer. Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using the level yield method.

      Loans

            Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are ninety days or more past due. Interest income is subsequently recognized only to the extent cash payments are received. Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

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

            While management uses the best available information to establish the allowance for credit losses, future additions to the allowance may be necessary based on the factors cited above. In addition, the allowance is reviewed by regulatory agencies as an integral part of their examination processes. Such agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examination.

      Other real estate

            Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value, less estimated costs to sell, which becomes the property's new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Subsequent write-downs are charged to expense in the period they are incurred.

      Premises and equipment

            Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives are estimated at 20 to 40 years for buildings and 3 to 10 years for equipment.

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

      Common stock

            A five-for-four stock split was effected in the form of a 25% stock dividend, effective December 29, 2003, with the issuance of 1,096,890 shares of stock and the transfer of $1,096,890 from retained earnings to the common stock account. All per share amounts in the financial statements have been recomputed to reflect this split.

      Per share data

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

      Sales of loans

            Gains and losses on the sale of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements during the year of sale. The Bank, or a contracted third party, continues to service certain loans that have been sold. Such loan balances are not included in the accompanying consolidated balance sheets.

      Off balance sheet financial instruments

            In the ordinary course of business, the Bank enters into off balance sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

      Segment information

            The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

      Recent accounting pronouncements

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

            In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on the Company's consolidated balance sheet or consolidated statements of income and comprehensive income. SFAS No. 148 does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

            The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 123 and SFAS No. 148, is disclosed as follows.

      (Dollars in thousands, except per share data)                         2003          2002          2001
                                                                            ----          ----          ----
      Net income, as reported                                             $ 7,460       $ 6,782       $ 6,478
      Less: Stock based compensation as calculated
      per fair value method, net of tax effect                               (254)         (349)         (522)
                                                                          -------       -------       -------
      Proforma net income                                                 $ 7,206       $ 6,433       $ 5,956

      Earnings per share:
      Basic - as reported                                                 $  1.35       $  1.19       $  1.14
      Basic - proforma                                                    $  1.30       $  1.13       $  1.06
      Diluted - as reported                                               $  1.30       $  1.17       $  1.13
      Diluted - proforma                                                  $  1.26       $  1.10       $  1.04

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2003, 2002, and 2001: dividend yield of 2.75% for 2003, 3.30% for 2002, and 3.90% for 2001; expected volatility of 15.0% for 2003,
16.0% for 2002, and 42.0% for 2001; risk free interest rates of 3.75% for 2003, 3.47% for 2002, and 4.92% for 2001, and expected lives of seven years for all years.

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

            On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, SFAS No. 57, and SFAS No. 107 and rescission of FIN No. 34)." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN No. 45 requires that, for guarantees that fall within its scope, guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The Company's primary guarantees included within the scope of FIN No. 45 relate to financial standby letters of credit issued to commercial customers. FIN No. 45 requires the liability recognized in standalone arm's-length transactions to be the premium received or receivable by the guarantor. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No.51)." FIN No. 46 addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's financial statements.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," and SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," SFAS No. 91 "Accounting for

Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," SFAS No. 95, "Statement of Cash Flows," and SFAS No. 126, "Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities." The Company is presently evaluating the effect of this pronouncement.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS No. 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of SFAS No. 150 are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to FASB Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not anticipate the implementation of SFAS No. 150 to have a material impact on the Company's consolidated financial position or consolidated results of operations.

            In December 2003, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Post Retirement Benefits (Revised 2003)," in an effort to improve financial statement disclosures for defined benefit plans. SFAS 132(Revised 2003) requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs, and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis in interim financial statements. The new disclosure requirements are effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company adopted the new disclosure requirements in connection with the preparation of its consolidated financial statements for the year ended December 31, 2003.

            Based on the Company's operations as of December 31, 2003, none of these standards are expected to have a material effect on the Company's financial statements.

      Reclassification

            Certain items for 2001 and 2002 have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net income or shareholders' equity as previously reported.

Note 2 - Restriction on cash and due from banks

            The Subsidiary Bank maintains average required reserve balances with the Federal Reserve. The average amounts of these reserve balances for the years ended December 31, 2003 and 2002 were $1,943,000 and $1,188,000, respectively.

Note 3 - Investment securities

      Investment securities at December 31 consist of the following:

                                                                                    Gross          Gross        Estimated
                                                                 Amortized       Unrealized     Unrealized         Fair
                                                                    Cost            Gains          Losses          Value
                                                                 ---------       ----------     ----------      ---------
                                                                                       (In thousands)
2003:
Available for sale:
     U.S. government agency securities ................           $ 88,534        $    489       $   (972)       $ 88,051
     Mortgage backed securities .......................             18,237             153           (160)         18,230
     State and municipal obligations ..................             32,617             561           (328)         32,850
     Other ............................................                656              14             (2)            668
                                                                  --------        --------       --------        --------
     Total available for sale .........................            140,044           1,217         (1,462)        139,799
Federal Home Loan Bank and Federal
     Reserve Bank stock ...............................              3,882              --             --           3,882
                                                                  --------        --------       --------        --------
          Total investment securities .................           $143,926        $  1,217       $ (1,462)       $143,681
                                                                  ========        ========       ========        ========

2002:
Available for sale:
     U.S. government agency securities ................           $ 97,364        $  1,660       $     --        $ 99,024
     Mortgage backed securities .......................             17,945             444             (1)         18,388
     State and municipal obligations ..................              7,036             315             --           7,351
     Other ............................................                306              15             --             321
                                                                  --------        --------       --------        --------
     Total available for sale .........................            122,651           2,434             (1)        125,084
Federal Home Loan Bank and Federal
     Reserve Bank stock ...............................              3,732              --             --           3,732
                                                                  --------        --------       --------        --------
          Total investment securities .................           $126,383        $  2,434       $     (1)       $128,816
                                                                  ========        ========       ========        ========

      The amortized cost and estimated market value of debt securities at December 31, 2003, by contractual maturities, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Amortized      Estimated
                                                                                    Cost        Fair Value
                                                                                 ---------      ----------
                                                                                       (In thousands)
Due in one year or less ................................................          $  1,006       $  1,041
Due after one through five years .......................................            68,355         68,060
Due after five through ten years .......................................            34,697         34,683
Due after ten years ....................................................            35,425         35,456
                                                                                  --------       --------
     Total debt securities .............................................          $139,483       $139,240
                                                                                  ========       ========

      Proceeds from the sale of investment securities available for sale, gross realized gains, and gross realized losses for the years ended December 31 were as follows:

                                                                          2003         2002          2001
                                                                        --------     --------      --------
                                                                                 (In thousands)
Proceeds from sales ..................................                  $104,715     $  3,913      $ 70,469
Gross realized gains .................................                       564          318         1,771
Gross realized losses ................................                        --           --            18

      At December 31, 2003 and 2002, investment securities with a carrying value of approximately $68,027,000 and $54,872,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 4 - Loans

      Major classifications of loans at December 31, are as follows:

                                                             2003         2002
                                                           --------     --------
                                                                (In thousands)
      Commercial, financial and agricultural .......       $ 90,224     $ 87,458
      Consumer .....................................        118,557       98,473
      Real estate:
           Residential mortgage ....................         95,939      122,558
           Commercial mortgage .....................        159,953      170,657
           Construction ............................        117,786       87,696
                                                           --------     --------
      Subtotal loans ...............................        582,459      566,842
      Loans held for sale ..........................          1,075        3,242
                                                           --------     --------
                     Gross loans ...................       $581,384     $563,600
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

      At December 31, 2003 and 2002, the recorded investment in loans considered impaired was approximately $10,615,000 and $10,567,000, respectively. The related allowance for credit losses on these impaired loans was approximately $2,085,000 and $1,904,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002 and 2001 was approximately $12,437,000, $9,881,000, and $6,451,000 respectively.

      Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming loans at December 31, 2003 consisted of $5,174,000 of nonaccrual loans and $53,000 of loans 90 days or more past due still accruing interest. Nonperforming loans at December 31, 2002 consisted of $3,314,000 of nonaccrual loans and $65,000 of loans 90 days or more past due still accruing interest. Nonperforming loans at December 31, 2001 consisted of $2,266,000 of non-accrual loans and $6,000 of loans 90 days or more past due still accruing interest. The amount of interest income recorded on nonperforming loans during 2003, 2002 and 2001 amounted to $142,000, $475,000 and $89,000, respectively. Interest income on nonperforming loans is recorded when cash is actually received.

      The amount of potential problem loans totaled $10,615,000 at December 31, 2003. These loans are considered impaired by the Company. There are no other identified potential problem loans at December 31, 2003.

      Certain 1 to 4 family residential mortgage loans are held as collateral under a blanket floating lien to secure a portion of the Bank's borrowings (see
Note 9).

Note 5 - Allowance for credit losses

      Changes in the allowance for credit losses for the years ended December 31 were as follows:

                                                                  2003         2002        2001
                                                                -------      -------      -------
                                                                         (In thousands)
      Balance at beginning of year ......................       $ 7,059      $ 6,731      $ 6,311
      Provision for credit losses .......................         1,431        1,300        1,278
      Recoveries ........................................           181          298          143
      Losses charged off ................................        (1,547)      (1,270)      (1,001)
                                                                -------      -------      -------
      Balance at end of year ............................       $ 7,124      $ 7,059      $ 6,731
                                                                =======      =======      =======

Note 6 - Premises and equipment

      Premises and equipment at December 31 is summarized as follows:

                                                                        2003           2002
                                                                      -------         -------
                                                                           (In thousands)
      Land .....................................................      $ 3,724         $ 2,868
      Building and leasehold improvements ......................        8,385           7,196
      Equipment ................................................       12,549          10,977
                                                                      -------         -------
      Subtotal .................................................       24,658          21,041
      Less accumulated depreciation and amortization ...........       11,627          10,125
                                                                      -------         -------
           Total premises and equipment, net ...................      $13,031         $10,916
                                                                      =======         =======

Note 7 - Deposits

      The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $194,802,000 and $257,397,000 in 2003 and 2002, respectively. The table below presents the scheduled maturities of time deposits at December 31, 2003.

      Year ending December 31,                                   (In thousands)
      ------------------------                                   --------------

      2004 ............................................             $347,886
      2005 ............................................               63,819
      2006 ............................................               13,147
      2007 ............................................               16,784
      2008 ............................................               10,486
      Thereafter ......................................                1,024
                                                                    --------
           Total time deposits ........................             $453,146
                                                                    ========

Note 8 - Federal funds purchased, retail repurchase agreements and other borrowings

      The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings:

                                                                                                             Maximum
                                                        Balance    Interest Rate               Average     Outstanding
                                                         as of         as of        Average   Interest       at Any
                                                      December 31   December 31     Balance      Rate       Month-end
                                                      -----------   -----------     -------      ----       ---------
                                                                          (Dollars in thousands)
2003
Federal funds purchased and securities
     sold under agreements to
repurchase ...........................                  $15,363         1.24%       $14,479      1.41%       $18,131

FHLB borrowings ......................                   55,500         2.65%        47,724      2.28%        67,500
                                                        -------                     -------                  -------
          Total ......................                  $70,863                     $62,203                  $85,631
                                                        =======                     =======                  =======

2002
Federal funds purchased and securities
     sold under agreements to
repurchase ...........................                  $ 8,258         1.25%       $15,069      1.64%       $25,739

FHLB borrowings ......................                   52,500         2.94%        46,052      2.79%        52,500
                                                        -------                     -------                  -------
          Total ......................                  $60,758                     $61,121                  $78,239
                                                        =======                     =======                  =======

      At December 31, 2003, the Bank had an approximately $130 million line of credit with the FHLB under which $55.5 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $30.5 million maturing in 2004, $15.0 million maturing in 2007, and $10.0 million maturing in 2011. The borrowings maturing in 2007 and 2011 both have one time call features, and may be converted to a floating rate based on the three month LIBOR rate at their respective call date.

      Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States government or its agencies.

Note 9 - Income taxes

      The components of income tax expense for the years ended December 31 are as follows:

                                                                                    2003         2002          2001
                                                                                 ---------     ---------    ---------
                                                                                            (In thousands)
      Current tax expense
           Federal ......................................................        $   3,721     $   2,928    $   3,373
           State ........................................................              397           275           96
                                                                                 ---------     ---------    ---------
                     Total current ......................................            4,118         3,203        3,469
                                                                                 ---------     ---------    ---------
      Deferred tax expense (benefit)
           Federal ......................................................             (299)          282         (539)
           State ........................................................              (30)           42          (79)
                                                                                 ---------     ---------    ---------
                     Total deferred .....................................             (329)          324         (618)
                                                                                 ---------     ---------    ---------
                     Total income tax expense ...........................        $   3,789     $   3,527    $   2,851
                                                                                 =========     =========    =========

      The significant components of deferred tax assets at December 31 are as follows:

                                                                              2003              2002
                                                                           ----------        ----------
                                                                                   (In thousands)
      Deferred tax assets:
        Allowance for credit losses .................................      $    2,671        $    2,676

        Non-qualified deferred compensation plans ...................             285               390

        Deferred loan fees ..........................................             272                --
        Nonaccrual interest .........................................             178                83
        Net unrealized gain on securities available for sale ........              96                --
        Other .......................................................              67                82
                                                                           ----------        ----------
                     Total ..........................................           3,569             3,231
      Deferred tax liabilities:
        Depreciable basis of property and equipment .................             636               515
        Net unrealized gain on securities available for sale ........              --               949
        Deferred loan fees ..........................................              --               208
        Other .......................................................              --                --
                                                                           ----------        ----------
                     Total ..........................................             636             1,672
                                                                           ----------        ----------
      Net deferred tax assets (liabilities) .........................      $    2,933        $    1,559
                                                                           ==========        ==========

      There is no valuation allowance for deferred tax assets as management believes that realization of the deferred tax assets will more likely than not be realized.

      The provision for income taxes differs from that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                                 2003             2002             2001
                                                              ----------       ----------       ----------
                                                                            (In thousands)
      Tax based on statutory rates .....................      $    3,825       $    3,505       $    3,172
      Increase (decrease) resulting from:
           Effect of tax-exempt income .................            (326)            (101)            (228)
           State income taxes, net of federal benefit ..             218              229               11
           Other, net ..................................              72             (106)            (104)
                                                              ----------       ----------       ----------
           Total provision for income taxes ............      $    3,789       $    3,527       $    2,851
                                                              ==========       ==========       ==========

Note 10 - Lease commitments

      The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2003, are as follows:

      Year Ending December 31                                   (In thousands)
      -----------------------                                   --------------

      2004 ..................................................    $       601
      2005 ..................................................            628
      2006 ..................................................            619
      2007 ..................................................            626
      2008 ..................................................            483
      Thereafter ............................................            940
                                                                 -----------
           Total lease commitments ..........................    $     3,897
                                                                 ===========

      Rental expense was $458,000 in 2003, $429,000 in 2002, and $401,000 in
2001.

Note 11 - Related party transactions

      The Bank had loans outstanding to principal officers and directors and their affiliated companies during each of the past three years. Such loans were made substantially on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers and do not involve more than the normal risks of collectibility. The following table summarizes the transactions for the past two years.

                                               2003           2002
                                           -----------     -----------
        Balance, beginning of year         $ 4,936,000     $ 4,626,000
        Advances during year                 1,990,000       2,417,000
        Repayments during year              (2,231,000)     (2,107,000)
                                           -----------     -----------
        Balance, end of year               $ 4,695,000     $ 4,936,000
                                           ===========     ===========

        ----------

        NOTE: Unused credit available at December 31, 2003 totaled $4,165,000.

Note 12 - Stock based compensation

      The Company may provide compensation to directors, employees and third parties through stock grants or options. The Company did not issue stock grants during 2003, 2002 or 2001.

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

                                                2003                       2002                             2001
                                   --------------------------   ---------------------------       ------------------------
                                                Weighted Avg.                 Weighted Avg.                  Weighted Avg.
                                   Options     Exercise Price   Options      Exercise Price       Options   Exercise Price
                                   -------     --------------   -------      --------------       -------   --------------
Outstanding -
     Beginning of year ...         787,014         $12.11       1,016,691         $11.57           997,605       $11.47
     Granted .............         218,125          13.44           6,250          13.38           157,500        10.24

     Exercised ...........         (54,812)          9.44        (180,479)          7.81          (105,665)        8.09
     Forfeited ...........         (48,918)         14.94         (55,448)         15.89           (32,749)       13.61
                                  --------                     ----------                       ----------
Outstanding - End
     of year .............         901,409         $12.44         787,014         $12.11         1,016,691       $11.57
                                  ========                     ==========                       ==========

Exercisable - End
     of year .............         630,167         $12.37         618,573         $12.57           704,691       $11.72

Weighted average fair
value of options granted
during the year                   $   2.08                     $     1.83                       $     3.26

The following is a summary of information on outstanding and exercisable options at December 31, 2003:

                            Options Outstanding                                               Options Exercisable
---------------------------------------------------------------------------------         ------------------------
                                          Weighted Average                                                Weighted
                                              Remaining               Weighted                             Average
    Range of                              Contractual Life            Average                             Exercise
 Exercise Prices         Number                (Years)             Exercise Price          Number           Price
 ---------------         ------           -----------------        --------------         -------         --------
  $  5.76 -  9.65        202,986               5.30                    $ 8.87             184,547          $ 8.81
  $ 10.01 - 10.64        296,132               4.53                     10.30             245,829           10.28
  $ 13.44 - 14.00        258,750               8.36                     13.53              56,250           13.88
  $ 18.15 - 20.40        143,541               4.24                     19.94             143,541           19.94
                         -------                                                          -------
                         901,409               5.76                    $12.44             630,167          $12.37
                         =======                                                          =======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2003, 2002, and 2001: dividend yield of 2.75% for 2003, 3.30% for 2002, and 3.90% for 2001; expected volatility of 15.0% for 2003, 16.0%
for 2002, and 42.0% for 2001; risk free interest rates of 3.75% for 2003, 3.47% for 2002, and 4.92% for 2001, and expected lives of seven years for all years.

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

Note 13 - Other comprehensive income

      The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes requirements for the disclosure of comprehensive income in the Company's consolidated financial statements. Comprehensive income is defined as net income plus transactions and other occurrences, which are the result of non-owner changes in equity. As required by SFAS No. 130, prior period consolidated financial statements have been reclassified to reflect application of the provisions of this statement.

      Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company's other comprehensive income. Other comprehensive income (loss) at December 31 consists of the following:

                                                                                           2003            2002            2001
                                                                                         -------         -------         -------
                                                                                                     (In thousands)
    Unrealized holding gains (losses) arising during the year ...................        $(3,242)        $   298         $ 3,954
    Reclassification adjustment for gains included in net income ................            564             318           1,753
                                                                                         -------         -------         -------
    Other comprehensive income (loss) before tax ................................         (2,678)            (20)          2,201

    Income tax expense (benefit) related to other comprehensive income ..........         (1,045)             (8)            858
                                                                                         -------         -------         -------
    Other comprehensive income (loss) ...........................................        $(1,633)        $   (12)        $ 1,343
                                                                                         =======         =======         =======

Note 14 - Net income per share

      The following is a reconciliation of the numerator and denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:

                                                                  For the year ended December 31, 2003
                                                                --------------------------------------
                                                                                Weighted
                                                                                 Average
                                                                   Income     Common Shares  Per-Share
                                                                (Numerator)   (Denominator)    Amount
                                                                -----------   -------------  ---------
Net income per share of common stock:
     Income available to common shareholders ............        $7,460,000     5,531,323      $ 1.35
                                                                                               ======

Effect of dilutive securities:
     Stock options ......................................                --       193,289
                                                                 ----------     ---------
Net income per share of common stock - assuming
     dilution:
     Income available to common shareholders and
          assumed conversion ............................        $7,460,000     5,724,612      $ 1.30
                                                                 ==========     =========      ======

                                                                For the year ended December 31, 2002
                                                                --------------------------------------
                                                                                Weighted
                                                                                 Average
                                                                   Income     Common Shares  Per-Share
                                                                (Numerator)   (Denominator)    Amount
                                                                -----------   -------------  ---------
Net income per share of common stock:
     Income available to common shareholders ............        $6,782,000     5,700,693      $ 1.19
                                                                                               =====
Effect of dilutive securities:
     Stock options ......................................                --       120,504
                                                                 ----------     ---------
Net  income per share of common stock - assuming dilution
          Income available to common shareholders and
               assumed conversion .......................        $6,782,000     5,821,197      $ 1.17
                                                                 ==========     =========      ======

                                                                 For the year ended December 31, 2001
                                                                --------------------------------------
                                                                                Weighted
                                                                                 Average
                                                                   Income     Common Shares  Per-Share
                                                                (Numerator)   (Denominator)    Amount
                                                                -----------   -------------  ---------
Net income per share of common stock:
     Income available to common shareholders .............      $6,478,000      5,659,779      $ 1.14
                                                                                               ======
Effect of dilutive securities:
     Stock options .......................................              --         87,224
                                                                ----------      ---------
Net  income per share of common stock - assuming dilution:
          Income available to common shareholders and
               assumed conversion ........................      $6,478,000      5,747,003      $ 1.13
                                                                ==========      =========      ======

Note 15 - FNB Financial Services Corporation (Parent Company)

      The parent company's principal asset is its investment in its subsidiary, FNB Southeast. The principal source of income of the parent company is dividends received from its subsidiary.

                                                                                         2003              2002              2001
                                                                                       --------          --------          --------
                                                                                                      (In thousands)
Condensed balance sheets
Assets
     Cash and due from banks .................................................         $    132          $  1,070          $    818
     Securities ..............................................................               --                11                11
     Investment in wholly-owned subsidiary ...................................           64,421            62,964            60,478
     Other assets ............................................................            1,212               288             1,401
                                                                                       --------          --------          --------
     Total assets ............................................................         $ 65,765          $ 64,333          $ 62,708
                                                                                       ========          ========          ========
Shareholders' equity and other liabilities ...................................         $ 65,765          $ 64,333          $ 62,708
                                                                                       ========          ========          ========
Condensed statements of income
Dividends from subsidiary ....................................................         $  4,297          $  4,421          $  3,044
Management fees ..............................................................              300               300               240
Noninterest income ...........................................................              152                --                --
Noninterest expense ..........................................................             (342)             (437)             (277)
                                                                                       --------          --------          --------
Income before tax benefit ....................................................            4,407             4,284             3,007
Income tax (provision) benefit ...............................................              (37)               --                10
                                                                                       --------          --------          --------
Income before equity in undistributed net income of subsidiary ...............            4,370             4,284             3,017
Equity in undistributed net income of subsidiary .............................            3,090             2,498             3,461
                                                                                       --------          --------          --------
Net income ...................................................................         $  7,460          $  6,782          $  6,478
                                                                                       ========          ========          ========
Condensed statements of cash flows
Cash flows from operating activities
     Dividends received from subsidiary ......................................         $  4,297          $  4,421          $  3,044
     Management fees received ................................................              300               300               240
     Cash paid for franchise tax, registration cost, acquisition cost
     and other ...............................................................             (212)             (435)             (267)
     Decrease (increase) in other assets .....................................             (913)            1,113            (1,115)
                                                                                       --------          --------          --------
          Net cash provided by operating activities ..........................            3,472             5,399             1,902
                                                                                       --------          --------          --------
Cash flows from investing activities
     Investment in subsidiary ................................................               --                --                11
                                                                                       --------          --------          --------
          Net cash provided (used in) by investing activities ................               --                --                11
                                                                                       --------          --------          --------
Cash flows from financing activities
     Repurchase of common stock ..............................................           (2,335)           (4,129)               --
     Dividends paid, net of DRIP .............................................           (2,512)           (2,411)           (2,290)
     Exercise of stock options ...............................................              437             1,393               785
                                                                                       --------          --------          --------
          Net cash (used in) financing activities ............................           (4,410)           (5,147)           (1,505)
                                                                                       --------          --------          --------
Increase (decrease) in cash ..................................................             (938)              252               408
Cash at beginning of year ....................................................            1,070               818               410
                                                                                       --------          --------          --------
Cash at end of year ..........................................................         $    132          $  1,070          $    818
                                                                                       ========          ========          ========
Reconciliation of net income to cash provided by operating activities
Net income ...................................................................         $  7,460          $  6,782          $  6,478
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Decrease (increase) in other assets and
liabilities ..................................................................             (898)            1,111            (1,115)
          Equity in undistributed net income of subsidiary ...................           (3,090)           (2,494)           (3,461)
                                                                                       --------          --------          --------
Net cash provided by operating activities ....................................         $  3,472          $  5,399          $  1,902
                                                                                       ========          ========          ========

Note 16 - Commitments and contingent liabilities

      The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, are as follows:

                                                                 Contract or
                                                               Notional Amount
                                                            --------------------
                                                              2003        2002
                                                            --------    --------
                                                                (In thousands)
      Commitments to extend credit .......................  $135,552    $107,458
      Commercial letters of credit .......................       354         283
                                                            --------    --------
           Total commitments and contingent liabilities ..  $135,906    $107,741
                                                            ========    ========

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 17 - Employee benefit plans

      The Company's non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in the Company's pension obligations, assets and funded status for the years ended December 31, 2003 and 2002, and the assumptions and components of net periodic pension cost for the two years in the period ended December 31, 2003.

                                                           2003           2002
                                                          -------       -------
                                                          (Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year ............      $ 4,520       $ 4,573
Service cost .......................................          371           383
Interest cost ......................................          301           291
Amendments .........................................           --           107
Actuarial gain (loss) ..............................          783          (605)
Benefits paid ......................................          (74)         (229)
                                                          -------       -------
Benefit obligation at end of year ..................        5,901         4,520
                                                          -------       -------
Change in plan assets
Fair value of plan assets at beginning of year .....        3,859         2,341
Actual return on plan assets .......................          799          (362)
Employer contribution ..............................          874         2,109
Benefits paid ......................................          (74)         (229)
                                                          -------       -------
Fair value of plan assets at end of year ...........        5,458         3,859
                                                          -------       -------
Plan assets less than projected benefit obligation .         (443)         (661)
Funded status
Unrecognized net actuarial (gain) loss .............        1,777         1,502
Unrecognized prior service charge ..................          153           173
                                                          -------       -------
Pension asset (liability) ..........................      $ 1,488       $ 1,014
                                                          =======       =======

                                                                              2003           2002
                                                                            -------        -------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION CONSISTS OF:
Prepaid benefit cost .................................................      $ 1,488        $ 1,014
Accrued benefit liability ............................................           --             --
Intangible asset .....................................................          N/A            N/A
Accumulated comprehensive income .....................................          N/A            N/A
                                                                            -------        -------
Net amount recognized ................................................      $ 1,488        $ 1,014
                                                                            =======        =======

COMPONENTS OF NET PERIODIC PENSION COST
Service cost .........................................................      $   371        $   384
Interest cost ........................................................          301            291
Expected return on plan assets .......................................         (799)          (255)
Amortization of prior service cost ...................................          528             55
                                                                            -------        -------
Net periodic pension cost ............................................      $   401        $   475
                                                                            =======        =======

WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate ........................................................         6.00%          7.25%
Expected return on plan assets .......................................         9.00%          9.00%
Rate of compensation .................................................         5.00%          5.00%

                                                                            Market
WEIGHTED-AVERAGE ASSET ALLOCATIONS AT DECEMBER 31, 2003                       Value         Percent
                                                                            -------        -------
Debt securities:
 Federated US Government Securities ..................................      $   925           17.0%
 Pimco Total Return ..................................................          852           15.6
 First Trust Institutional Money Market ..............................           91            1.7
 First Trust Money Market Account ....................................            2             --
                                                                            -------        -------
                                                                              1,870           34.3
                                                                            -------        -------
Equity securities:
 American Funds Washington Mutual ....................................        2,052           37.6
 American Growth Fund ................................................        1,207           22.1
 Fidelity Advisor MidCap .............................................          328            6.0
                                                                            -------        -------
                                                                              3,588           65.7
                                                                            -------        -------
 Net assets ..........................................................      $ 5,458          100.0%
                                                                            =======        =======

      Target allocations are established based on periodic evaluation of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2003 is included in the accompanying table.

                                                                                                  Actual
                                                                         Long-Term             Allocation at
                                                                         Allocation            December 31,
PLAN ASSETS                                                                Target                  2003
                                                                         ----------            ------------
Equity securities .......................................                49% - 71%                65.7%
Debt securities  ........................................                18% - 28%                34.3%
Real estate .............................................                 0% - 10%                  --
Other (primarily cash) ..................................                 2% - 3%                   --
                                                                         ---------               --------
     Total ..............................................                   100%                   100%
                                                                         =========               ========

      The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 9.00% rate used in 2003 and to be used for 2004.

      The Company has a Supplemental Executive Retirement Plan ("SERP") that allows the Company to supplement the level of certain executives' retirement income over the amount obtainable through the tax-qualified retirement plan. Contributions to the SERP totaled $237,000 for 2003, $234,000 for 2002, and $232,000 for 2001.

      The Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee's contribution. The Bank's contributions were $122,000 for 2003, $130,000 for 2002, and $130,000 for 2001.

      A deferred compensation plan allows the directors and certain senior officers of the Company and the Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Bank. Each plan participant makes an annual election to either receive that year's compensation currently or to defer receipt until their death, disability or retirement. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. No liability exists as of December 31, 2003 and 2002.

Note 18 - Regulatory matters

      The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2003, the Bank had undivided profits of approximately $36.0 million.

      The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which they are subject.

      The most recent notification from the North Carolina Commissioner of Banks categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. Since that notification, the Bank has continued to experience asset growth.

      The actual capital amounts and ratios for the Company and the Bank are presented in the accompanying table.

                                                                                                        To Be Well
                                                                           For Capital              Capitalized Under
                                                                             Adequacy                Prompt Corrective
(In thousands, except percentages)                      Actual               Purposes                Action Provisions
                                                -------------------      -----------------         -------------------
                                                Amount        Ratio      Amount      Ratio         Amount        Ratio
                                                ------        -----      ------      -----         ------        -----
                                                                     (Dollars in thousands)
December 31, 2003

  Total Capital (To Risk Weighted Assets)
     Consolidated ........................      $72,055        11.9%    $48,525      >/=8.0%      $   N/A
     Bank ................................       70,726        11.7      48,428      >/=8.0        60,535      >/=10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................       64,931        10.7      24,262      >/=4.0           N/A
     Bank ................................       63,602        10.5      24,214      >/=4.0        36,321      >/=6.0
  Tier 1 Capital (To Average Assets)
     Consolidated ........................       64,931         8.4      30,770      >/=4.0           N/A
     Bank ................................       63,602         8.3      30,727      >/=4.0        38,409      >/=5.0

December 31, 2002

  Total Capital (To Risk Weighted Assets)
     Consolidated ........................      $69,614        12.4%    $44,742      >/=8.0%      $   N/A
     Bank ................................       68,241        12.2      44,717      >/=8.0        55,897      >/=10.0%
  Tier 1 Capital (To Risk Weighted Assets)
     Consolidated ........................       62,622        11.2      22,371      >/=4.0           N/A
     Bank ................................       61,253        11.0      22,359      >/=4.0        33,538      >/=6.0
  Tier 1 Capital (To Average Assets)
     Consolidated ........................       62,622         8.5      29,351      >/=4.0           N/A
     Bank ................................       61,253         8.4      29,202      >/=4.0        36,502      >/=5.0

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

      Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Substantially all residential mortgage loans held for sale are pre-sold and their carrying value approximates fair value. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value.

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

      Other borrowings. Other borrowings consist of FHLB borrowings with varying maturities. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

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

      The estimated fair values of financial instruments at December 31 are as follows:

                                                                           2003                            2002
                                                                ------------------------         ------------------------
                                                                Carrying       Estimated         Carrying       Estimated
                                                                  Value        Fair Value         Value        Fair Value
                                                                --------       -----------       --------      ----------
                                                                                       (In thousands)
Financial assets:
Cash and cash equivalents ................................      $  29,319       $  29,319       $  24,524       $  24,524
Investment securities
    Available for sale ...................................        139,799         139,799         125,084         125,084
    Other equity securities ..............................          3,882           3,882           3,732           3,732
Loans held for sale ......................................          1,075           1,075           3,242           3,242
Loans ....................................................        581,384         577,405         563,600         563,900
Financial liabilities:
Deposits .................................................        641,907         642,869         605,005         607,565
Federal funds purchased and retail repurchase
     agreements ..........................................         15,363          15,363           8,258           8,258
Other borrowings .........................................         55,500          56,391          52,500          53,544

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

     The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company 's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

     There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company's Audit Committee and procedures for shareholder nominations is set forth under the sections captioned "Election of Directors," "Executive Officers," "Report of Audit Committee" and "Our Board of Directors and its Committees - How can a shareholder nominate someone for election to the Board?" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 20, 2004, which sections are incorporated by reference.

(b) Section 16(a) Compliance - The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 20, 2004, which section is incorporated by reference.

(c) Audit Committee Financial Expert - The Board of Directors of the Company has determined that Barry Z. Dodson, a member of the Audit Committee, qualifies as an "audit committee financial expert" and is "independent" as defined under applicable SEC and NASD rules and regulations.

(d) Code of Ethics - The Company has adopted its "Code of Business Conduct and Ethics", a code of ethics that applies to its directors, officers, and employees. The Code of Business Conduct and Ethics is accessible on the Company's website under the "Investor Information" section. The Company elects to disclose any amendments to or waivers of any Provisions of its Code of Business Conduct and Ethics applicable to its principal executive officers and senior financial officers on its website.

Item 11. Executive Compensation

     Director compensation, executive compensation and executive compensation plan information are incorporated by reference to the sections captioned "Our Board of Directors and its Committees - How are our directors compensated?" and "Executive Compensation" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 20, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Incorporated by reference to the sections captioned "Stock Ownership" and "- Equity Compensation Plan Information" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 20, 2004.

Item 13. Certain Relationships and Related Transactions

     Incorporated by reference to the section captioned "Transactions with Management" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 20, 2004.

Item 14. Principal Accountant Fees and Services

     Incorporated by reference to the section captioned "Information About Our Independent Auditors in 2003" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 20, 2004.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

                              Financial Statements                                      Form 10-K Page
                              --------------------                                      --------------
Report of Independent Auditors .....................................................          41

Consolidated Balance Sheets as of December 31, 2003 and 2002 .......................          42

Consolidated Statements of Income and Comprehensive Income for the years ended
December 31, 2003, 2002 and 2001 ...................................................          43

Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 2003, 2002 and 2001 ...................................................          44

Consolidated Statements of Cash Flows for the years ended December 31, 2003,
2002 and 2001 ......................................................................          45

Notes to Consolidated Financial Statements .........................................        46-66

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

10.02(4)      Omnibus Equity Compensation Plan of the Registrant.

10.03(5) Severance Policy for Senior Officers of the Registrant(employed for five years or more).

10.04(6)      Revised Severance Plan for Senior Officers of the
              Registrant(employed for five years or more).

10.05(4) Severance Policy for Senior Officers of the Registrant(employed for less than five years).

10.07(8)      Benefit Equivalency Plan of the Registrant effective January 1,
              1994.

10.08         Annual Management Incentive Plan of the Registrant.

10.09(8)      Long Term Incentive Plan of the Registrant.

10.10(11)     Long Term Incentive Plan of the Registrant for certain senior management employees.

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

10.11(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.

10.13(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.

10.14(9) Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.

10.16(2) Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.

21.01         Schedule of Subsidiaries.

23.01         Consent of PricewaterhouseCoopers LLP.

31.01         Certification of Ernest J. Sewell

31.02         Certification of Michael W. Shelton

32.01         Certification of Periodic Financial Report Pursuant to 18 USC
              Section 1350.

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

      (10) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission

      (11) Incorporated herein by reference tp the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securties and Exchange Commission.


(b)   Reports on 8-K.

      The Company filed a Current Report on Form 8-K, dated November 24, 2003, announcing a five-for-four stock split, effected as a 25% stock dividend, and a 7.1% increase in the quarterly cash dividends.

      The Company filed a Current Report on Form 8-K, dated December 3, 2003, announcing plans to relocate its corporate headquarters from Reidsville, NC to Greensboro, NC in 2004.

                       THIS PAGE LEFT BLANK INTENTIONALLY

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FNB FINANCIAL SERVICES CORPORATION


Date: March 11, 2004                   By: /s/ ERNEST J. SEWELL
                                           -------------------------------------
                                           Ernest J. Sewell,
                                           President and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                  Capacity                                   Date
             ---------                                  --------                                   ----
/s/ ERNEST J. SEWELL                  President, Chief Executive Officer and Director          March 11, 2004
-------------------------
Ernest J. Sewell                               (Principal Executive Officer)

/s/ MICHAEL W. SHELTON                  Vice President and Chief Financial Officer             March 11, 2004
-------------------------
Michael W. Shelton                     (Principal Financial and Accounting Officer)

/s/ BARRY Z. DODSON                                Chairman of the Board                       March 11, 2004
-------------------------
Barry Z. Dodson

/s/ GARY G. BLOSSER                                      Director                              March 11, 2004
-------------------------
Gary G. Blosser

/s/ CHARLES A. BRITT                                     Director                              March 11, 2004
-------------------------
Charles A. Britt

/s/ O. EDDIE GREEN                                       Director                              March 11, 2004
-------------------------
O. Eddie Green

/s/ JOSEPH H. KINNARNEY                                  Director                              March 11, 2004
-------------------------
Joseph H. Kinnarney

/s/ E. REID TEAGUE                                       Director                              March 11, 2004
-------------------------
E. Reid Teague

/s/ KENAN C. WRIGHT                                      Director                              March 11, 2004
-------------------------
Kenan C. Wright