Form 10-Q
period 2004-03-31
FNB FINANCIAL SERVICES CORP
filed 2004-05-10
CIK 742679

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                             ---------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:
                                 March 31, 2004

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

                             ---------------------

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

      At May 3, 2004, 5,501,605 shares of the registrant's common stock, $1.00 par value, were outstanding.

        This Form 10-Q has 22 pages. The Exhibit Index begins on page 17.

================================================================================

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

       Consolidated Balance Sheets
       March 31, 2004 and December 31, 2003                                  3

       Consolidated Statements of Income and Comprehensive Income Three
       months ended March 31, 2004 and 2003                                  4

       Consolidated Statements of Cash Flows
       Three months ended March 31, 2004 and 2003                            5

       Notes to Consolidated Financial Statements                            7

Item 2 Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                 11

Item 3 Quantitative and Qualitative Disclosures About Market Risk            15

Item 4 Controls and Procedures                                               16

PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                     16

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases
       of Equity Securities                                                  16

Item 3 Defaults Upon Senior Securities                                       17

Item 4 Submission of Matters to a Vote of Security Holders                   17

Item 5 Other Information                                                     17

Item 6 Exhibits and Reports on Form 8 - K                                    17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except par value)

                                                                 March 31,       December 31,
                                                                   2004             2003
                                                                (Unaudited)       (Audited)
                                                               -------------    -------------
ASSETS

Cash and due from banks                                        $      21,613    $      29,319
Investment securities:
     Securities available for sale                                   134,195          139,799
     Federal Home Loan Bank and Federal Reserve Bank Stock             3,732            3,882

Loans                                                                597,245          581,384
     Allowance for credit losses                                      (7,203)          (7,124)
                                                               -------------    -------------
Loans, net                                                           590,042          574,260
                                                               -------------    -------------
Premises and equipment, net                                           13,012           13,031
Accrued income and other assets                                       31,967           20,635
                                                               -------------    -------------

               Total assets                                    $     794,562    $     780,926
                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                       $      73,778    $      69,982
     Interest bearing                                                566,271          571,925
                                                               -------------    -------------
               Total deposits                                        640,049          641,907

Federal funds purchased and retail repurchase agreements              23,317           15,363
Other borrowings                                                      57,500           55,500
Accrued expenses and other liabilities                                 5,266            2,406
                                                               -------------    -------------

               Total liabilities                                     726,131          715,176
                                                               -------------    -------------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                --               --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 5,494,831 at March 31, 2004 and
               5,478,664 at December 31, 2003                          5,495            5,479
Paid-in capital                                                       22,090           22,025
Retained earnings                                                     39,908           38,395
Accumulated other comprehensive income                                   937             (149)
                                                               -------------    -------------

               Total shareholders' equity                             68,430           65,750
                                                               -------------    -------------

               Total liabilities and shareholders' equity      $     794,562    $     780,926
                                                               =============    =============

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2004         2003
                                                       ----------   -----------
Interest income
     Loans                                             $    9,187   $     9,079
     Federal funds sold and overnight deposits                 17            14
     Investment securities
               Taxable                                        857         1,262
               Tax exempt                                     329           147
     Other                                                     48            50
                                                       ----------   -----------

               Total interest income                       10,438        10,552
                                                       ----------   -----------

Interest expense
     Deposits                                               3,168         4,117
     Federal funds purchased and other borrowings             422           415
                                                       ----------   -----------

               Total interest expense                       3,590         4,532
                                                       ----------   -----------

Net interest income                                         6,848         6,020
Provision for credit losses                                   388           495
                                                       ----------   -----------

Net interest income after provision for credit losses       6,460         5,525

Noninterest income
     Service charges on deposit accounts                    1,012           760
     Net gain on securities available for sale                111           322
     Net gain on disposition of other assets                  122            10
     Income from investment services                          134           141
     Mortgage banking fees                                    334           463
     Other income                                             128            98
                                                       ----------   -----------

               Total noninterest income                     1,842         1,794

Noninterest expense
     Salaries and employee benefits                         2,797         2,546
     Occupancy expense                                        325           282
     Furniture and equipment expense                          670           531
     Insurance expense, including FDIC assessment              50            48
     Marketing expense                                        151            98
     Printing and supply expense                              131           118
     Other expenses                                         1,322           989
                                                       ----------   -----------

               Total noninterest expense                    5,446         4,612

Income before provision for income taxes                    2,856         2,707
Provision for income taxes                                    961           957
                                                       ----------   -----------

Net income                                                  1,895         1,750
Other comprehensive income (loss)                           1,086          (341)
                                                       ----------   -----------

Comprehensive income                                   $    2,981   $     1,409
                                                       ==========   ===========
Per share data
     Net income, basic                                 $     0.35   $      0.31
     Net income, diluted                               $     0.33   $      0.30
     Cash dividends                                    $     0.12   $      0.11
Weighted average shares outstanding, basic              5,485,747     5,554,629
Weighted average shares outstanding, diluted            5,760,968     5,690,750

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             2004         2003
                                                                           --------     --------
Cash flows from operating activities:
          Interest received                                                $  1,899     $  8,671
          Fees and commissions received                                         889        1,920
          Interest paid                                                      (3,558)      (4,613)
          Noninterest expense paid                                           (1,875)      (4,221)
          Income taxes paid                                                    (469)         (82)
          Funding of loans held for sale                                    (23,789)     (22,480)
          Proceeds from sales of loans held for sale                         19,452       22,479
                                                                           --------     --------

               Net cash provided by (used in) operating activities           (7,451)       1,674
                                                                           --------     --------

Cash flows from investing activities:
          Proceeds from sales or calls of securities available for sale      15,736       39,008
          Purchase of securities                                             (3,195)     (34,866)
          Capital expenditures                                                 (387)      (1,811)
          (Increase) decrease in other real estate owned                     (1,026)        (312)
          (Increase) decrease in loans                                      (18,904)     (11,527)
                                                                           --------     --------

               Net cash  (used in) provided by investing activities          (7,776)      (9,508)
                                                                           --------     --------

Cash flows from financing activities:
          Increase (decrease) in demand, savings and interest
                checking accounts                                             3,283        9,655
          Increase (decrease) in time deposits                               (5,139)      (7,739)
          Increase (decrease) in federal funds purchased and
                retail repurchase agreements                                  7,954          786
          Increase (decrease) in other borrowings                             2,000           --
          Repurchase of common stock                                           (320)      (1,162)
          Proceeds from issuance of common stock                                400          327
          Dividends paid                                                       (657)        (620)
                                                                           --------     --------

               Net cash provided by (used in)  financing activities           7,521        1,247
                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents                         (7,706)      (6,587)
Cash and cash equivalents, January 1                                         29,319       24,524
                                                                           --------     --------

Cash and cash equivalents, March 31                                        $ 21,613     $ 17,937
                                                                           ========     ========

Supplemental disclosure of non-cash transactions:
Non-cash transfers from loans to other real estate                         $  1,197     $    322
                                                                           ========     ========

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

Reconciliation of net income to net cash provided by operating activities:

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             2004         2003
                                                                           --------     --------
Net income                                                                 $  1,895     $  1,750

Adjustments to reconcile net income to net cash provided by operating activities:
          Provision for credit losses                                           388          495
          Depreciation                                                          420          364
          Accretion and amortization                                            253          135
          (Gain) loss on sale of securities available for sale                 (111)        (322)
          (Gain) loss on sale of other assets                                  (122)         (10)
          Funding of loans held for sale                                    (23,789)     (22,480)
          Proceeds from sales of loans held for sale                         19,452       22,479
          (Increase) decrease in accrued income and other assets            (18,196)         347
          Increase (decrease) in accrued expenses and other liabilities      12,359       (1,084)
                                                                           --------     --------

               Net cash provided by operating activities                   $ (7,451)    $  1,674
                                                                           ========     ========

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation's 2003 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements.

2.    Significant Activities

            FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank.

            As of March 31, 2004, FNB Southeast operated thirteen banking offices in North Carolina and five banking offices in Virginia. FNB Southeast operates two wholly owned subsidiaries; FNB Southeast Investment Services, Inc., which operated two offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company and the Bank are headquartered in Reidsville, North Carolina. After May 1, 2004, the Company's headquarters will be located in Greensboro, NC.

            Effective April 16, 2004, The Bank of Tazewell purchased loans and assumed the deposits of the Bank's Richlands branch. The Company recognized $700,000 in net gain on the sale. Also during April, an approximate $125,000 gain resulted from the sale of the fixed assets associated with the Bank's Richlands branch.

3.    Recent Accounting Pronouncements

            In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin No.51)." FIN No. 46, revised in December 2003, addresses the consolidation by business enterprises of certain variable interest entities. Management does not anticipate the implementation of this interpretation to have a material impact on the Company's consolidated financial statements.

4.    Other Comprehensive Income

            The Company's other comprehensive income for the three-month periods ended March 31, 2004 and 2003 consists of unrealized gains and losses on available for sale securities, net of related income taxes, as follows:

                                                                            ---------------------
                                                                              2004         2003
                                                                            --------     --------
      Unrealized gains (losses) on available for sale securities            $  1,536     $   (238)
      Reclassification adjustment for gains included in net income               111          322
                                                                            --------     --------
      Other comprehensive income (loss) before tax                             1,647         (560)
      Income tax expense (benefit) related to other comprehensive income         561          219
                                                                            --------     --------
      Other comprehensive income (loss)                                     $  1,086     $   (341)
                                                                            ========     ========

5.    Stock-Based Compensation

            The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 148, "Accounting for Stock-Based
      Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock Based Compensation,", is disclosed in the accompanying table.


      (Dollars in thousands, except per share data)         2004         2003
      ---------------------------------------------       --------     --------
      Net income, as reported                             $  1,895     $  1,750
      Less: Stock based compensation as calculated
      per fair value method, net of tax effect                (362)        (174)
                                                          --------     --------
      Proforma net income                                 $  1,533     $  1,576

      Earnings per share:
      Basic - as reported                                 $   0.35     $   0.31
      Basic - proforma                                    $   0.33     $   0.28
      Diluted - as reported                               $   0.33     $   0.30
      Diluted - proforma                                  $   0.32     $   .028

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2004 and 2003: dividend yield of 2.40% for 2004 and 2.75% for 2003; expected volatility of 16.0% for 2004 and 15.0% for 2003; risk free interest rates of 3.68% for 2004 and 3.75% for 2003, and expected lives of seven years for all years.

            These plans provide that shares granted come from the Company's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1996 and thereafter vest ratably over a four-year period. No option will be exercisable after ten years from the date granted.

6.    Segment Information

            Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

            Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment: the provision of general financial services to the customers of its wholly owned subsidiary, FNB Southeast. The various products offered by FNB Southeast are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, rather than the individual performance of banking offices or products.

7.    Net Income Per Share

            Basic and diluted earnings per share amounts have been computed based upon net income as presented in the accompanying income statements divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                         2004         2003
                                                      ---------    ---------

      Weighted average number of shares
              used in basic EPS                       5,485,747    5,554,629
      Effect of dilutive stock options                  275,221      131,121
                                                      ---------    ---------

      Weighted average number of common
              shares and dilutive potential common
              shares used in dilutive EPS             5,760,968    5,685,750
                                                      =========    =========

            As of March 31, 2004, there were 6,250 potentially dilutive share options not included in the weighted average calculation since the option exercise prices were greater than the average fair market value of the common shares during the quarter.

8.    Investment Securities

                                                  March 31, 2004          December 31, 2003
                                              ----------------------    ----------------------
            (Dollars in thousands)            Amortized      Fair       Amortized      Fair
                                                Cost         Value        Cost         Value
                                              ---------    ---------    ---------    ---------
      Available for sale:
           U.S. Agency securities             $  81,002    $  81,394    $  88,534    $  88,051
           Mortgage backed securities            16,985       17,091       18,237       18,230
           State and municipal obligations       33,477       34,493       32,617       32,850
           Other                                  1,196        1,217          656          668
                                              ---------    ---------    ---------    ---------
              Total available for sale          132,660      134,195      140,044      139,799
      Federal Reserve Bank and Federal
           Home Loan Bank stock                   3,732        3,732        3,882        3,882
                                              ---------    ---------    ---------    ---------
              Total investment securities     $ 136,392    $ 137,927    $ 143,926    $ 143,681
                                              =========    =========    =========    =========

9.    Loans (net of unearned income)
                                                    March 31,      December 31,
            (Dollars in thousands)                     2004            2003
                                                   ------------    ------------

      Loan Category:

         Real estate - commercial                  $    149,616    $    159,953
         Real estate - residential                      101,680          95,939
         Real estate - construction                     135,294         117,786
         Commercial, financial and agricultural          92,198          90,224
         Consumer                                       123,869         118,557
                                                   ------------    ------------

                   Subtotal loans                       602,657         582,459

         Loans held for sale                              5,412           1,075
                                                   ------------    ------------

                   Gross loans                     $    597,245    $    581,384
                                                   ============    ============

10.      Allocation of Allowance for Credit Losses

                                                           March 31, 2004               December 31, 2003
                                                    ---------------------------    ---------------------------
      (Dollars in thousands)                                     % of Loans in                  % of Loans in
                                                                 Each Category                  Each Category
                                                    Allowance    to Total Loans    Allowance    to Total Loans
                                                    ---------    --------------    ---------    --------------
      Balance at end of period applicable to:

           Real estate - construction                 $    5             23          $    5             20
           Real estate - mortgage                         37             41              49             44
           Commercial                                  5,374             15           5,116             16
           Consumer                                    1,787             21           1,954             20
                                                      ------         ------          ------         ------

                Total allocation                      $7,203            100%         $7,124            100%
                                                      ======         ======          ======         ======

11.   Analysis of Allowance for Credit Losses

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
      (Dollars in thousands)                                     2004           2003
                                                             -----------    -----------
      Balance, beginning of period                           $     7,124    $     7,059

      Charge-offs                                                    327            520
      Recoveries                                                      18            142
                                                             -----------    -----------

      Net charge-offs                                                309            378
                                                             -----------    -----------

      Allowance charged to operations                                388            495
                                                             -----------    -----------

      Balance, end of period                                 $     7,203    $     7,176
                                                             ===========    ===========

      Ratio of annualized net charge-offs during the
                period to average loans outstanding
                during the period                                   0.21%          0.27%
                                                             ===========    ===========

      Ratio of allowance for credit losses to
                month end loans                                     1.21%          1.25%
                                                             ===========    ===========

       Nonperforming Assets

                                                              March 31,     December 31,
      (Dollars in thousands)                                    2004            2003
                                                             -----------    ------------
      Nonaccrual (1)                                         $     3,502    $     5,174
      Past due 90 days or more and still accruing interest            53             53
      Other real estate                                            5,019          5,191

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

Item  2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Information set forth below may contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause the Company's actual operating results to differ materially. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "expect", "anticipate", "estimate", "believe", or "continue", or the negative thereof or other variations thereof or comparable terminology. The Company cautions that forward-looking statements are further qualified by important factors that could cause the Company's actual operating results to differ materially from those in the forward-looking statements. Forward-looking statements speak only as of the date made, and the Company's management may not update them to reflect changes that occur after that date.

Application of Critical Accounting Policies

      The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

      The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

Summary

      Assets at March 31, 2004 were $794.6 million, an increase of $13.6 million since December 31, 2003. The increase in assets resulted primarily from an increase in loans of $15.9 million over the first three months of 2004. Deposits at March 31, 2004 were $640.0 million, compared to $641.9 million at December 31, 2003.

      Net income for the quarter ended March 31, 2004, of $1.9 million was $145,000 or 8.3%, higher than the amount earned in the first quarter last year. Diluted earnings per share for the current quarter was $0.33 per share, compared to $0.30 per share a year ago.

Interest Income and Interest Expense

      First quarter total interest income was $10.4 million, a decrease of 1.1% over the same quarter last year. Average earning assets for the quarter were $742.2 million, compared to $708.6 million for the year ago period. Interest income from loans was $9.2 million, compared to $9.1 million in the first quarter of 2003. The prime lending rate was 25 basis points lower during first quarter 2004 than during first quarter 2003. Average loans for the first quarter of 2003 were $590.1 million, $19.7 million, or 3.5%, higher than the $570.4 million last year. For the first quarter, the average yield on loans was 6.26% in 2004 compared to 6.46% in 2003.

      Interest income on investments totaled $1.3 million for the current quarter, down 15.0% from $1.5 million for the year ago quarter. The change was primarily attributable to a decrease of $398,000 in interest income on U.S. Agency securities, combined with an increase of $176,000 in interest income on municipal securities.

      First quarter total interest expense was $3.6 million compared to $4.5 million from the first quarter of last year, a 20.8% decrease. Average interest bearing liabilities for the first quarter 2004 increased 5.6% to $643.2 million from $609.0 million for the first quarter of 2003. Overall cost of funds for the first quarter was 2.02% and 2.74% for 2004 and 2003, respectively.

      Interest expense on deposits for the first quarter 2003 was $3.2 million, compared to $4.1 million in the same period a year ago. A 4.3% increase in average interest bearing deposits, from $543.7 million in first quarter 2003 to $566.8 million during first quarter 2004, offset by a decrease in the average rate for the quarter on interest-bearing deposits to 2.25%, from 3.07% one year earlier, yielded this decrease in interest expense on deposits.

      Interest expense on federal funds purchased and other borrowings was $422,000 for the current quarter, an increase of 1.6%, from $415,000 in the first quarter of 2003. The increase was primarily attributable to an increase in average federal funds purchased and other borrowings from $65.4 million in the first quarter of 2003 to $76.4 million in the first quarter of 2004.

Comparable net interest margins are as follows:

                                                      Liability
Time Period                     Asset Yield              Rate              Interest Rate Spread
-----------                   ---------------        -------------       ------------------------
First Quarter, 2004                5.75%         -      2.02%       =             3.73%
First Quarter, 2003                6.09%         -      2.74%       =             3.35%

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

      The provision for credit losses in the first quarter of 2004 was $388,000, compared to $495,000 in 2003. The allowance for credit losses as a percentage of gross loans outstanding was 1.21% at March 31, 2004, compared to 1.25% at March 31, 2003. At March 31, 2004 and 2003, the allowance, as a percentage of nonaccrual loans, was 205.7% and 107.1%, respectively.

Noninterest Income and Noninterest Expense

     Noninterest income in the first quarter this year increased $47,000, or 2.6%, over the same period last year. For the current quarter, $111,000 in net gains from sales of investment securities was recognized, compared to $322,000 for the same quarter last year. A gain of $122,000 was recognized in the first quarter of 2004 on the sale of SBA loans with a current guaranteed amount of $2.2 million. Deposit service charges of $1.0 million for the first quarter of 2004 reflect a 33.2% increase from $760,000 in the first quarter of 2003. Mortgage banking fees decreased $129,000, from $463,000 in the first quarter of 2003 to $334,000 in the current quarter and investment service fees in the first quarter of 2003 were $134,000, compared to $141,000 for the same period last year, a 5.2% decrease.

         Noninterest expense for the first quarter of 2004 was $5.4 million, an 18.1% increase over the $4.6 million expense in the first quarter of 2003. Salaries and employee benefits increased $251,000, based on higher insurance and retirement costs, occupancy expense increased $43,000, and equipment expense was $139,000 higher, compared to the same period a year ago. Other expense increased $333,000 in the first quarter of 2004, compared to the first quarter of 2003. Items contributing to this overall net increase were increases in staff development expenses, marketing expense, telephone expense, loan filing, credit report and appraisal fees, OREO expenses, franchise taxes, contracted services, professional fees, postage, printing and supplies.

Income Taxes

      The effective income tax rate for the first three months of 2004 was 33.7%, compared to 35.4% for the same period in 2003. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2004, compared to the prior year period, results from higher pretax income, offset in part by a lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at March 31, 2004 and 2003.

ANALYSIS OF FINANCIAL CONDITION

      The Company's total assets at March 31, 2004 and 2003 were $794.6 million and $744.9 million, respectively, representing a $49.7 million, or 6.7%, increase over the balance a year ago. Since December 31, 2003, assets have increased $13.6 million. Average earning assets for the 2004 first quarter were $742.2 million, or 4.7% higher than the $708.6 million average in the same quarter last year.

      Loans at March 31, 2003 totaled $597.2 million compared to $575.2 million one year earlier, an increase of 3.8%. Loans have increased 2.7% from $581.4 million at December 31, 2003. Average loans for the first quarter of 2003 were $590.1 million, or 3.5% higher than the $570.4 million average in this same period one year ago.

      Investment securities of $137.9 million at March 31, 2004 were 3.2% higher than the $133.7 million held one year earlier. Average investment securities were $145.0 million and $131.8 million for the first quarter of 2004 and 2003, respectively.

      Deposits totaled $640.0 million at March 31, 2004, compared to $641.9 million at December 31, 2003 and $606.9 million recorded at March 31, 2003. Noninterest bearing deposits were $73.8 million, or 11.5% of total deposits at March 31, 2004. Federal funds purchased, retail repurchase agreements, and other borrowings totaled $80.8 million at March 31, 2004 and $70.9 million at December 31, 2003. The increase in borrowings funded increased amounts of loans.

      Shareholders' equity was $68.4 million at March 31, 2004, compared to $65.8 million at December 31, 2003. The Company paid dividends of $0.12 per share during the current quarter, compared to $0.11 per share in the first quarter of 2003.

Asset Quality

      The credit loss allowance ratio at March 31, 2004 stood at 1.21% of gross loans outstanding, compared to 1.23% at December 31, 2003 and 1.25% at March 31, 2003. For the first quarter of 2004, provision charges against earnings totaled $388,000 compared to $495,000 in the first quarter one year earlier. Net credit losses for the 2004 first quarter totaled $309,000, or a 0.21% annualized loss ratio based on average loans outstanding. This compares to net credit losses of $378,000, or 0.27% annualized loss ratio for the 2003 first quarter.

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

      Other real estate owned decreased to $5.0 million at March 31, 2004, compared to $5.2 million at December 31, 2003. Approximately $1.2 million has been transferred from loans into other real estate and approximately $1.4 million of such assets have been disposed of during the first quarter of 2004. A net loss of $80,000 has been recorded on disposition of other real estate in the current year.

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

      As shown in the accompanying table, the Company and its wholly-owned banking subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of March 31, 2004.

                                    Regulatory Guidelines

                              ---------------------------------
                                   Well             Adequately                             FNB
     Ratio                      Capitalized        Capitalized          Company         Southeast
     -----                    ----------------    --------------     -------------    -------------
     Total Capital                 10.0%               8.0%              11.76%           11.38%
     Tier 1 Capital                 6.0                4.0               10.61            10.23
     Leverage Capital               5.0                4.0                8.46             8.16

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

      During the first quarter of 2004, the Company had net cash used in operating activities of $7.5 million, compared to $1.7 million of net cash provided by operating activities in the first quarter of 2003. The decline is primarily attributable to the decline of $6.8 million in interest received and a decrease in interest expense paid of $1.1 million.

      Net cash used in investing activities in the 2004 first quarter totaled $7.8 million, primarily based on the purchase of $3.2 million in investment securities and an $18.9 million funding increase in gross loans, offset by the proceeds from the sale of securities available for sale totaling $15.7 million. This compares to the first quarter of 2003 when proceeds from the sale of securities available for sale, totaling $39.0 million, combined with an increase in gross loans outstanding of $11.5 million, resulted in net cash provided by investing activities of $9.5 million.

      Financing activities in the 2004 first quarter provided $7.5 million, based primarily on a $10.0 million increase in federal funds purchased, retail repurchase agreements and other borrowings, combined with a $1.9 million decrease in deposits. During the 2003 first quarter, financing activities provided $1.2 million.

      Overall cash and cash equivalents totaled $21.6 million at March 31, 2004 compared to $29.3 million at December 31, 2003 and $17.9 million at March 31, 2003.

      Liquidity is further enhanced by an approximately $130 million line of credit with the Federal Home Loan Bank ("FHLB") collateralized by FHLB stock, investment securities and qualifying 1 to 4 family residential mortgage loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

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

      The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company's overall asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset and Liability Committee. The Asset and Liability Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.

      The Company has not experienced any substantive changes in portfolio risk during the three months ended March 31, 2004.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The accompanying table details, by month, the information related to the activity related to the share repurchase program approved by the Company's Board of Directors in November 2002 and publicly announced that same month. A total of 279,814 shares were approved for repurchase.

                                               Stock Repurchase Program - Approved November 2002
                                               -------------------------------------------------
                                     (a)                 (b)                 (c)                       (d)
                                                                                                 Maximum Number
                                Total Number of    Average Price    Cumulative Number of   of Shares that May Yet Be
Period                         Shares Purchased   Paid Per Share      Shares Purchased              Purchased
--------------------------
January 1, 2004 to
January 31, 2004.........               --               N/A               171,941                    107,873

February 1, 2004 to
February 29, 2004........            8,100            $20.39               180,041                     99,773

March 1, 2004 to
March 31, 2004...........            7,500            $20.37               187,541                     92,273
          Total..........           15,600            $20.38

Item 3      Defaults Upon Senior Securities

            Not Applicable.

Item 4      Submission of Matters to a Vote of Security Holders

            None.

Item 5      Other Information

            None.

Item 6      Exhibits and Reports on Form 8-K

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

10.06 (8)       Benefit Equivalency Plan of the Registrant effective January 1,
                1994.

10.07 (12)      Annual Management Incentive Plan of the Registrant.

10.08 (8)       Long Term Incentive Plan of the Registrant.

10.09 (11)      Long Term Incentive Plan of the Registrant for certain senior management employees.

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

      (12) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

            (b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, dated March 15, 2004, stating that on March 15, 2004 a notice had been filed with the SEC on Form 12b-25 to obtain a fifteen day extension of the deadline for filing its Annual Report on Form 10-K for the period ended December 31, 2003.

      The Company filed a Current Report on Form 8-K, dated April 22, 2004, to report the results of operations for the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FNB FINANCIAL SERVICES CORPORATION
                            (Registrant)


May 10, 2004                    /s/ MICHAEL W. SHELTON
                                ------------------------------------------------
                                Michael W. Shelton, Senior Vice President, Chief
                                Financial Officer, Secretary and Treasurer