Form 10-Q
period 2004-06-30
FNB FINANCIAL SERVICES CORP
filed 2004-08-09
CIK 742679

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                             ----------------------

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 June 30, 2004


                       Commission File Number: 0-13086


                      FNB FINANCIAL SERVICES CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


             North Carolina                            56-1382275
        ------------------------          ------------------------------------
        (State of Incorporation)          (I.R.S. Employer Identification No.)


  1501 Highwoods Boulevard, Suite 400
       Greensboro, North Carolina                       27410
----------------------------------------              ----------
(Address of Principal Executive Offices)              (Zip Code)


                                (336) 369-0900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]   No  [_]

   Indicate by check mark whether the Registrant is an accelerated filer (as
 defined in Rule 12b-2 of the Act).   Yes  [X]   No  [_]

At August 2, 2004, 5,502,511 shares of the registrant's common stock, $1.00 par value, were outstanding.

       This Form 10-Q has 23 pages. The Exhibit Index begins on page 18.

================================================================================

                      FNB FINANCIAL SERVICES CORPORATION

                                   FORM 10-Q

                                     INDEX


                                                                                 Page
                                                                                 ----
PART     I    FINANCIAL INFORMATION

Item     1    Financial Statements

              Consolidated Balance Sheets                                           3
              June 30, 2004 and December 31, 2003

              Consolidated Statements of Income and Comprehensive Income            4
              Three Months and Six Months Ended June 30, 2004 and 2003


              Consolidated Statements of Cash Flows                                 5
              Six months ended June 30, 2004 and 2003

              Notes to Consolidated Financial Statements                            6

Item     2    Management's Discussion and Analysis of Financial Condition          10
              and Results of Operations

Item     3    Quantitative and Qualitative Disclosures About Market Risk           16

Item     4    Controls and Procedures                                              16


PART     II   OTHER INFORMATION

Item     1    Legal Proceedings                                                    17

Item     2    Changes in Securities, Use of Proceeds and Issuer Purchases of       17
              Equity Securities

Item     3    Defaults Upon Senior Securities                                      17

Item     4    Submission of Matters to a Vote of Security Holders                  17

Item     5    Other Information                                                    18

Item     6    Exhibits and Reports on Form 8 - K                                   18


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

FNB Financial Services Corporation And Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

                                                                    June 30,        December 31,
                                                                     2004              2003 *
                                                                  (Unaudited)
                                                                  -----------       ----------
ASSETS

Cash and due from banks                                           $  22,491         $  29,319
Investment securities:
     Securities available for sale                                  127,599           139,799
     Federal Home Loan Bank and Federal Reserve Bank Stock            3,732             3,882
Loans, net of allowance for credit losses of $7,183 at
      June 30, 2004 and $7,124 at December 31, 2003                 593,343           574,260
Premises and equipment, net                                          13,743            13,031
Accrued income and other assets                                      25,475            20,635
                                                                  ---------         ---------
        Total assets                                              $ 786,383         $ 780,926
                                                                  =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                          $  77,621         $  69,982
     Interest bearing                                               561,015           571,925
                                                                  ---------         ---------
        Total deposits                                              638,636           641,907

Federal funds purchased and retail repurchase agreements             20,301            15,363
Other borrowings                                                     57,500            55,500
Accrued expenses and other liabilities                                3,116             2,406
                                                                  ---------         ---------
        Total liabilities                                           719,553           715,176
                                                                  ---------         ---------
Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
        none issued                                                  --                --
Common stock, $1.00 par value; authorized 40,000,000 shares;
        outstanding 5,496,791 at June 30, 2004 and
        5,478,664 at December 31, 2003                                5,497             5,479
Paid-in capital                                                      21,703            22,025
Retained earnings                                                    41,763            38,395
Accumulated other comprehensive loss                                 (2,133)             (149)
                                                                  ---------         ---------
        Total shareholders' equity                                   66,830            65,750
                                                                  ---------         ---------
        Total liabilities and shareholders' equity                $ 786,383         $ 780,926
                                                                  =========         =========


See notes to unaudited consolidated financial statements.
                         *Derived fromaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                        June 30,
                                                             ---------------------------       --------------------------
                                                                  2004          2003                2004        2003
                                                             ------------   ------------       ------------  ------------
Interest income
  Loans                                                       $     9,311    $     9,020        $    18,498   $   18,099
  Federal funds sold and overnight deposits                            29             28                 46           41
  Investment securities
        Taxable                                                       711          1,017              1,568        2,280
        Tax exempt                                                    342            272                671          419
        Other                                                          48             45                 96           95
                                                              -----------    -----------        -----------    ---------
        Total interest income                                      10,441         10,382             20,879       20,934
                                                              -----------    -----------        -----------    ---------
Interest expense
  Deposits                                                          2,967          3,979              6,135        8,096
  Federal funds purchased and other borrowings                        429            403                851          818
                                                              -----------    -----------        -----------    ---------
        Total interest expense                                      3,396          4,382              6,986        8,914
                                                              -----------    -----------        -----------    ---------
Net interest income                                                 7,045          6,000             13,893       12,020
Provision for credit losses                                           272            282                660          777
                                                              -----------    -----------        -----------    ---------
Net interest income after provision for credit losses               6,773          5,718             13,233       11,243

Other income
  Service charges on deposit accounts                                 960            871              1,972        1,631
  Net gain on sale of securities                                       --            240                111          562
  Income from investment services                                     180            102                313          243
  Mortgage banking fees                                               553            482                887          946
  Other income                                                        912             72              1,163          180
                                                              -----------    -----------        -----------    ---------
        Total noninterest income                                    2,605          1,767              4,446        3,562

Other expenses
  Salaries and employee benefits                                    2,984          2,580              5,782        5,127
  Occupancy expense                                                   311            275                636          557
  Furniture and equipment expense                                     701            578              1,370        1,109
  Insurance expense, including FDIC assessment                         48             48                 97           96
  Marketing expense                                                   215             85                367          182
  Printing  and supply expense                                        134             92                265          210
  Other expenses                                                    1,198          1,100              2,519        2,089
                                                              -----------    -----------        -----------    ---------
        Total noninterest  expense                                  5,591          4,758             11,036        9,370

Income before income taxes                                          3,787          2,727              6,643        5,435
Income tax expense                                                  1,274            953              2,235        1,911
                                                              -----------    -----------        -----------    ---------
Net income                                                          2,513          1,774              4,408        3,524
Other comprehensive income (loss)                                  (3,070)           485             (1,984)         142
                                                              -----------    -----------        -----------    ---------
Comprehensive income (loss)                                   $      (557)   $     2,259        $     2,424   $    3,666
                                                              ===========    ===========        ===========   ==========
Per share data
    Net income, basic                                         $      0.45    $      0.32        $      0.80   $     0.63
    Net income, diluted                                       $      0.44    $      0.31        $      0.77   $     0.61
    Cash dividends                                            $      0.12    $      0.11        $      0.24   $     0.22
Weighted average shares outstanding, basic                      5,494,506      5,584,634          5,490,127    5,569,715
Weighted average shares outstanding, diluted                    5,723,017      5,762,753          5,741,993    5,726,835

      See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                         -----------------------
                                                                            2004         2003
                                                                         --------     ----------
Cash flows from operating activities:
 Net income                                                              $  4,408      $   3,524
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, accretion, and amortization                             1,215          1,081
      Provision for credit losses                                             660            777
      Gain on sale of securities available for sale                          (111)          (562)
      Gain on disposal of premises and equipment                             (108)             -
      Net change in loans held for sale                                    (1,982)           702
      Changes in assets and liabilities:
         Increase in other assets                                          (1,599)        (1,567)
         Increase (decrease) in other liabilities                             986         (1,488)
                                                                         --------      ---------
         Net cash provided by operating activities                          3,467         2,467
                                                                         --------      ---------
Cash flows from investing activities:
 Proceeds from sales, maturities, or calls of securities
    available for sale                                                     18,362         78,082
 Purchase of securities available for sale                                 (9,564)       (89,972)
 Purchase of premises and equipment                                        (1,688)        (2,274)
 Proceeds from disposal of premises and equipment                             229             -
 Increase in other real estate owned                                          (40)          (721)
 Net increase in loans                                                    (19,642)        (4,543)
                                                                         --------     ----------
         Net cash used in investing activities                            (12,343)       (19,428)
                                                                         --------     ----------
Cash flows from financing activities:
 Net increase (decrease) in deposits                                       (3,271)        56,402
 Net increase (decrease) in other borrowings                                2,000        (20,000)
 Net increase (decrease) in federal funds purchased and
    repurchase agreements                                                   4,939         (1,542)
 Repurchase of common stock                                                (1,135)        (1,636)
 Proceeds from issuance of common stock                                       831            366
 Cash dividends paid                                                       (1,316)        (1,238)
                                                                         --------     ----------
         Net cash provided by financing activities                          2,048         32,352
                                                                         --------     ----------
Net increase (decrease) in cash and cash equivalents                       (6,828)        15,391
Cash and cash equivalents, January 1                                       29,319         24,524
                                                                         --------     ----------
Cash and cash equivalents, June 30                                       $ 22,491     $   39,915
                                                                         ========     ==========

      See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10- 01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation's 2003 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements.

2. Per share data

      Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                          -----------------------    ------------------------
                                             2004          2003         2004          2003
                                          ---------     ---------    ---------     ---------
Weighted average number of shares
    used in basic EPS                     5,494,506     5,584,634    5,490,127     5,569,715
Effect of dilutive stock options            228,511       178,119      251,866       157,120
                                          ---------     ---------    ---------     ---------
Weighted average number of common
    shares and dilutive potential common
    shares used in dilutive EPS           5,723,017     5,762,753    5,741,993     5,726,835
                                          =========     =========    =========     =========


      For the three months ended June 30, 2004, there were 272,375 potentially dilutive share options not included in the weighted average calculation since the option exercise prices are greater than the fair market value of the common shares. For the six months ended June 30, 2004, there were 269,875 potentially dilutive share options not included in the weighted average calculation.

3. Stock compensation plans

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

                                                For the three months ended  For the six months ended
                                                --------------------------  ------------------------
                                                        June 30,                       June 30,
                                                 -------------------             -------------------
(Dollars in thousands, except per share data)      2004       2003                 2004       2003
---------------------------------------------    -------    --------             --------   --------
Net income, as reported                          $ 2,513     $ 1,774              $ 4,408    $ 3,524
Less: Stock based compensation as
calculated per fair value method, net
of tax effect                                       --         --                    (361)      (173)
                                                 -------     -------              -------    -------
Proforma net income                              $ 2,513     $ 1,774              $ 4,049    $ 3,351
                                                 =======     =======              =======    =======
Earnings per share:
Basic - as reported                              $   .45     $   .32              $   .80    $   .63
Basic - proforma                                 $   .45     $   .32              $   .74    $   .60
Diluted - as reported                            $   .44     $   .31              $   .77    $   .61
Diluted - proforma                               $   .44     $   .31              $   .70    $   .58

4. Investment securities

                                              June 30, 2004          December 31, 2003
                                          ---------------------     -------------------
      (Dollars in thousands)              Amortized      Fair       Amortized     Fair
                                            Cost        Value         Cost       Value
                                          ---------   ----------    ---------   ---------
Available for sale:
     U.S. Agency securities               $  79,844   $  77,790     $  88,534   $  88,051
     Mortgage backed securities              15,574      15,267        18,237      18,230
     State and municipal obligations         34,474      33,352        32,617      32,850
     Other                                    1,203       1,190           656         668
                                          ---------   ---------     ---------   ---------
       Total available for sale             131,095     127,599       140,044     139,799
Federal Reserve Bank and Federal
     Home Loan Bank stock                     3,732       3,732         3,882       3,882
                                          ---------   ---------     ---------   ---------
        Total investment securities       $ 134,827   $ 131,331     $ 143,926   $ 143,681


5. Loans

Loan Category:


       (Dollars in thousands)              June 30,         December 31,
                                             2004               2003
                                         ----------        -------------
Real estate - commercial                 $ 147,036         $ 159,953
Real estate - residential                  102,316            95,939
Real estate - construction                 138,736           117,786
Commercial, financial and agricultural      89,600            90,224
Consumer                                   127,408           118,557
                                         ---------         ---------
       Subtotal loans                      605,096           582,459

   Loans held for sale                       4,570             1,075
                                         ---------         ---------
       Gross loans                       $ 600,526         $ 581,384
                                         =========         =========

Allowance for credit losses:

                                             June 30, 2004            December 31, 2003
                                       -------------------------    ----------------------
                                                     % of Loans                % of Loans
(Dollars in thousands)                               in Each                   in Each
                                                     Category to               Category to
                                       Allowance     Total Loans    Allowance  Total Loans
                                      ----------     -----------    ---------  ------------
Balance at end of period
applicable to:

     Real estate - construction               1            23       $     5            20
     Real estate - mortgage                  40            41            49            44
     Commercial                           5,406            15         5,116            16
     Consumer                             1,736            21         1,954            20
                                        -------           ---       -------           ---

          Total                         $ 7,183           100%      $ 7,124           100%
                                        =======           ===       =======           ===

Rollforward - allowance for credit losses:


                                                    Six Months Ended
                                                          June 30,
                                                 -----------------------
(Dollars in thousands)                             2004           2003
                                                -------         -------
Balance, beginning of period                    $ 7,124         $ 7,059

Charge-offs                                         634             906
Recoveries                                          (33)           (162)
                                                -------         -------
Net charge-offs                                     601             744
                                                -------         -------
Provision for credit losses                         660             777
                                                -------         -------
Balance, end of period                          $ 7,183         $ 7,092
                                                =======         =======
Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                        0.20%           0.26%
                                                   ====            ====
Ratio of allowance for credit losses to
          month end loans                          1.20%           1.25%
                                                   ====            ====

Nonperforming assets:

                                                          June 30,        December 31,
(Dollars in thousands)                                      2004             2003
                                                         ---------       -------------
Nonaccrual  (1)                                        $ 2,661             $ 5,174
Past due 90 days or more and still accruing interest        58                  53
Other real estate                                        5,231               5,191
Renegotiated troubled debt                                --                  --


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

6. Employee benefit plans

      The accompanying table details the components of pension expense recognized in the Company's Consolidated Statements of Income and Comprehensive Income:

                                     For the three months         For the six months
                                    ---------------------        -------------------
                                       ended June 30,                ended June 30,
                                      ---------------               ---------------
(Dollars in thousands)                2004        2003            2004            2003
----------------------               ------     ------           ------          ------
Service cost                         $  127     $   93           $  254          $  186
Interest cost                            90         75              180             150
Expected return on plan assets         (121)      (200)            (242)           (400)
Amortization of prior service cost        5        132               10             264
                                     ------     ------           ------          ------
Net periodic pension cost            $  101     $  100           $  202          $  200
                                     ======     ======           ======          ======

      For the 2004 Plan Year, no tax-deductible contributions are required or allowed.

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

Executive Summary

      FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of June 30, 2004, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries; FNB Southeast Investment Services, Inc., which operated three offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company relocated its headquarters from Reidsville, North Carolina to Greensboro, North Carolina in April 2004.

      Effective April 16, 2004, The Bank of Tazewell purchased loans and assumed the deposits of the Bank's Richlands, Virginia branch. The Bank transferred $15.0 million in deposit accounts and $7.3 million in loan accounts in the transaction. The Company recognized $700,000 in net gain on the sale. Also during April, an approximate $125,000 gain was realized from the sale of the fixed assets associated with the Bank's Richlands, Virginia branch.

      Assets at June 30, 2004 were $786.4 million, an increase of $5.5 million since December 31, 2003. An increase in net loans of $19.1 million, combined with a $12.2 million decrease in investment securities available for sale, were the principal factors impacting this overall increase during the first six months of 2004. Over the past six months, noninterest bearing deposits increased $7.6 million, while interest bearing deposits declined $10.9 million.

      Net income of $2.5 million for the quarter ended June 30, 2004 was $739,000, or 41.7%, higher than the amount earned in the second quarter last year. Diluted earnings per share for the current quarter was $0.44 per share, compared to $0.31 per share last year. For the first six months of 2004, earnings of $4.4 million were $884,000, or 25.1%, higher than the same period a year ago. Diluted earnings per share for the six months ended June 30, 2004 and 2003 were $0.77 and $0.61, respectively. Excluding a one-time after-tax gain of $548,000 from the sale of a banking operation discussed earlier, quarterly and year-to-date earnings increased 10.8% and 9.5%, respectively.

Financial Condition

      Since December 31, 2003, the Company's assets have increased $5.5 million, rising from $780.9 million at yearend 2003 to $786.4 million at June 30, 2004. An increase in net loans of $19.1 million, offset by a $12.4 million decrease in investment securities, were the principal factors impacting this overall net increase.

      Loans at June 30, 2004 totaled $600.5 million, compared to $581.4 million at yearend 2003, an increase of 3.3%. Investment securities of $131.3 million at June 30, 2004 were 8.6% lower than the $143.7 million balance at December 31, 2003.

      Deposits totaled $638.6 million at June 30, 2004, compared to $641.9 million at December 31, 2003. At the end of the second quarter 2004, noninterest bearing deposits were $77.6 million, or 12.2% of total deposits. At June 30, 2004, borrowings at the Federal Home Loan Bank of Atlanta (FHLB) totaled $57.5 million, an increase of 3.6% compared to $55.5 million at December 31, 2003. Federal funds purchased and retail repurchase agreements totaled $20.3 million at June 30, 2004, an increase of $4.9 million from December 31, 2003.

      Our capital position remains strong, with all of our regulatory capital ratios at levels that make the Company "well capitalized" under bank regulatory capital guidelines. Shareholders' equity increased to $66.8 million at the end of the second quarter 2004, compared to $65.8 million at December 31, 2003. The Company paid dividends of $0.12 per share during the quarter ended June 30, 2004, a 9.1% increase over the $0.11 per share dividend rate for the second quarter of 2003. Year to date dividends per share for 2004 were $0.24, compared to $0.22 in 2003. The Company's Board of Directors approved a stock repurchase program of the outstanding common stock during the fourth quarter of 2002, authorizing the repurchase of up to 279,814 shares. This program, continuing in 2004, is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. A total of 229,891 shares have been purchased through June 30, 2004 at an average price of $16.087. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

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

      The credit loss allowance ratio was 1.20% at June 30, 2004, 1.23% at December 31, 2003, and 1.25% at June 30, 2003. For the second quarter of 2004, provision charges against earnings totaled $272,000, compared to $282,000 in the second quarter of 2003. Net charge-offs for the second quarter of 2004 totaled $292,000, or a 0.20% annualized loss ratio based on average loans outstanding. This is a decrease from the net charge-offs for the second quarter of 2003 totaling $366,000, or 0.26% annualized loss ratio. Annualized net charge-offs for the first six months of 2004 and 2003 were 0.20% and 0.26%, respectively, based on average loans outstanding.

      Nonaccrual loans totaled $2.7 million at June 30, 2004, compared to $5.2 million at yearend 2003 and $9.0 million at June 30, 2003. Other real estate owned was $5.2 million at June 30, 2004 and December 31, 2003, and $1.8 million at June 30, 2004. Approximately $1.8 million has been transferred from loans into other real estate and approximately $1.7 million of such assets were disposed of during the first six months of 2004. A net loss of $118,000 has been recorded on disposition of other real estate in the current year.

      Total nonperforming assets (comprised of nonaccrual loans and other real estate owned) decreased to $8.0 million, or 1.01% of total assets at June 30, 2004, from $10.4 million, or 1.33% of total assets at December 31, 2003 and $10.8 million, or 1.39% of total assets a year ago. These changes indicate a trend of improving asset quality.


Results of Operations for the Three Months Ended June 30, 2004 and 2003

Interest Income and Interest Expense

      Total interest income was $10.4 million for the second quarter of 2004 and 2003. Average earning assets for the current quarter were $739.6 million, an increase of 3.1% over the second quarter average of $717.5 million a year ago. Interest income from loans was $9.3 million, up 3.2% from $9.0 million in the second quarter of 2003. The increase in interest income was driven primarily by an increase in average loans outstanding. Average loans of $598.3 million were 4.3% higher than the $573.5 million last year. Interest income on investments totaled $1.1 million for the three months ended June 30, 2004, compared to $1.3 million for the second quarter of 2003. The average balance of the investment portfolio was $133.9 million for the quarter ended June 30, 2004, a 0.1% decline from the average balance of $134.0 million for the prior year second quarter.

      Second quarter total interest expense was $3.4 million, compared to $4.4 million from the second quarter of last year, a 22.5% decrease. Average interest bearing liabilities for the second quarter 2004 increased 3.1%, to $636.6 million from $617.3 million for the second quarter of 2003. Interest expense on deposits for the second quarter decreased 25.4%, to $3.0 million for 2004 from $4.0 million in 2003. Average interest bearing deposits increased 0.3%, to $556.9 million, from $555.1 for the second quarter of 2003. Interest expense on federal funds purchased and other borrowings was $429,000 for the quarter ended June 30, 2004, up 6.4%, from $404,000 in the second quarter of 2003. The increase was attributable primarily to an increase in the average balance of federal funds purchased and other borrowings from $62.2 million in 2003 to $79.7 million in 2004. The Company utilized these borrowings as funding sources to support balance sheet growth.

Comparable net interest margins are as follows:

                      Three months ended June 30,
                         2004           2003
                         ----           ----
Asset Yield              5.76%          5.88%
Liability Rate           2.14%          2.85%
                         ----           ----
Interest Rate Spread     3.62%          3.03%
                         ====           ====

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

      The provision for credit losses in the second quarter of 2004 was $272,000 compared to $282,000 in 2003. The allowance for credit losses as a percentage of gross loans outstanding was 1.20% at June 30, 2004, 1.23% at December 31, 2003, and 1.25% at June 30, 2003. Annualized net credit losses, as a percent of average loans, was 0.20% and 0.26% for the quarters ended June 30, 2004 and 2003, respectively.

Noninterest Income and Expense

      Noninterest income in the second quarter of this year increased 47.4% to $2.6 million from $1.8 million in the same period last year. Excluding a one-time net gain of $825,000 from the sale of the Company's banking operation in Richlands, Virginia, second quarter noninterest income was $1.8 million for 2004 and 2003. Deposit service charges of $960,000 for the second quarter of 2004 increased 10.2% from $871,000 in the second quarter of 2003. Growth in deposits and enhancements to the deposit service charge pricing structure were the principal factors contributing to this increase. There were no sales of securities during the second quarter of 2004; however, there were $240,000 in gains on the sale of securities available for sale during the same period in 2003. Noninterest income in the second quarter of 2003 included $553,000 in mortgage banking fees and $180,000 in investment service fees compared to revenues of $482,000 and $102,000, respectively, for the previous year. The increase in mortgage banking fees for 2004 was attributable to the continuing growth of the mortgage banking subsidiary.

      Noninterest expense for the second quarter of 2004 was $5.6 million, a 17.5% increase over the $4.8 million expense in the second quarter of 2003. Salaries and employee benefits increased $404,000 because of increased staffing associated with the expansion of the mortgage banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Furniture and equipment expense rose $123,000, compared to second quarter 2003. Other expense for the second quarters of 2004 and 2003 totaled $1.2 million and $1.1 million, respectively. Expense areas such as occupancy, printing and supplies, and marketing were impacted by the corporate headquarters relocation.

Provision for Income Taxes

      The Company's provision for income taxes totaled $1.3 million for the second quarter of 2004, an increase of $321,000, or 33.7%, compared to 2003. The Company's effective tax rates for the three month periods ended June 30, 2004 and 2003 were 33.7% and 35.0%, respectively. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2004, compared to the prior year, results from higher pretax income, offset in part by lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at June 30, 2004 and 2003.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Interest Income and Interest Expense

      Total interest income was $20.9 million for the first six months of 2004 and 2003. Average earning assets for the six months ended June 30, 2004 were $740.9 million, an increase of 3.9% over the average of $713.1 million a year ago. Interest income from loans was $18.5 million, up 2.2% from $18.1 million in 2003. The increase in interest income was driven primarily by a continuing increase in average loans outstanding. Average loans of $594.2 million were 3.9% higher than the $571.9 million last year. Investment income for the six-month period totaled $2.3 million in 2004 and $2.8 million in 2003. The $6.5 million, or 4.9%, increase in the average balance of the investment portfolio was offset by a decline in the yield from 4.60% in 2003 to 3.84% in 2004.

      Total interest expense for the first six months of 2004 was $7.0 million, a 21.6% decrease from the $8.9 million expense for the first six months of 2003. Overall cost of funds for the six months ended June 30, 2004 and 2003 was 1.96% and 2.66%, respectively. Interest expense on deposits for the six-month period decreased 24.2%, to $6.1 million for 2004 from $8.1 million in 2003. The average rate for the six months on interest bearing deposits decreased to 2.20% in 2004; from 2.97% one year earlier while average interest bearing deposits increased 2.3%, to $561.9 million, from $549.4 for the first six months of 2003. Interest expense on federal funds purchased and other borrowings was $851,000 for the six months ended June 30, 2004, up 4.0%, from $819,000 in 2003. The increase was attributable primarily to an increase in the average balance of federal funds purchased and other borrowings from $63.8 million in 2003 to $78.1 million in 2004. This increase was partially offset by a decline in the average rate paid on purchased funds from 2.66% for the first six months of 2003 to 1.96% for the same period in 2004. The
Company utilized these borrowings as funding sources to support balance sheet growth.

Comparable net interest margins are as follows:

                      Six months ended June 30,
                         2004          2003
                        -----         -----
Asset Yield             5.75%         5.98%
Liability Rate          2.19%         2.93%
                        ----          ----
Interest Rate Spread    3.56%         3.05%
                        ====          ====

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

      The provision for credit losses for the first six months of 2004 was $660,000 compared to $777,000 in 2003. The allowance for credit losses as a percentage of gross loans outstanding was 1.20% at June 30, 2004, 1.23% at December 31, 2003, and 1.25% at June 30, 2003. Year to date annualized net credit losses declined to 0.20% of average loans in 2004, compared to 0.26% for the same period in 2003.

Noninterest Income and Expense

      Noninterest income for the first six months of this year increased 24.8% to $4.4 million from $3.6 million in the same period last year. Excluding a one-time net gain of $825,000 from the sale of the Company's banking operation in Richlands, Virginia, year-to-date noninterest income was $3.6 million in 2004 and 2003. For the six months, $111,000 of net gains from sales of investment securities were recognized, a decrease from $562,000 of net gains in the same period last year. Deposit service charges of $2.0 million for the first half of 2004 increased 20.9% from the $1.6 million in 2003. Growth in deposits and enhancements to the deposit service charge pricing structure were the principal factors contributing to this increase. Mortgage banking fees declined to $887,000 for the first six months of 2004, compared to $946,000 for the same period a year ago as refinancing activity began to slow down. Investment service fees increased 28.8% for the first six months of 2004, rising from $243,000 in the first half of 2003 to $313,000 in 2004.

      Noninterest expense for the first half of 2004 was $11.0 million, a 17.8% increase over the $9.4 million expense in 2003. Salaries and employee benefits increased $655,000 because of increased staffing associated with the expansion of the mortgage banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Furniture and equipment expense rose $262,000, compared to same period in 2003. Other
expense for the first half of 2004 and 2003 totaled  $2.5   million and  $2.1
million, respectively. Expense areas such as occupancy, printing and supplies, and marketing were impacted by the corporate headquarters relocation.

Provision for Income Taxes

      The Company's provision for income taxes totaled $2.2 million for the first six months of 2004, compared to $1.9 million for the first half of 2003. The Company's effective tax rates for the six month periods ended June 30, 2004 and 2003 were 33.7% and 35.2%, respectively. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2004, compared to the prior year, results from higher pretax income, offset in part by lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at June 30, 2004, and 2003.

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

      As shown in the accompanying table, the Company and its wholly-owned banking subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of June 30, 2004.

                      Regulatory Guidelines
                  -----------------------------
                      Well         Adequately                   FNB
Ratio             Capitalized      Capitalized    Company    Southeast
-----             -----------      -----------    -------    ----------
Total Capital       10.0%            8.0%        12.0%       11.7%
Tier 1 Capital       6.0             4.0         10.9        10.6
Leverage Capital     5.0             4.0          8.6         8.4


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

      During the first six months of 2004 the Company had net cash provided by operating activities of $3.5 million. This was an increase of $1.0 million from the $2.5 million of net cash provided by operating activities in the first half of 2003. The increase is primarily attributable to the rise of $884,000 in net income.

      Net cash used in investing activities in the first six months of 2004 totaled $12.3 million. Purchases of investment securities in the current year totaled $9.6 million and proceeds from sales, calls, or maturities of securities were $18.4 million. This compares to the first half of 2003 when proceeds from sales, calls, or maturities of securities totaled $78.1 million, leading to net cash used in investment activities of $19.4 million. An increase in loans outstanding used $19.6 million in cash during 2004, compared to an increase in outstanding loans in 2003 that used $4.5 million of cash during the same period in 2003. Capital expenditures used $1.7 million in 2004, compared to $2.3 million in 2003.

      During the 2004 first half, financing activities provided $2.0 million. An outflow of $3.3 million in deposits was offset by an increase of $6.9 million in borrowings. Financing activities in the 2003 first half provided $32.4 million, based primarily on $56.4 million rise in deposits. These cash inflows were partially offset by a repayment of other borrowings of $21.5 million during the first six months.

      Overall cash and cash equivalents totaled $22.5 million at June 30, 2004 compared to $29.3 million at December 31, 2003 and $39.9 million at June 30, 2003.

      Liquidity is further enhanced by a line of credit with the FHLB collateralized by FHLB stock, investment securities and qualifying 1-4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

      The Company also has unsecured overnight borrowing lines available through four financial institutions. These lines are used to manage the day to day, short-term liquidity needs of the Company. Each Federal funds line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company has also established a $15 million wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

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

      The Company has not experienced any substantive changes in portfolio risk during the six months ended June 30, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

      The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

                       Stock Repurchase Program - Approved November 2002
                       ------------------------------------------------------
                               (a)            (b)                 (c)                         (d)
                        Total Number of                                                  Maximum Number
                            Shares        Average Price    Cumulative Number of    of Shares that May Yet Be
Period                    Purchased       Paid Per Share   Shares of Purchased            Purchased
--------------          --------------    -------------    -------------------    --------------------------
April 1, 2004 to
April 30, 2004.......       5,400          $ 19.71            192,941                 86,873

May 1, 2004 to May 31,
2004.................      23,700          $ 19.51            216,641                 63,173

June 1, 2004 to
June 30, 2004........      13,250          $ 18.56            229,891                 49,923
  Total..............      42,350          $ 19.24

Item 3.     Defaults Upon Senior Securities

            Not Applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            On May 20, 2004, at the Annual Meeting of the Company's shareholders, the following proposal was voted on by shareholders:

            Proposal
            To elect two members of the Board of Directors as follows:

            Two Directors to serve for a term of one year ending in 2005. Votes for each nominee were as follows:

            Nominee                For               Withheld
            -------                ---               --------
            O. Eddie Green    4,231,904               12,671
            E. Reid Teague    4,232,904               11,671


            The following directors remain in office:  Gary G. Blosser, Joseph
            H. Kinnarney, Kenan C. Wright, Ernest J. Sewell, Charles A. Britt, and Barry Z. Dodson.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

       (a) Exhibits

           Exhibit No.      Description
           ---------        -----------

           3.01 (1)         Amended and Restated Articles of Incorporation.
           3.02 (1)         Bylaws of Company, as amended.
           4.01 (1)         Specimen Common Stock Certificate.
           10.01 (3)        Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the
                            Registrant, with forms of stock option and stock bonus agreements attached.
           10.02 (4)        Omnibus Equity Compensation Plan of the Registrant.
           10.03 (5)        Severance Policy for Senior Officers of the Registrant (employed for five years or more).
           10.04 (6)        Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
           10.05 (4)        Severance Policy for Senior Officers of the Registrant (employed for less than five years).
           10.06 (8)        Benefit Equivalency Plan of the Registrant effective January 1, 1994.
           10.07 (11)           Annual Management Incentive Plan of the Registrant.
           10.08 (8)        Long Term Incentive Plan of the Registrant.
           10.09 (10)       Long Term Incentive Plan of the Registrant for certain senior management employees.
           10.10 (8)        Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest
                            J. Sewell, President and Chief Executive Officer of the Registrant.
           10.11 (9)        Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
           10.12 (9)        Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
           10.13 (9)        Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
           10.14 (2)        Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
           10.15 (9)        Split-Dollar Agreement dated March 20, 1998, between the Registrant and Ernest J. Sewell.
           31.01            Certification of Ernest J. Sewell.
           31.02            Certification of Michael W. Shelton.
           32.01            Certification of Periodic Financial Report Pursuant to 18 U.S.C Section 1350.

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

          (4) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.
          (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission.
          (6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.
          (7) Incorporated herein by reference to the Registrant's Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.
          (8) Incorporated herein by reference to the Registrant's Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.
          (9) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.
          (10) Incorporated herin by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.
          (11) Incorporated herin by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated April 22, 2004, to report the results of operations for the first quarter of 2004.

          The Company filed a Current Report on Form 8-K, dated May 24, 2004, stating that on May 20, 2004 at its Annual Meeting of Shareholders, the Board of Directors appointed Pressley A. Ridgill as President and Chief Operating Officer of the Bank and appointed Ridgill to the Bank's Board of Directors.

          The Company filed a Current Report on Form 8-K, dated July 7, 2004, stating that the Audit Committee of its Board of Directors had dismissed PricewaterhouseCoopers LLP as its independent accountants and appointed Dixon Hughes PLLC as its independent accountants.

          The Company filed a Current Report on Form 8-K, dated July 21, 2004, to report the results of operations for the second quarter of 2004.

          The Company filed a Current Report on Form 8-K/A, dated July 23, 2004, to amend the Form 8-K filed on July 7, 2004 to include as
          Exhibit 99.1 the letter from PricewaterhouseCoopers LLP confirming that PwC had been terminated as the auditor of FNB Financial Services Corporation's Employee's Savings Plus and Profit Sharing Plan.

          The Company filed a Current Report on Form 8-K, dated July 23, 2004, which contained a copy of the Company's news release describing the continuation of the Company's share repurchase program.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FNB FINANCIAL SERVICES CORPORATION
                        (Registrant)



August 9, 2004                      /s/ Michael W. Shelton
                                    ----------------------
                                    Michael W. Shelton
                                   (Senior Vice President,
                                    Chief Financial Officer,
                                    Secretary, and Treasurer)