Form 10-Q
period 2004-09-30
FNB FINANCIAL SERVICES CORP
filed 2004-11-09
CIK 742679

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   ----------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                         For the quarterly period ended:
                               September 30, 2004

                         Commission File Number: 0-13086

                       FNB FINANCIAL SERVICES CORPORATION
             (Exact name of Registrant as specified in its Charter)

             North Carolina                              56-1382275
        (State of Incorporation)            (I.R.S. Employer Identification No.)

   1501 Highwoods Boulevard, Suite 400
       Greensboro, North Carolina                           27410
(Address of principal executive offices)                 (Zip Code)

                                 (336) 369-0900
              (Registrant's telephone number, including area code)

                                   ----------

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

      At October 31, 2004, 5,502,735 shares of the registrant's common stock, $1.00 par value, were outstanding.

        This Form 10-Q has 36 pages. The Exhibit Index begins on page 18.

================================================================================

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets
         September 30, 2004 and December 31, 2003                             3

         Consolidated Statements of Income and Comprehensive Income Three
         Months and Nine Months Ended September 30, 2004 and 2003             4

         Consolidated Statements of Changes in Shareholders' Equity for the
         Nine Months Ended September 30, 2004 and 2003                        5

         Consolidated Statements of Cash Flows for the
         Nine months ended September 30, 2004 and 2003                        6

         Notes to Consolidated Financial Statements                           7

         Management's Discussion and Analysis of Financial Condition and
Item 2   Results of Operations                                               10

Item 3   Quantitative and Qualitative Disclosures About Market Risk          17

Item 4   Controls and Procedures                                             17

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                   17

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3   Defaults Upon Senior Securities                                     18

Item 4   Submission of Matters to a Vote of Security Holders                 18

Item 5   Other Information                                                   18

Item 6   Exhibits                                                            18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

                                                               September 30,
                                                                    2004       December 31,
                                                                (Unaudited)       2003 *
                                                               -------------   ------------
ASSETS

Cash and due from banks                                         $   22,304      $   29,319
Investment securities:
   Securities available for sale                                   147,119         139,799
   Federal Home Loan Bank and Federal Reserve Bank Stock             2,660           3,882
Loans, net of allowance for credit losses of $7,341 at
   September 30, 2004 and $7,124 at December 31, 2003              633,716         574,260
Premises and equipment, net                                         14,093          13,031
Accrued income and other assets                                     24,754          20,635
                                                                ----------      ----------
        Total assets                                            $  844,646      $  780,926
                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing                                          $   75,614      $   69,982
   Interest bearing                                                648,281         571,925
                                                                ----------      ----------
        Total deposits                                             723,895         641,907

Federal funds purchased and retail repurchase agreements            12,798          15,363
Other borrowings                                                    35,000          55,500
Accrued expenses and other liabilities                               3,680           2,406
                                                                ----------      ----------
        Total liabilities                                          775,373         715,176
                                                                ----------      ----------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
        none issued                                                     --              --
Common stock, $1.00 par value; authorized 40,000,000 shares;
        outstanding 5,475,626 at September 30, 2004 and
        5,478,664 at December 31, 2003                               5,476           5,479
Paid-in capital                                                     20,936          22,025
Retained earnings                                                   43,019          38,395
Accumulated other comprehensive loss                                  (158)           (149)
                                                                ----------      ----------
        Total shareholders' equity                                  69,273          65,750
                                                                ----------      ----------
        Total liabilities and shareholders' equity              $  844,646      $  780,926
                                                                ==========      ==========

            See notes to unaudited consolidated financial statements.

            * Derived from audited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ---------------------------     ---------------------------
                                                             2004            2003            2004            2003
                                                         -----------     -----------     -----------     -----------
Interest income
   Loans                                                 $    10,030     $     9,054     $    28,528     $    27,153
   Federal funds sold and overnight deposits                      92              27             138              68
   Investment securities
         Taxable                                                 763             879           2,331           3,148
         Tax exempt                                              347             329           1,019             759
         Other                                                    43              34             139             129
                                                         -----------     -----------     -----------     -----------
         Total interest income                                11,275          10,323          32,155          31,257
                                                         -----------     -----------     -----------     -----------
Interest expense
   Deposits                                                    3,545           3,770           9,679          11,866
   Federal funds purchased and other borrowings                  345             348           1,197           1,166
                                                         -----------     -----------     -----------     -----------
         Total interest expense                                3,890           4,118          10,876          13,032
                                                         -----------     -----------     -----------     -----------
Net interest income                                            7,385           6,205          21,279          18,225
Provision for credit losses                                      285             303             945           1,080
                                                         -----------     -----------     -----------     -----------
Net interest income after provision for credit losses          7,100           5,902          20,334          17,145

Other income
   Service charges on deposit accounts                           906             959           2,877           2,590
   Net gain (loss) on sale of securities                          (3)             --             108             562
   Income from investment services                               133             179             446             422
   Mortgage banking fees                                         549             719           1,436           1,664
   Other income                                                  110             154           1,273             334
                                                         -----------     -----------     -----------     -----------
         Total noninterest income                              1,695           2,011           6,140           5,572

Other expenses
   Salaries and employee benefits                              3,124           2,625           8,906           7,751
   Occupancy expense                                             384             298           1,020             856
   Furniture and equipment expense                               716             638           2,086           1,746
   Insurance expense, including FDIC assessment                   48              38             145             134
   Marketing expense                                             276             194             643             376
   Printing and supply expense                                   131             118             396             328
   Other expenses                                              1,290           1,101           3,810           3,191
                                                         -----------     -----------     -----------     -----------
         Total noninterest expense                             5,969           5,012          17,006          14,382

Income before income taxes                                     2,825           2,901           9,468           8,335
Provision for income taxes                                       913             965           3,148           2,875
                                                         -----------     -----------     -----------     -----------
Net income                                                     1,912           1,936           6,320           5,460
Other comprehensive income (loss)                              1,975          (2,187)             (9)         (2,045)
                                                         -----------     -----------     -----------     -----------
Comprehensive income (loss)                              $     3,887     $      (249)    $     6,311     $     3,415
                                                         ===========     ===========     ===========     ===========
Per share data
   Net income, basic                                     $      0.35     $      0.35     $      1.15     $      0.98
   Net income, diluted                                   $      0.34     $      0.34     $      1.11     $      0.95
   Cash dividends                                        $      0.12     $      0.11     $      0.36     $      0.33
Weighted average shares outstanding, basic                 5,480,774       5,499,899       5,486,986       5,546,186
Weighted average shares outstanding, diluted               5,660,954       5,713,315       5,714,729       5,721,896

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited; dollars in thousands, except share and per share data)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------     --------
Common stock
    Balance at beginning of period                        $  5,479     $  4,467
    Stock repurchase                                          (140)        (108)
    Exercise of stock options                                  137           35
                                                          --------     --------
    Balance at end of period                                 5,476        4,394
                                                          --------     --------

Paid-in capital
    Balance at beginning of period                          22,025       23,833
    Stock repurchase                                        (2,364)      (1,802)
    Exercise of stock options                                1,275          376
    Employee stock awards                                       --            4
                                                          --------     --------
    Balance at end of period                                20,936       22,411
                                                          --------     --------

Retained earnings
    Balance at beginning of period                          38,395       34,549
    Net income                                               6,320        5,460
    Cash dividends declared                                 (1,972)      (1,853)
    Tax benefit relating to stock purchase                     276           --
                                                          --------     --------
    Balance at end of period                                43,019       38,156
                                                          --------     --------

Accumulated other comprehensive income (loss)
    Balance at beginning of period                            (149)       1,484
    Other comprehensive income (loss)                           (9)      (2,045)
                                                          --------     --------
    Balance at end of period                                  (158)        (561)
                                                          --------     --------
Total shareholders' equity                                $ 69,273     $ 64,400
                                                          ========     ========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    -----------------------
                                                                                       2004          2003
                                                                                    ---------     ---------
Cash flows from operating activities:
   Net income                                                                       $   6,320     $   5,460
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, accretion, and amortization                                        60         1,745
          Provision for credit losses                                                     945         1,080
          Gain on sale of securities available for sale                                  (108)         (562)
          Gain on disposal of premises and equipment                                     (106)           (4)
          Net change in loans held for sale                                            (4,221)         (557)
          Changes in assets and liabilities:
               Increase in other assets                                                  (190)       (1,185)
               Increase (decrease) in other liabilities                                 1,550          (301)
                                                                                    ---------     ---------
               Net cash provided by operating activities                                4,250         5,676
                                                                                    ---------     ---------

Cash flows from investing activities:
      Proceeds from sales, maturities, or calls of securities available for sale       27,294        97,673
      Purchase of securities available for sale                                       (32,688)     (120,618)
      Purchase of premises and equipment                                               (2,547)       (3,022)
      Proceeds from disposal of premises and equipment                                    292            --
      (Increase) decrease in other real estate owned                                      226        (2,498)
      Net (increase) decrease in loans                                                (59,700)        1,886
                                                                                    ---------     ---------

               Net cash used in investing activities                                  (67,123)      (26,579)
                                                                                    ---------     ---------

Cash flows from financing activities:
      Net increase in deposits                                                         81,988        28,546
      Net decrease in other borrowings                                                (20,500)       (5,000)
      Net decrease in federal funds purchased and repurchase agreements                (2,566)       (1,542)
      Repurchase of common stock                                                       (2,504)       (1,910)
      Proceeds from issuance of common stock                                            1,411           415
      Cash dividends paid                                                              (1,971)       (1,853)
                                                                                    ---------     ---------

               Net cash provided by financing activities                               55,858        18,656
                                                                                    ---------     ---------

Net decrease in cash and cash equivalents                                              (7,015)       (2,247)
Cash and cash equivalents, January 1                                                   29,319        24,524
                                                                                    ---------     ---------

Cash and cash equivalents, September 30                                             $  22,304     $  22,277
                                                                                    =========     =========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of presentation

            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation's 2003 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.

2.    Per share data

            Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                      ------------------------    ------------------------
                                                         2004          2003          2004          2003
                                                      ----------    ----------    ----------    ----------
      Weighted average number of shares
          used in basic EPS                            5,480,774     5,499,899     5,486,986     5,546,186
      Effect of dilutive stock options                   180,180       213,416       227,743       175,710
                                                      ----------    ----------    ----------    ----------

      Weighted average number of common
          shares and dilutive potential common
          shares used in dilutive EPS                  5,660,954     5,713,315     5,714,729     5,721,896
                                                      ==========    ==========    ==========    ==========

            For the three months ended September 30, 2004 and 2003, there were 275,541, and 143,541 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the nine months ended September 30, 2004 and 2003, there were 271,375, and 143,541 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

3.    Stock compensation plans

            The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock Based Compensation," is disclosed in the accompanying table.

                                                 For the three months ended    For the nine months ended
                                                 --------------------------    -------------------------
                                                       September 30,                 September 30,
                                                       -------------                 -------------
(Dollars in thousands, except per share data)       2004           2003           2004           2003
---------------------------------------------       ----           ----           ----           ----
Net income, as reported                           $  1,912       $  1,936       $  6,320       $  5,460
Less: Stock based compensation as
calculated per fair value method, net of
tax effect                                             (91)           (64)          (273)          (191)
                                                  --------       --------       --------       --------
Proforma net income                               $  1,821       $  1,873       $  6,046       $  5,269
                                                  ========       ========       ========       ========

Earnings per share:
Basic - as reported                               $   0.35       $   0.35       $   1.15       $   0.98
Basic - proforma                                  $   0.33       $   0.34       $   1.11       $   0.94
Diluted - as reported                             $   0.34       $   0.34       $   1.11       $   0.95
Diluted - proforma                                $   0.32       $   0.34       $   1.07       $   0.92

4.    Loans

Loan Category:
   (Dollars in thousands)                           September 30,   December 31,
                                                        2004            2003
                                                    -------------   ------------

Real estate - commercial                             $  150,009      $  159,953
Real estate - residential                               111,708          95,939
Real estate - construction                              161,497         117,786
Commercial, financial and agricultural                   90,067          90,224
Consumer                                                133,072         118,557
                                                     ----------      ----------
       Subtotal loans                                   646,353         582,459

   Loans held for sale                                    5,296           1,075
                                                     ----------      ----------
       Gross loans                                   $  641,057      $  581,384
                                                     ==========      ==========

Allowance for credit losses:

                                 September 30, 2004         December 31, 2003
                               -----------------------   -----------------------
                                           % of Loans                % of Loans
                                           in Each                   in Each
                                           Category to               Category to
(Dollars in thousands)         Allowance   Total Loans   Allowance   Total Loans
                               ---------   -----------   ---------   -----------
Balance at end of period
applicable to:

  Real estate - construction          1           23     $      5           20
  Real estate - mortgage             42           41           49           44
  Commercial                      5,141           15        5,116           16
  Consumer                        2,157           21        1,954           20
                               --------     --------     --------     --------
       Total                   $  7,341          100%    $  7,124          100%
                               ========     ========     ========     ========

Rollforward - allowance for credit losses:
                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
(Dollars in thousands)                                   2004          2003
                                                       --------      --------

Balance, beginning of period                           $  7,124      $  7,059

Charge-offs                                                 792         1,237
Recoveries                                                  (64)         (167)
                                                       --------      --------
Net charge-offs                                             728         1,068
                                                       --------      --------
Provision for credit losses                                 945         1,080
                                                       --------      --------
Balance, end of period                                 $  7,341      $  7,071
                                                       ========      ========

Ratio of annualized net charge-offs during the
          period to average loans outstanding
          during the period                                0.16%         0.25%
                                                       ========      ========
Ratio of allowance for credit losses to
          period end loans                                 1.15%         1.26%
                                                       ========      ========

Nonperforming assets:
                                                     September 30,  December 31,
       (Dollars in thousands)                            2004           2003
                                                     -------------  ------------


Nonaccrual                                             $  3,965      $  5,174
Past due 90 days or more and still accruing interest        389            53
Other real estate                                         4,966         5,191
Renegotiated troubled debt                                   --            --

5.    Employee benefit plans

            The accompanying table details the components of pension expense recognized in the Company's Consolidated Statements of Income and Comprehensive Income:

                                    For the three months    For the nine months
                                    --------------------    -------------------
                                     ended September 30,    ended September 30,
                                     -------------------    -------------------
(Dollars in thousands)               2004         2003       2004         2003
----------------------               ----         ----       ----         ----
Service cost                        $  127       $   93     $  381       $  279
Interest cost                           90           75        270          225
Expected return on plan assets        (121)        (200)      (363)        (600)
Amortization of prior service cost       5          132         15          396
                                    ------       ------     ------       ------
Net periodic pension cost           $  101       $  100     $  303       $  300
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

Executive Summary

      FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of September 30, 2004, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc., which operated three offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company relocated its headquarters from Reidsville, North Carolina to Greensboro, North Carolina in April 2004.

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

      Assets at September 30, 2004 were $844.6 million, an increase of $63.7 million, or 8.2%, since December 31, 2003. A $59.5 million increase in net loans, combined with a $2.1 million increase in investment securities, were the principal factors impacting this overall increase during the first nine months of 2004. Over the past nine months, noninterest bearing deposits increased $5.6 million and interest bearing deposits rose $76.4 million, resulting in a 12.8% increase in total deposits for the period.

      The Company's third quarter earnings were $1.91 million in 2004 and $1.94 million in 2003. Earnings per diluted share were $0.34 for the third quarters of 2004 and 2003. For the first nine months of 2004, earnings of $6.3 million were $860,000, or 15.8%, higher than the same period a year ago. Diluted earnings per share for the first nine months of 2004 were $1.11, a 16.8% increase compared to the 2003 earnings of $0.95 per diluted share. Excluding one-time after-tax gains of $548,000 from the sale of a banking operation discussed earlier, year to date earnings increased 5.7%.

Financial Condition

      Since December 31, 2003, the Company's assets have increased $63.7 million, rising from $780.9 million at yearend 2003 to $844.6 million at September 30, 2004. The principal factors impacting this overall increase during the first nine months of 2004 were a $59.5 million increase in net loans, combined with a $2.1 million increase in investment securities. Loans at September 30, 2004 totaled $641.1 million, compared to $581.4 million at yearend 2003, an increase of 10.3%. Investment securities of $145.8 million at September 30, 2004 were 1.5% higher than the $143.7 million balance at December 31, 2003.

      Deposits totaled $723.9 million at September 30, 2004, compared to $641.9 million at December 31, 2003. At the end of the third quarter 2004, noninterest bearing deposits were $75.6 million, or 10.5%, of total deposits. At September 30, 2004, borrowings at the Federal Home Loan Bank of Atlanta (FHLB) totaled $35.0 million, a decrease of 36.9% compared to $55.5 million at December 31, 2003. Federal funds purchased and retail repurchase agreements totaled $12.8 million at September 30, 2004, a decrease of $2.6 million from December 31, 2003.

      Our capital position remains strong, with all of our regulatory capital ratios at levels that make the Company "well capitalized" under bank regulatory capital guidelines. Shareholders' equity increased to $69.3 million at the end of the third quarter 2004, compared to $65.8 million at December 31, 2003. The Company paid dividends of $0.12 per share during the quarter ended September 30, 2004, a 9.1% increase over the $0.11 per share dividend rate for the third quarter of 2003. Year to date dividends per share for 2004 were $0.36, compared to $0.33 in 2003.

      In July 2004, the Company's Board of Directors approved the continuation of its stock repurchase program by authorizing the repurchase of up to 5% of the Company's outstanding common stock. This program succeeds a stock repurchase program authorized in November 2002 and will be effective immediately upon completion of the current program. The new authorization will allow the repurchase of up to 275,124 additional shares of common stock. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. A total of 279,813 shares have been purchased through August 17, 2004 at an average price of $16.211, when the November 2002 program was completed. During the remainder of the quarter ended September 30, 2004, a total of 30,403 shares were purchased at an average price of $17.505 through the stock repurchase program authorized by the Company's Board of Directors in July 2004. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

Asset Quality

      The Company's allowance for credit losses is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses.

      The credit loss allowance ratio was 1.15% at September 30, 2004, 1.23% at December 31, 2003, and 1.26% at September 30, 2003. For the third quarter of 2004, provision charges against earnings totaled  $285,000,  compared  to  $303,000  in the third  quarter  of 2003.  Net charge-offs for the third quarter of 2004 totaled $127,000, or a 0.08% annualized loss ratio based on average loans outstanding. This is a decrease from the net charge-offs for the third quarter of 2003 totaling $324,000, or 0.23% annualized loss ratio. Annualized net charge-offs for the first nine months of 2004 and 2003 were 0.16% and 0.25%, respectively, based on average loans outstanding.

      Nonaccrual loans totaled $4.0 million at September 30, 2004, compared to $5.2 million at yearend 2003 and $7.5 million at September 30, 2003. Other real estate owned ("OREO") was $5.0 million at September 30, 2004, $5.2 million at December 31, 2003, and $2.6 million at September 30, 2003. Approximately $1.8 million has been transferred from loans into OREO and approximately $2.0 million of such assets were disposed of during the first nine months of 2004. A net loss of $140,000 has been recorded on disposition of OREO in the current year.

      Total nonperforming assets (comprised of nonaccrual loans and OREO) decreased to $8.9 million, or 1.11% of total assets at September 30, 2004, from $10.4 million, or 1.34% of total assets at December 31, 2003 and $10.1 million, or 1.33% of total assets a year ago. Management believes these changes indicate a trend of improving asset quality.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Interest Income and Interest Expense
------------------------------------

      Total interest income was $11.3 million for the third quarter of 2004, compared to $10.3 million for the same period a year ago. Average earning assets for the current quarter were $776.5 million, an increase of 7.2% over the third quarter average of $724.2 million a year ago. Interest income from loans was $10.0 million, up 10.8% from $9.1 million in the third quarter of 2003. The increase in interest income was driven primarily by an increase in average loans outstanding. Average loans of $619.2 million were 8.3% higher than the $571.8 million last year. Interest income on investments totaled $1.2 million for the three months ended September 30, 2004, compared to $1.3 million for the third quarter of 2003. The average balance of the investment portfolio was $138.6 million for the quarter ended September 30, 2004, a 4.2% decline from the average balance of $144.6 million for the prior year third quarter.

      Third quarter total interest expense was $3.9 million, compared to $4.1 million from the third quarter of last year, a 5.5% decrease. Interest expense on deposits for the third quarter decreased 6.0%, to $3.5 million for 2004 from $3.8 million in 2003. Average interest bearing deposits increased 7.4%, to $621.2 million, from $578.2 for the third quarter of 2003. Interest expense on federal funds purchased and other borrowings was $346,000 and $348,000 for the quarters ended September 30, 2004 and 2003, respectively. The average balance of federal funds purchased and other borrowings was $54.5 million in 2004 and $50.3 million in 2003. The Company utilized the growth in deposits and the increased levels of borrowings as funding sources to support balance sheet growth.

      Comparable net interest margins are as follows:

                                  Three months ended September 30,
                                      2004                2003
                                    --------            --------

Asset Yield                            5.85%               5.75%
Liability Rate                         2.28%               2.60%
                                     ------              ------

Interest Rate Spread                   3.57%               3.15%
                                     ======              ======

      During the three months ended September 30, 2004, net interest income increased $1.2 million, or 19.0%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $724.2 million for the third quarter of 2003 to $776.5 million for the third quarter of 2004, a 7.2% increase. The average yields on total interest earning assets for the same periods increased 10 basis points from 5.75% to 5.85%. Average interest bearing liabilities for the third quarter of 2004 increased 7.5%, to $675.7 million from $628.5 million for the third quarter of 2003. The average cost of interest bearing liabilities for the same periods decreased 32 basis points from 2.60% to 2.28%. The net result was an improvement in the interest rate spread from 3.15% for the three months ended September 30, 2003 to 3.57% for the same period in 2004.

Provision for Credit Losses
---------------------------

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

      The provision for credit losses in the third quarter of 2004 was $285,000 compared to $303,000 in 2003. The allowance for credit losses as a percentage of gross loans outstanding was 1.15% at September 30, 2004, 1.23% at December 31, 2003, and 1.26% at September 30, 2003. Annualized net credit losses, as a percent of average loans, was 0.08% and 0.23% for the quarters ended September 30, 2004 and 2003, respectively.

Noninterest Income and Expense
------------------------------

      Noninterest income in the third quarter of 2004 was $1.7 million, compared to $2.0 million in the same period last year. Deposit service charges were $906,000 for the third quarter of 2004, compared to $959,000 in the third quarter of 2003. Sales of securities available for sale during the third quarter of 2004 resulted in a $3,000 loss; however, there were no sales of securities during the same period in 2003. Noninterest income in the third quarter of 2004 included $549,000 in mortgage banking fees and $133,000 in investment service fees compared to revenues of $719,000 and $179,000, respectively, for the previous year. The decrease in mortgage banking fees for 2004 was attributable to diminishing refinance opportunities as interest rates have experienced some upward movement.

      Noninterest expense for the third quarter of 2004 was $6.0 million, a 19.1% increase over the $5.0 million expense in the third quarter of 2003. Salaries and employee benefits increased $500,000 because of increased staffing associated with the expansion of the mortgage banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Other items impacted by the increased staffing related to the expansion of the mortgage banking operations and the corporate headquarters relocation were occupancy expense, which increased $86,000, and furniture and equipment expense, which rose $78,000, compared to third quarter 2003. Marketing expense increased $82,000 in the third quarter of 2004, compared to the same period a year ago, primarily because of costs associated with deposit campaigns and promotional activity related to the corporate headquarters relocation. Other expense for the third quarters of 2004 and 2003 totaled $1.3 million and $1.1 million, respectively.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $913,000 for the third quarter of 2004 and $965,000 for the same period in 2003. The Company's effective tax rates for the three-month periods ended September 30, 2004 and 2003 were 32.3% and 33.2%, respectively. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The decrease in the provision for 2004, compared to the prior year, results primarily from the lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended September 30, 2004 and 2003.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Interest Income and Interest Expense
------------------------------------

      Total interest income was $32.2 million for the first nine months of 2004, compared to $31.3 million for the same period in 2003. Average earning assets for the nine months ended September 30, 2004 were $752.9 million, an increase of 5.0% over the average of $716.8 million a year ago. Interest income from loans was $28.5 million, up 5.1% from $27.2 million in 2003. The increase in interest income was driven primarily by a continuing increase in average loans outstanding. Average loans of $602.6 million were 5.4% higher than the $571.9 million last year. Investment income for the nine-month period totaled $3.6 million in 2004 and $4.1 million in 2003. The $2.3 million, or 1.7%, increase in the average balance of the investment portfolio was offset by a decline in the yield from 4.35% in 2003 to 3.82% in 2004.

      Total interest expense for the first nine months of 2004 was $10.9 million, a 16.5% decrease from the $13.0 million expense for the first nine months of 2003. Overall cost of funds for the nine months ended September 30, 2004 and 2003 was 1.99% and 2.55%, respectively. Interest expense on deposits for the nine-month period decreased 18.4%, to $9.7 million for 2004 from $11.9 million in 2003. The average rate for the nine months on interest bearing deposits decreased to 2.22% in 2004; from 2.84% one year earlier while average interest bearing deposits increased 4.0%, to $581.8 million, from $559.1 for the first nine months of 2003. Interest expense on federal funds purchased and other borrowings was $1.2 million for the nine months ended September 30, 2004 and 2003. The average balance of federal funds purchased and other borrowings increased from $59.2 million in 2003 to $70.2 million in 2004. The average rate paid on purchased funds declined from 2.55% for the first nine months of 2003 to 1.99% for the same period in 2004. The Company utilized the growth in deposits and the increased levels of borrowings as funding sources to support balance sheet growth.

      Comparable net interest margins are as follows:

                                 Nine months ended September 30,
                                    2004                 2003
                                  --------             --------

Asset Yield                          5.78%                 5.90%
Liability Rate                       2.22%                 2.82%
                                   ------                ------

Interest Rate Spread                 3.56%                 3.08%
                                   ======                ======

      During the nine months ended September 30, 2004, net interest income increased $3.1 million, or 16.8%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $716.8 million for the first nine months of 2003 to $752.9 million for the same period in 2004, a 5.0% increase. The average yields on total interest earning assets for the same periods decreased 12 basis points from 5.90% to 5.78%. Average interest bearing liabilities for the first nine months of 2004 increased 5.4%, to $651.9 million from $618.4 million for the first nine months of 2003. The average cost of interest bearing liabilities for the same periods decreased 60 basis points from 2.82% to 2.22%. The net result was an improvement in the interest rate spread from 3.08% for the nine months ended September 30, 2003 to 3.56% for the same period in 2004.

Provision for Credit Losses
---------------------------

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

      The provision for credit losses for the first nine months of 2004 was $945,000 compared to $1.1 million in 2003. The allowance for credit losses as a percentage of gross loans outstanding was 1.15% at September 30, 2004, 1.23% at December 31, 2003, and 1.26% at September 30, 2003. Year to date annualized net credit losses declined to 0.16% of average loans in 2004, compared to 0.25% for the same period in 2003.

Noninterest Income and Expense
------------------------------

      Noninterest income for the first nine months of this year increased 10.2% to $6.1 million from $5.6 million in the same period last year. Excluding one-time net gains of $825,000 from the sale of the Company's banking operation in Richlands, Virginia, year to date noninterest income was $5.3 million in 2004. For the nine months, $108,000 of net gains from sales of investment securities were recognized, a decrease from $562,000 of net gains in the same period last year. Deposit service charges of $2.9 million for the first nine months of 2004 increased 11.1% from the $2.6 million in 2003. Growth in deposits and enhancements to the deposit service charge pricing structure were the principal factors contributing to this increase. Mortgage banking fees declined to $1.4 million for the first nine months of 2004, compared to $1.7 million for the same period a year ago as refinancing activity continued to slow. Investment service fees increased 5.7% for the first nine months of 2004, rising from $422,000 in the first nine months of 2003 to $446,000 for the same period in 2004.

      Noninterest expense for the first nine months of 2004 was $17.0 million, an 18.2% increase over the $14.4 million expense in 2003. Salaries and employee benefits increased $1.2 million primarily because of increased staffing associated with the expansion of the mortgage banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Other items impacted by the increased staffing related to the expansion of the mortgage banking operations and the corporate headquarters relocation were occupancy expense, which increased $165,000, and furniture and equipment expense, which rose $340,000, compared to the first nine months of 2003. Marketing expense increased $267,000 in the first nine months of 2004, compared to the same period a year ago, primarily because of costs associated with deposit campaigns and promotional activity related to the corporate headquarters relocation. Other expense for the first nine months of 2004 and 2003 totaled $3.8 million and $3.2 million, respectively.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $3.1 million for the first nine months of 2004, compared to $2.9 million for the same period of 2003. The Company's effective tax rates for the nine-month periods ended September 30, 2004 and 2003 were 33.3% and 34.5%, respectively. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2004, compared to the prior year, results from higher pretax income, offset in part by lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the nine months ended September 30, 2004 and 2003.

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

      As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of September 30, 2004.

                           Regulatory Guidelines
                         --------------------------
                            Well        Adequately                        FNB
Ratio                    Capitalized    Capitalized      Company       Southeast
-----                    -----------    -----------      -------       ---------

Total Capital               10.0%           8.0%          11.4%          11.1%
Tier 1 Capital               6.0            4.0           10.3           10.0
Leverage Capital             5.0            4.0            8.2            8.0

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

      During the first nine months of 2004 the Company had net cash provided by operating activities of $4.3 million. This was a decrease of $1.4 million from the $5.7 million of net cash provided by operating activities in the first nine months of 2003. The decrease is primarily attributable to the $4.2 million change in loans held for sale for the first nine months of 2004, compared to a $557,000 change in loans held for sale and a $1.2 million rise in other assets for the same period in 2003.

      Net cash used in investing activities in the first nine months of 2004 totaled $67.1 million. Purchases of investment securities in the current year totaled $32.7 million and proceeds from sales, calls, or maturities of securities were $27.3 million. This compares to the first nine months of 2003 when proceeds from sales, calls, or maturities of securities totaled $97.7 million and purchases of investment securities totaled $120.6 million, leading to net cash used in investment activities of $26.6 million. An increase in loans outstanding used $59.7 million in cash during 2004, compared to a decrease in outstanding loans in 2003 totaling $1.9 million. Capital expenditures used $2.5 million in 2004, compared to $3.0 million in 2003.

      During the nine months ended September 30, 2004, financing activities provided $55.9 million. An increase of $82.0 million in deposits was offset primarily by a decrease of $20.5 million in borrowings. Financing activities in the nine months ended September 30, 2003 provided $18.7 million, based primarily on $28.5 million rise in deposits. These cash inflows were partially offset by a repayment of other borrowings of $5.0 million during the first nine months.

      Overall cash and cash equivalents totaled $22.3 million at September 30, 2004 compared to $29.3 million at December 31, 2003 and $22.3 million at September 30, 2003.

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

      The Company has not experienced any substantive changes in portfolio risk during the nine months ended September 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The accompanying table details, by month, the information related to the activity related to the share repurchase programs approved by the Company's Board of Directors in November 2002 and July 2004 authorizing the repurchase of up to 279,814 shares and 275,124 shares, respectively, of the Company's outstanding common stock. Both programs were publicly announced in the month of approval.

                Stock Repurchase Program - Approved November 2002
                -------------------------------------------------

                              (a)          (b)          (c)            (d)
                                                    Cumulative    Maximum Number
                          Total Number   Average     Number of    of Shares that
                           of Shares    Price Paid    Shares        May Yet Be
Period                     Purchased    Per Share    Purchased      Purchased
-----------------------
July 1, 2004 to
July 31, 2004 .........      17,000       $16.91       246,891        32,922

August 1, 2004 to
August 31, 2004 .......      32,922       $16.72       279,813            --

September 1, 2004 to
September 30, 2004 ....          --           --       279,813            --

          Total .......      49,922       $16.78

                  Stock Repurchase Program - Approved July 2004
                  ---------------------------------------------

                              (a)          (b)           (c)           (d)
                                                     Cumulative   Maximum Number
                          Total Number   Average      Number of   of Shares that
                           of Shares    Price Paid     Shares       May Yet Be
Period                     Purchased    Per Share     Purchased     Purchased
-----------------------
July 1, 2004 to
July 31, 2004 .........          --           --            --       275,124

August 1, 2004 to
August 31, 2004 .......      22,878       $17.21        22,878       252,246

September 1, 2004 to
September 30, 2004 ....       7,525       $18.43        30,403       244,721

          Total .......      30,403       $17.50

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

      10.12 (9)   Split-Dollar Agreement dated January 27, 1995, between the
                  Registrant and C. Melvin Gantt.

      10.13 (9)   Split-Dollar Agreement dated December 8, 1995, between the
                  Registrant and Richard L. Powell.

      10.14 (2)   Amendment to Benefit Equivalency Plan of the Registrant
                  effective January 1, 1998.

      10.15 (9)   Split-Dollar Agreement dated March 20, 1998, between the
                  Registrant and Ernest J. Sewell.

      10.16 Second Amendment, dated May 19, 2004, to the Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant.

      10.17 Employment and Change of Control Agreement dated July 1, 2004, between the Registrant, as employer, and Pressley A. Ridgill, Executive Vice President and Chief Operating Officer of the Registrant.

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

                                      FNB FINANCIAL SERVICES CORPORATION
                                      (Registrant)

November 9, 2004                            /s/ MICHAEL W. SHELTON
                                            ---------------------------
                                            Michael W. Shelton
                               (Senior Vice President, Chief Financial Officer,
                                         Secretary, and Treasurer)