Form 10-K
period 2004-12-31
FNB FINANCIAL SERVICES CORP
filed 2005-03-16
CIK 742679

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             Washington, D.C. 20549

                                    FORM 10-K

                                   ----------

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           For the fiscal year ended:

                                December 31, 2004

                        Commission File Number: 000-13086

                       FNB FINANCIAL SERVICES CORPORATION
             (Exact name of Registrant as specified in its Charter)

        North Carolina                                  56-1382275
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

    1501 Highwoods Blvd., Suite 400
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

                                                  Name of each exchange
         Title of each class                       on which registered
         -------------------                      ---------------------
    Common Stock, $1.00 par value                 Nasdaq Stock Market

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and none will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |X| NO |_|

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Common Stock on the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $92.7 million. As of March 14, 2005 (the most recent practicable date), the Registrant had outstanding 5,578,895 shares of Common Stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 19, 2005, are incorporated by reference in Part III of this report.

                      The Exhibit Index begins on page 77.

================================================================================

                       FNB Financial Services Corporation
                                    Form 10-K
                                Table of Contents

Index                                                                                  Page
-----                                                                                  ----
PART I

   Item 1.    Business ..............................................................    4
   Item 2.    Properties ............................................................   17
   Item 3.    Legal Proceedings .....................................................   17
   Item 4.    Submission of Matters to a Vote of Security Holders ...................   17

PART II

   Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
                 and Issuer Purchases of Equity Securities ..........................   18
   Item 6.    Selected Financial Data ...............................................   19
   Item 7.    Management's Discussion and Analysis
                 of Financial Condition and Results of Operations ...................   21
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ............   41
   Item 8.    Financial Statements and Supplementary Data ...........................   45
   Item 9.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure .............................   72
   Item 9A.   Controls and Procedures ...............................................   72
   Item 9B.   Other Information .....................................................   72

PART III

  Item 10.    Directors and Executive Officers of the Registrant ....................   73
  Item 11.    Executive Compensation ................................................   73
  Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                 Related Stockholder Matters ........................................   73
   Item 13.   Certain Relationships and Related Transactions ........................   73
   Item 14.   Principal Accountant Fees and Services ................................   74

PART IV

   Item 15.   Exhibits and Financial Statement Schedules ............................   74
              Signatures ............................................................   76

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of FNB Financial Services Corporation (the "Company" ) that are considered "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (the "Exchange Act" ). The forward-looking statements are principally, but not exclusively, contained in Item 1: "Business" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the "SEC" ). Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 7: "Management's Discussion and Analysis of Financial
Condition and Results of Operations." Broadly speaking, forward-looking statements include:

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

The  Company  may  make  forward-looking   statements  discussing   management's
expectations about:

      o     future credit losses and nonperforming assets;
      o     the impact of new accounting standards;
      o future short-term and long-term interest rate levels and their impact on the Company's net interest margin, net income, liquidity and capital; and
      o     future capital expenditures.

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

                                     PART I

Item 1.     Business

General

FNB Financial Services Corporation (the "Company") is a North Carolina ("NC") financial holding company with consolidated assets of $865.3 million, deposits of $724.3 million and shareholders' equity of $70.4 million, as of December 31, 2004. The Company was organized in 1984 as a North Carolina bank holding company, although its predecessor and wholly-owned subsidiary, FNB Southeast (the "Bank"), opened as Rockingham Savings Bank and Trust in 1910, and was then chartered as a national bank in 1918 under the name of First National Bank of Reidsville. In May 1997, the Bank changed its name to First National Bank Southeast to reflect its expansion into new markets. Effective March 15, 1999, the Bank changed its charter from a national bank to a NC state bank and changed its name to FNB Southeast. The Company filed an election with the Federal Reserve Board to become a financial holding company on January 23, 2001, and became a financial holding company effective February 12, 2001, under the Gramm-Leach-Bliley Act. A financial holding company is permitted to engage in activities that are financial in nature or incidental to a financial activity. The permitted activities of a financial holding company are broader than for a bank holding company.

Historically, the Company has served the Rockingham County area of NC through three branches in Reidsville and two in Eden, NC. In 1995, the Company initiated a new strategic growth plan. On August 31, 1999, the Company acquired Black Diamond Savings Bank, FSB ("Black Diamond"), a federal savings bank headquartered in Norton, Virginia ("VA"). By the end of 2004, the Bank's branching network included offices in the Rockingham County towns of Eden, Ruffin and Madison and in the new markets of Greensboro, Burgaw and Wilmington and the number of North Carolina branches had grown from five to thirteen. It also completed the acquisition of the Harrisonburg, VA branch of Guaranty Bank. The acquisition of Black Diamond also added branches in Norton, Harrisonburg, Pennington Gap and Richlands, VA. The Bank of Tazewell purchased selected loans and assumed the deposits of the Bank's Richlands, VA branch during April 2004. The Bank transferred $15.0 million in deposit accounts and $7.3 million in loan accounts in the transaction. The Company recognized approximately $700,000 in net gain on the sale. Also during April, an approximate $125,000 gain was realized from the sale of the fixed assets associated with the Bank's Richlands, VA branch. The Company also relocated its headquarters during the second quarter of 2004 to Greensboro, NC.

The Bank is community oriented and focuses primarily on offering commercial, real estate and consumer loans, and deposit and other financial services to individuals, small to medium-sized businesses and other organizations in its market areas. It emphasizes individualized services and community involvement, while at the same time providing its customers with the financial sophistication and array of products typically offered by larger banks. It competes successfully with larger banks located within and outside NC and VA by retaining its personalized approach and community focus.

Under the leadership of Ernest J. Sewell, who became President and Chief Executive Officer in 1995, the Company adopted the following three-part strategy: (1) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) generate internal growth at its existing banking offices by offering new and complementary services and products. To accomplish these objectives, during the past ten years the Company has: (a) increased the number of its NC banking offices to thirteen; (b) expanded the number of its full-time personnel by adding new employees, including several senior executives; (c) completed the merger with Black Diamond to extend the Company's reach into selected VA markets; (d) completed a systematic review and revision of its loan administration, loan policy and credit procedures; (e) enhanced its mix of products and services by forming investment services and mortgage banking subsidiaries; (f) relocated its corporate headquarters to Greensboro, NC.; and (g) moved forward with its leadership transition strategy by promoting Pressley A. Ridgill to President of the Bank. Ridgill joined the Company in 2000 as Executive Vice President and Chief Operating Officer of the Bank and during his five years with the Company has directed the operations and planning of numerous areas within the Bank, including Finance, Deposit Operations, Information Technology, Risk Management, and Investor Relations. As President, he will continue to manage the investment portfolio, assist with the strategic direction of the organization, and evaluate and negotiate acquisitions.

The Company plans to continue to pursue its strategy by strengthening its presence in existing markets and opportunistically reaching into new markets in NC and VA. The Company continues to seek qualified personnel to help manage its planned growth and to develop new products that are consistent with the Company's customer service orientation. For example, the Company opened a wholesale mortgage division in the fourth quarter of 2003 and staffed the division with twelve employees. During 2004, and at the outset of 2005, the Company also added several members to its management team in light of its continued growth and to reflect the steps underway to continue its overall strategy.

Paul McCombie, C. Grayson Whitt and Alan D. Pike joined the Bank as senior vice presidents and regional executives. McCombie assumed responsibility for our coastal offices located in Wilmington and Burgaw. Whitt will manage the Bank's full-service offices in Rockingham County, NC, while Pike will oversee the banking offices in Guilford County. Kenneth W. Banner joined the Bank as Executive Vice President of FNB Southeast Mortgage Corporation and will be responsible for all aspects of the mortgage banking operation. Thomas M. Saitta joined the Bank in the newly created position of Director of Marketing to support its expanding sales and marketing efforts.

During 2004, the Company (i) installed a new mainframe computer and related software, (ii) redesigned commercial and retail products, (iii) expanded online banking services, and (iv) announced the renovation of the Company's Operations Center in Reidsville, NC. The Company also plans, where appropriate, to continue to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

Strategy

Expand Banking Operations. Throughout most of its 95-year history, the Company's banking activities were centered around Reidsville, located in Rockingham County in the north central part of NC. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new markets, such as Wilmington and Greensboro in NC and into VA. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company's community oriented culture.

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

The Guilford County deposit market is the largest in the Company's market area and totaled $6.71 billion at June 30, 2004. In April 2004, the Company completed the relocation of its headquarters to 1501 Highwoods Boulevard, Greensboro. The Company is the largest financial holding company headquarted in Greensboro, NC. This move will allow the Company more access to the financial markets and assist the Company in reaching the larger customer base in Guilford County. We continue to evaluate potential sites for additional branches in Guilford and New Hanover counties in NC and in Rockingham County, VA.

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

Maintain a Friendly Environment for Employees and Customers. The Company has instituted various programs to instill high morale among its employees, which the Company believes translate into exceptional customer service. The Company holds weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. Management believes that the overall effect of these type programs is to improve morale, customer service and financial performance. During the second half of 2004, the Company initiated a program to develop a team concept at the senior management level. Weekly teleconferences were held to encourage open and direct communication between members of senior management and provide regular updates on significant activities within their respective areas. Periodic off site strategic planning sessions of the senior management team provide an open forum to address concerns and develop initiatives for the continued improvement of the Company.

Market Areas

For operational purposes, the Company groups its markets into four regions: the Triad and Wilmington regions of NC, and the Norton and Harrisonburg regions of VA. The Company's deposit market share in the Rockingham County portion of the Triad Region as of June 30, 2004, the most recent date for which data are available, was 27.1%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Company's offices, categorized by city.

Region and City                        Deposits at December 31,
                             -------------------------------------
                                2004          2003          2002
                             ---------   --------------   ---------
                                         (In thousands)
Triad Region:
Reidsville (1) ...........   $ 174,132     $ 196,292      $ 226,819
Eden (2) .................      52,935        53,322         45,333
Madison ..................      20,984        20,383         22,482
Ruffin ...................      12,256        10,710         10,872
Greensboro (1) ...........     135,964        97,736         77,548
                             ---------     ---------      ---------
   Subtotal ..............     396,271       378,443        383,054
                             ---------     ---------      ---------

Wilmington Region:
Wilmington (2) ...........     122,330        83,668         55,259
Burgaw ...................      32,094        26,954         25,247
                             ---------     ---------      ---------
   Subtotal ..............     154,424       110,622         80,506
                             ---------     ---------      ---------

Norton Region:
Norton ...................      60,801        53,970         58,551
Pennington Gap ...........      19,735        17,973         22,933
Richlands (4) ............          --        18,641         22,174
                             ---------     ---------      ---------
   Subtotal ..............      80,536        90,584        103,658
                             ---------     ---------      ---------

Harrisonburg Region:
Harrisonburg (3) .........      93,054        62,258         37,787
                             ---------     ---------      ---------
   Total deposits ........   $ 724,285     $ 641,907      $ 605,005
                             =========     =========      =========

----------

(1)  Includes three banking offices for all years.
(2)  Includes two banking offices for all years.
(3)  Includes two banking office for 2003 and 2004, and one office for 2002.
(4)  Branch sold April 2004.

The following is a summary description of the Company's market areas.

Triad Region - Rockingham County. Rockingham County is located in the north central area of NC. It has a land area of 565 square miles and a population of approximately 90,000. The Commonwealth of VA borders the County on the north, while Guilford County is the neighboring county to the south. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the County. U.S. Highways 29, 158, and 220 serve the area. The County, which consists of several community oriented towns, provides a full range of municipal services and extends financial support to certain boards, agencies, and commissions to assist its effort to serve its citizens. The North Carolina Employment Security Commission reported a December 2004 unemployment rate of 8.3% for Rockingham County. Business and government leaders in the county have made progress in diversifying the area's economy to make up for job losses primarily in the textile and tobacco industries.

Triad Region - Guilford County. Guilford County has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, furniture, tobacco, machinery, pharmaceuticals, microchips, and electronics equipment. Guilford County, with a population of 420,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the NC Employment Security Commission, Guilford County reported an unemployment rate of 4.8% for December 2004, compared to a statewide unemployment rate of 5.0%. The planned FedEx hub is on schedule for completion in 2009 and is expected to have a significant positive impact on the Triad Region of NC. During 2004, Dell announced plans to locate a major assembly plant in the Triad, which will bring up to 1,500 jobs to the region. Additionally, Dell suppliers and other complementary businesses are expected to contribute positively to the economy of the Triad Region.

Wilmington Region. Wilmington is the county seat and industrial center of New Hanover County, located on the southeast coast of NC. The total population of the County is approximately 160,000. Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections serve the County. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of North Carolina's two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern North Carolina. The NC Employment Security Commission reported a December 2004 unemployment rate of 3.5% for New Hanover County.

Norton Region. Norton is located in southwestern VA in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. The Bank operates branches in Norton (Wise County) and, Pennington Gap (Lee County). The Company sold the Richlands, VA branch in 2004. For December 2004, the VA Employment Commission reported the unemployment rate in Wise County was 4.0%.

Harrisonburg Region. Rockingham County is centrally located in the Shenandoah Valley in west central VA. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. Interstate Highway 81, several primary U.S. highways, the Shenandoah Valley Regional Airport and a major rail connection serve the area. The Bank operates two branches in Harrisonburg, serving the counties of Rockingham and Augusta. According to the VA Employment Commission, the December 2004 unemployment rate for Rockingham County was 2.0% compared to a statewide unemployment rate of 3.0%.

Deposits

The Company offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations through the Bank at interest rates generally competitive with local market conditions. The accompanying table sets forth the mix of depository accounts at the Company as a percentage of total deposits at the dates indicated.

                                        As of December 31,
                                     ----------------------
                                      2004    2003    2002
                                     -----    ----   ------
  Noninterest-bearing demand .....    10.9%   10.9%    10.2%
  Savings, NOW, MMI ..............    26.5    18.5     16.5
  Certificates of deposit ........    62.6    70.6     73.3
                                     -----   -----   ------
                                     100.0%  100.0%   100.0%
                                     =====   =====   ======

The Bank accepts deposits at its 17 banking offices, 15 of which have automated teller machines("ATMs"). Its memberships in the "STAR", "CIRRUS" and "PLUS" networks allow customers access to their depository accounts from regional ATM facilities. It charges competitive fees for the use of its ATM facilities by those who are not depositors with the Bank. Deposit flows are controlled primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company's "Legacy Banking" and "Presidential Banking" accounts for deposit relationships of $25,000 and $75,000, respectively, and the "Freedom 50 Club", which extends special privileges and sponsors group excursions to sites and performances of interest to account holders in certain markets over the age of 55. At December 31, 2004, the Bank had $126.5 million in certificates of deposit of $100,000 or more. The Bank has joined an electronic network that allows it to post interest rates and attract certificates of deposit nationally. The investors are generally credit unions or commercial banks and amounts are typically just under $100,000 to assure FDIC insurance coverage. It also utilizes brokered deposits to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2004.

        Scheduled maturity of time deposits of $100,000 or more
        -------------------------------------------------------
        (In thousands)

        Less than three months ................................   $  43,994
        Three through six months ..............................      51,478
        Seven through twelve months ...........................      21,437
        Over twelve months ....................................       9,563
                                                                  ---------
           Total time deposits - $100,000 or more .............   $ 126,472
                                                                  =========

See also Note 7 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Subsidiaries

In April 2000, the Company established FNB Southeast Investment Services, Inc. (the "Investment Subsidiary") as a wholly owned subsidiary of the Bank. The Investment Subsidiary employs three investment advisors who are based in the Company's largest markets of Greensboro and Wilmington, NC and Harrisonburg, VA and allocate their time among the Company's branches and are available to current and potential customers. The advisors offer a complete line of investment products and services. The Company receives commissions based on the advisors'sales and benefits (i) by earning additional fee income and (ii) by attracting potential customers to its branches. The Investment Subsidiary generated revenues of $507,000 in 2004 and $670,000 in 2003. During 2004, the decision was made to upgrade our services and product portfolio through an association with Raymond James. We expect this change to provide better service and more diverse products to our customers while yielding increased fee income to the Company.

In June 2001, the Company established FNB Southeast Mortgage Corporation (the "Mortgage Subsidiary") as a wholly owned subsidiary of the Bank. At inception, the Mortgage Subsidiary purchased selected assets of a successful mortgage brokerage company operating in the coastal area near Wilmington, NC. The Company formed a wholesale division of the Mortgage Subsidiary during the fourth quarter of 2003 as part of a continuing strategy to promote the subsidiary's growth and expand the variety of mortgage services offered. Fee income generated by the Mortgage Subsidiary increased to $2,233,000 in 2004, compared to $2,019,000 in 2003.

Marketing

The Company currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines, billboards, and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Company's officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services at a personal level. The Company occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. The Company engages a marketing firm to assist with creative design, research, public relations, media placement, etc., as well as assisting with promoting the overall image of the Company to the general public and investment community. During 2004, the Company hired a Director of Marketing to manage this expanding area of the Company and coordinate the marketing efforts on a full-time basis.

      o Value. Among other things, the Company offers attractive rates for its financial products, including its certificates of deposit and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Company's rates, as well as by the variety of individualized services it promotes and offers.

      o Convenience and Service. The Company's personnel focus upon serving the individual needs of the Company's customers. For example, senior management personnel are accessible on very short notice, before, during, and after normal banking hours, by way of mobile phones and other means.

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

Competition

Commercial banking in the southeastern United States is extremely competitive, due in large part to interstate branching. Currently, many of the Company's competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have numerous branches in NC and VA. The Company's competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company's competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services, that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within the market area. As a result of interstate banking legislation, the Company's market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire NC banking institutions, thereby increasing competition.

In its Triad Region, as of June 2004, the Company competed with 15 commercial banks and two savings institutions, as well as numerous credit unions. As of that date, the Company competed with 13 commercial banks, two savings institution and several credit unions in its Wilmington Region. In its

Norton Region, as of June 2004, the Company competed with 8 commercial banks. As of that date, the Company competed with 13 commercial banks in its Harrisonburg Region.

Employees

All employees during 2004 were compensated by the Bank or its subsidiaries. On December 31, 2004, the Company had approximately 255 full-time and 14 part-time employees. None of the Company's employees are represented by a collective bargaining unit, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be very good, as they are extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.

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

Supervision and Regulation

Bank and financial holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank, and the Bank's subsidiaries. This summary is qualified in its entirety by reference to the particular statute, and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General. There are a number of obligations and restrictions imposed on financial holding companies and bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered financial holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to holding company operations, a holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

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

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank that is a member of the Federal Reserve System, it is also subject to capital requirements imposed by the Federal Reserve. Under Federal Reserve regulations, member banks must maintain a minimum ratio of qualifying capital to weighted risk assets equal to 8%. At least half of the total capital is required to be Tier I Capital, with the remainder consisting of Tier II Capital. In addition to the foregoing risk based capital guidelines, member banks which receive the highest rating in the examination process and are not anticipating or experiencing any significant growth, must maintain a minimum level of Tier I Capital to total assets of 3%. Member banks, which do not fall within the foregoing standards, are required to maintain higher capital ratios. The Bank exceeded all applicable minimum capital requirements as of December 31, 2004.

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

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of NC corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares is dependent upon the Company's receipt of dividends from the Bank.

NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations).

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

Federal Home Loan Bank System. The Federal Home Loan Bank ("FHLB") system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2004, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination, which was conducted during July 2004.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2004, the Bank had the requisite capital levels to qualify as "well capitalized".

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

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the "GLB Act") dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act of 2001. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others are still in the process of being implemented.

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

The economic and operational effects of this new legislation on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with complying with the new law.

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

State Taxation. Under NC law, the Bank is subject to corporate income taxes at a 6.90% rate and an annual franchise tax at a rate of 0.15%.

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

Item  2. Properties

The Company's  executive  offices were relocated to 1501 Highwoods  Boulevard in
Greensboro, NC during April 2004. The Company's principal support and operational functions are located at 202 South Main Street in Reidsville, NC. The Company has 13 banking offices located in NC and four banking offices in VA. The location of these banking offices, their form of occupancy and deposits as of December 31, 2004, information about drive-up ATM facilities, and the year each office was opened is described in the accompanying table:

                        Location                     Owned or Leased   Deposits    ATM   Year
      --------------------------------------------   ---------------   ---------   ---   ----
      202 South Main Street, Reidsville, NC (1)             Owned      $ 101,524   Yes   1910
      1501 Highwoods Boulevard, Greensboro, NC (2)         Leased             --   Yes   2004
      1646 Freeway Drive, Reidsville, NC                    Owned         37,042   Yes   1972
      202 Turner Drive, Reidsville, NC                      Owned         34,022   Yes   1969
      801 South Van Buren Road, Eden, NC                    Owned         36,896   Yes   1996
      151 North Fieldcrest Road, Eden, NC                  Leased         16,038    No   1996
      605 North Highway Street, Madison, NC                 Owned         20,984   Yes   1997
      9570 US 29 Business, Ruffin, NC                      Leased         12,256    No   1997
      2132 New Garden Road, Greensboro, NC                  Owned         78,423   Yes   1997
      4638 Hicone Road, Greensboro, NC                      Owned         26,000   Yes   2000
      3202 Randleman Road, Greensboro, NC                   Owned         33,084   Yes   2000
      704 South College Road, Wilmington, NC               Leased        107,653   Yes   1997
      7210 Wrightsville Avenue, Wilmington, NC             Leased         14,678   Yes   2000
      301 East Fremont Street, Burgaw, NC                  Leased         32,094   Yes   1999
      3025 Springbank Lane, Charlotte, NC (3)              Leased             --    No   2004
      19460 Old Jetton Road, Cornelius, NC (3)             Leased             --    No   2004
      600 Trent Street, Norton, VA                          Owned         60,801   Yes   1973
      700 East Morgan Avenue, Pennington Gap, VA            Owned         19,735   Yes   1979
      440 South Main Street, Harrisonburg, VA               Owned         61,883   Yes   1988
      1925 Reservoir Street, Harrisonburg, VA               Owned         31,172   Yes   2003

      ----------

      (1) Original office opened in a different location in 1910. Current office opened in 1980. Consists of 27,000 square feet in a two story building; former headquarters location; scheduled to undergo extensive renovations in 2005; will continue to serve as a full service branch as well as becoming the Operations Center for the Company.
      (2) The current headquarters office opened in 2004.
      (3) Mortgage loan production offices.

Item  3. Legal Proceedings

In the ordinary course of operations, the Company and the Bank are party to various legal proceedings. In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

Item  4. Submission of Matters To a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2004.

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

            Calendar Period                     High       Low     Dividends Paid
            --------------------------------   -------   -------   --------------
            Quarter ended March 31, 2003       $ 14.88   $ 13.24       $ 0.11
            Quarter ended June 30, 2003          16.32     14.10         0.11
            Quarter ended September 30, 2003     17.78     14.57         0.11
            Quarter ended December 31, 2003      20.90     17.01         0.12

            Quarter ended March 31, 2004       $ 20.75   $ 19.53       $ 0.12
            Quarter ended June 30, 2004          20.30     16.82         0.12
            Quarter ended September 30, 2004     19.47     16.38         0.12
            Quarter ended December 31, 2004      23.35     18.79         0.14

            ----------
            (1) For comparative purposes, the sale prices and dividends paid amounts shown in the accompanying table have been restated to reflect the 5-for-4 stock split effected as a 25% stock dividend, effective December 29, 2003.

As of March 14, 2005, there were approximately 1,652 beneficial owners of the Company's common stock, including 1,248 holders of record of the Company's common stock. For a discussion as to any restrictions on the Company or the Bank's ability to pay dividends, reference Item 1 - Supervision and Regulation of the Company and the Bank.

See also Note 18 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. See also "Supervision and Regulation - Regulation of the Company, Dividend and Repurchase Limitations" and "Regulation of the Bank - Dividends."

The accompanying table details, by month, the information related to the activity related to the share repurchase program approved by the Company's Board of Directors in July 2004 authorizing the repurchase of up to 275,124 shares of the Company's outstanding common stock. The program was publicly announced in the month of approval.

                           Stock Repurchase Program - Approved July 2004
                      -------------------------------------------------------
                            (a)               (b)                (c)                       (d)
                      Total Number of                                                 Maximum Number
                           Shares        Average Price   Cumulative Number of   of Shares That May Yet Be
Period                   Purchased      Paid Per Share     Shares Purchased             Purchased
-------------------   ---------------   --------------   --------------------   -------------------------
October 1, 2004 to
October 31, 2004 ...      13,800            $ 19.65             44,203                   230,921

November 1, 2004 to
November 30, 2004 ..      18,811            $ 20.46             63,014                   212,110

December 1, 2004 to
December 31, 2004 ..      13,400            $ 21.78             76,414                   198,710

Recent Sales of Unregistered Securities

The Company did not sell any of its securities in the last three fiscal years, which were not registered under the Securities Act of 1933, as amended, except that it granted options to employees or directors to acquire an aggregate of 324,033 shares of its common stock at a weighted average exercise price of $16.14 per share pursuant to the Company's Omnibus Equity Compensation Plan.

Item  6. Selected Financial Data

The annual selected historical financial data presented in the accompanying table are derived from the audited consolidated financial statements for FNB Financial Services Corporation and Subsidiary. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

Selected Consolidated Financial Data

(In thousands, except per share, ratio and other data)            At and For the Year Ended December 31,
                                                         ---------------------------------------------------------
                                                           2004        2003        2002        2001        2000
                                                         ---------   ---------   ---------   ---------   ---------
Income Statement Data:
Net interest income                                      $  29,385   $  24,822   $  23,753   $  21,705   $  22,659
Provision for credit losses                                  1,275       1,431       1,300       1,278       2,525
Noninterest income                                           8,086       7,425       5,285       4,740       2,891
Noninterest expense                                         23,766      19,567      17,429      15,838      16,100
Net income                                                   8,341       7,460       6,782       6,478       4,602

Balance Sheet Data:
Assets                                                   $ 865,335   $ 780,926   $ 734,032   $ 704,825   $ 685,904
Loans (1)                                                  663,425     581,384     563,600     535,345     500,637
Allowance for credit losses                                  7,353       7,124       7,059       6,731       6,311
Deposits                                                   724,286     641,907     605,005     586,760     569,451
Other borrowings                                            45,000      55,500      52,500      30,000      41,000
Shareholders' equity                                        70,430      65,750      64,333      62,708      56,392

Per Common Share Data (5):
Net income, basic                                        $    1.52   $    1.35   $    1.19   $    1.14   $    0.83
Net income, diluted (2)                                       1.46        1.30        1.17        1.13        0.82
Cash dividends declared                                        .50        0.45        0.42        0.41        0.36
Book value                                                   12.69       12.00       11.52       10.98       10.05
Tangible book value                                          12.53       11.82       11.48       10.92        9.98

Other Data:
Branch offices                                                  17          18          17          17          18
Full-time employees                                            255         225         188         204         196

Performance Ratios:
Return on average assets                                      1.02%      0.98%        0.97%       0.91%       0.72%
Return on average equity                                     12.29       11.55       10.63       10.75        8.96
Net interest margin (tax equivalent)                          3.94        3.53        3.57        3.25        3.83
Dividend payout                                              34.25       33.68       35.55       35.94       44.42
Efficiency (3)                                               62.28       59.65       59.71       59.05       62.20

Asset Quality Ratios:
Allowance for credit losses to period end loans               1.11%       1.23%       1.25%       1.26%       1.26%
Allowance for credit losses to period end
   nonperforming loans (4)                                  209.16      136.30      191.87      297.04      195.87
Net charge-offs to average loans                              0.17        0.24        0.18        0.17        0.14
Nonperforming assets to period end loans
   and foreclosed property (4)                                1.36        1.78        0.94        0.92        0.84

Capital and Liquidity Ratios:
Average equity to average assets                              8.32%       8.52%       9.09%       8.45%       8.07%
Leverage capital                                              8.20        8.40        8.50        8.60        8.20
Tier 1 risk based capital                                    10.20       10.70       11.20       11.60       11.30
Total risk based capital                                     11.30       11.90       12.50       12.80       12.50
Average loans to average deposits                            90.98       91.69       96.17       85.96       87.91
Average loans to average deposits and borrowings             83.07       83.39       86.85       79.63       79.22

----------
      (1) Loans net of unearned income, before allowance for credit losses.
      (2) Assumes the exercise of outstanding dilutive options to acquire common stock. See Note 14 to the Company's consolidated financial statements.
      (3) Computed by dividing noninterest expense by the sum of taxable equivalent net interest income and noninterest income.
      (4) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.
      (5) Per share data has been restated to reflect the 5-for-4 stock split, effected as a 25% stock dividend, effective December 29, 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of various factors. All share data have been adjusted to give retroactive effect to stock splits and stock dividends. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Executive Overview

Significant Accomplishments. In the opinion of the management of FNB Financial Services Corporation, the Company's most significant accomplishments during 2004 were:

      o We relocated the Company's headquarters to Greensboro, NC, which enhanced our ability to employ and retain personnel with the skills and experience necessary to continue to execute our strategic plan and to promote our penetration of this significant urban market.
      o We began the execution of our management succession plan with the promotion of Pressley A. Ridgill to President of the Bank.
      o We expanded our core management team with the promotion of key personnel and the addition of several members.
      o We continued to execute upon the Company's strategic plan of expanding our markets, products and services.
      o     Diluted net income per share increased 12.3%.
      o     Net interest income increased 18.4%.
      o Asset quality continued to improve; all significant credit quality ratios improved year-to-year.

Challenges. The achievement of the Company's strategic initiatives and long-term financial goals is subject to many uncertainties. The challenges, which in the opinion of management are most likely to have a near-term effect on operations, are presented below:

      o     Volatility of interest rates.
      o     Building revenue momentum.
      o     Improving efficiency.
      o     The economic environment in our core markets.
      o     Costs associated with the current heightened regulatory environment.
      o     Expanding our core management team.
      o     Volatility in the mortgage banking business.
      o     Intense price competition.

General

The Company earned $8.34 million in 2004, an 11.8% increase over the $7.46 million earned in 2003. Diluted net income per share of $1.46 for 2004 represents a 12.3% increase over diluted net income per share of $1.30 in 2003. The Bank of Tazewell purchased selected loans and assumed the deposits of the Bank's Richlands, VA branch during April 2004. The Bank transferred $15.0 million in deposit accounts and $7.3 million in loan accounts in the transaction. We recognized approximately $700,000 in net gain on the sale. Also during April, we realized approximately $125,000 gain from the sale of the fixed assets associated with the Richlands, VA branch. Total assets at December 31, 2004 stood at $865.3 million compared to $780.9 million one year earlier. The increase in assets is primarily attributable to an $82.0 million increase in gross loans. Gross loans at December 31, 2004 totaled $663.4 million, up from $581.4 million at yearend 2003. Investment securities, which is the next largest component of assets, totaled $141.6 million at December 31, 2004, a 1.5% decrease from the balance of $143.7 million a year ago.

During 2004, deposits increased 12.8% to $724.3 million at yearend. Borrowings, comprised of federal funds purchased, retail repurchase agreements, and FHLB advances, totaled $66.5 million at December 31, 2004, compared to $70.9 million at the prior yearend. Shareholders' equity increased 7.1% to $70.4 million at yearend 2004. Book value per share was $12.69 at December 31, 2004.

The Company's subsidiary bank, FNB Southeast, is a NC chartered commercial bank that, as of December 31, 2004, operated thirteen banking offices in NC and four banking offices in VA. The Bank operates two wholly owned subsidiaries. FNB Southeast Investment Services, Inc. was formed in 2000 to provide retail investment products and services. FNB Southeast Mortgage Corporation was formed in 2001 to provide mortgage banking services.

Financial Condition at December 31, 2004 and 2003

The Company's consolidated assets of $865.3 million at yearend 2004 reflect an increase of 10.8% over the previous year, following an increase of 6.4% in 2003. Total average assets increased 7.6% to $815.6 million in 2004, compared to $758.1 million in 2003. During 2004, the Company experienced a 6.3% increase in average earning assets. Average earning assets totaled $764.1 million in 2004, compared to $718.9 million in 2003. The increase in 2004 was primarily attributable to a 7.2% growth in average outstanding loans. The increase in average outstanding loans was funded primarily by an 8.0% rise in average deposits resulting from successful deposit marketing campaigns during 2004.

Gross loan growth during 2004 was $82.0 million, with outstanding loans up 14.1% at yearend, which followed increases of 3.2% in 2003 and 5.3% in 2002. Loans secured by real estate totaled $442.2 million in 2004 and represented 66.7% of total loans, compared with 64.1% at yearend 2003. Within this category, commercial real estate loans increased 4.2% during fiscal 2004 to a level of $166.7 million, while residential real estate loans rose 19.5% to $113.4 million and construction loans increased 37.7% to $162.1 million. Commercial, financial and agricultural loans totaled $86.2 million and represented 13.0% of total loans at the end of 2004, and 15.5% at yearend 2003. Consumer loans increased 15.9% during 2004, led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

Investment securities (at amortized cost) totaled $142.4 million at yearend 2004, a 1.1% decline from $143.9 million at yearend 2003. U.S. Government agency and mortgage backed securities continue to represent the major share of the total portfolio, and totaled $104.9 million, or 58.2% of the portfolio at yearend 2004, compared to $106.8 million, or 74.2% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations amounted to $31.9 million at yearend, compared to $32.6 million a year earlier. The Company's investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as "Available for Sale," which it believes offers the greatest amount of flexibility in managing a total return concept. The table, "Investment Securities," presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

Total deposits increased $82.4 million to $724.3 million at December 31, 2004, resulting in a 12.8% increase over $641.9 million in deposits one year earlier. This increase was driven by an $8.8 million, or

12.6%, increase in demand deposits and a $73.5 million, or 61.9%, increase in savings, NOW and MMI accounts; while time deposit growth was relatively flat.

The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances of $7.9 million at yearend.

In order to attract additional deposits when necessary, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. As of December 31, 2004, FNB Southeast had three of such certificates of deposit totaling $7.6 million, with an overall rate of 1.74% for this portfolio. This certificate portfolio decreased by $18.4 million during 2004. The Company also held one brokered certificate of deposit totaling $7.4 million at December 31, 2004 maturing during 2005, compared to $25.0 million one year earlier. Brokered certificates typically have an original term of twelve to twenty-four months. The decrease in bulletin board deposits and brokered deposits is attributable to the increase of in-market deposits generated in 2004. Brokered deposits may continue to decrease during 2005; however, these deposits can be utilized for future balance sheet funding as necessary.

The Company also has a credit facility available with the FHLB of Atlanta. Borrowing capacity is established at 17% of the Bank's total assets as submitted on regulatory financial reports. The Company also utilized a portion of its approximately $145 million line with the FHLB to fund earning assets. FHLB borrowings totaled $45.0 million at yearend. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Financial Condition at December 31, 2003 and 2002

The Company's consolidated assets of $780.9 million at December 31, 2003 reflect an increase of 6.4% over the previous year. Total average assets increased 8.1% to $758.1 million in 2003, compared to $701.5 million in 2002. During 2003, the Company experienced a 7.2% increase in average earning assets. Average earning assets totaled $718.9 million in 2003, compared to $670.6 million in 2002. The increase in 2003 was primarily attributable to a 26.1% growth in the average investment securities balance, combined with an increase in average outstanding loans. The increase in the average balance of securities was attributable to a combination of a slightly weaker loan demand and a 9.6% rise in average deposits resulting from successful deposit marketing campaigns during 2003.

Gross loan growth during 2003 was $17.8 million, with outstanding loans up 3.2% at yearend, which followed increases of 5.3% in 2002 and 6.9% in 2001. Loans secured by real estate totaled $372.6 million in 2003 and represented 64.1% of total loans, compared with 67.1% at yearend 2002. Within this category, commercial real estate loans decreased 6.3% during fiscal 2003 to a level of $160.0 million, while residential real estate loans decreased 20.5% to $94.9 million and construction loans increased 34.3% to $117.8 million. Commercial, financial and agricultural loans totaled $90.2 million and represented 15.5% of total loans at the end of 2003 and 2002. Consumer loans increased 20.4% during 2003, led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

Investment securities (at amortized cost) of $143.9 million at yearend 2003 were up $17.5 million, or 13.9%, from $126.4 million at yearend 2002. U.S. Government agency securities continue to represent the major share of the total portfolio, and totaled $106.8 million, or 74.2% of the portfolio at yearend 2003, compared to $115.3 million, or 91.2% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations increased $25.6 million and amounted to at $32.6 million at yearend. The increase in municipal securities in 2003 is attributable to the favorable tax effected yield, compared to other available securities. The Company's investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as "Available for Sale," which it believes offers the greatest amount of flexibility in managing a total return concept. The table, "Investment Securities," presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

Total deposits increased $36.9 million to $641.9 million at December 31, 2003, resulting in a 6.1% increase over $605.0 million in deposits one year earlier. This increase was driven by an $8.3 million, or 13.5% increase in demand deposits, a $9.7 million, or 2.2% increase in time deposits and an $18.8 million, or 18.8% increase in savings, NOW and MMI accounts.

The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances of $6.7 million at 2003 yearend.

In order to attract additional deposits when necessary, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. As of December 31, 2003, FNB Southeast had 10 of such certificates of deposit totaling $989,000, with an overall rate of 3.60% for this portfolio. This certificate portfolio decreased by $10.5 million during 2003. The Company also held three brokered certificates of deposit totaling $25.0 million at December 31, 2003, compared to $44.5 million one year earlier. The brokered certificates have an original term of twelve to twenty-four months with maturities of $25.0 million in 2004. The decrease in bulletin board deposits and brokered deposits is attributable to the increase of in market deposits generated in 2003. Brokered deposits may continue to decrease during 2004.

The Company also has a credit facility available with the FHLB of Atlanta. Borrowing capacity is established at 17% of the Bank's total assets as submitted on regulatory financial reports. The Company also utilized a portion of it's approximately $130 million line with the FHLB to fund earning assets. FHLB borrowings totaled $55.5 million at yearend. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2004, 2003 and 2002, our average interest-earning assets were $764.1 million, $718.9 million, and $670.6 million, respectively. During these same years, our net interest margins were 3.63%, 3.16% and 3.07%, respectively.

Average Balances and Average Rates Earned and Paid. The following table sets forth, for the years 2002 through 2004, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balance Sheets and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(Dollars in thousands)

                                                    Year Ended December 31,
                                ---------------------------------------------------------------
                                              2004                             2003
                                ------------------------------   ------------------------------
                                            Interest   Average               Interest   Average
                                 Average     Income/    Yield/    Average     Income/    Yield/
                                 Balance     Expense     Rate     Balance     Expense     Rate
                                ---------   --------   -------   ---------   --------   -------
Interest earning assets:
Loans, net (1)                  $ 613,522   $ 39,609     6.46%   $ 572,472   $ 36,196     6.32%
Taxable investment securities     102,139      3,146     3.08      108,863      4,045     3.72
Tax-exempt investment              33,377      2,035     6.10       26,389      1,652     6.26
securities (2)
Other securities                    4,414        180     4.08        3,746        172     4.59
Overnight deposits                 10,644        194     1.82        7,476         84     1.12
                                ---------   --------             ---------   --------
   Total earning assets           764,096     45,164     5.91      718,946     42,149     5.86

Non-earning assets:
Cash and due from banks            20,210                           16,566
Premises and equipment             13,587                           12,630
Other assets                       24,918                           17,028
Less: Allowance for credit
loss                               (7,230)                          (7,116)
                                ---------                        ---------
   Total assets                 $ 815,581                        $ 758,054
                                =========                        =========

Interest bearing liabilities:
Savings and NOW                 $  52,263         66     0.13%   $  50,947        125     0.25%
MMI                                98,516      2,070     2.10       55,630        791     1.42
Time deposits                     447,940     11,423     2.55      452,156     14,274     3.16
Federal funds purchased,
borrowed funds and
securities sold under
agreements to repurchase           64,140      1,528     2.38       62,203      1,575     2.53
                                ---------   --------             ---------   --------
   Total interest bearing
   liabilities                    662,859     15,087     2.28      620,936     16,765     2.70

Other liabilities and
shareholder's equity
Demand deposits                    75,712                           65,592
Other liabilities                   9,150                            6,938
Shareholders' equity               67,860                           64,588
                                ---------                        ---------
   Total liabilities and
   shareholders' equity         $ 815,581                        $ 758,054
                                =========                        =========

Net interest income and net
yield on earning assets (3)                 $ 30,077     3.94%               $ 25,384     3.53%
                                            ========     ====                ========     ====
Interest rate spread (4)                                 3.63%                            3.16%
                                                         ====                             ====

----------

Fully Taxable Equivalent Basis
(Dollars in thousands)

                                   Year Ended December 31,
                                ------------------------------
                                             2002
                                ------------------------------
                                            Interest   Average
                                 Average    Income/     Yield/
                                 Balance    Expense     Rate
                                ---------   --------   -------
Interest earning assets:
Loans, net (1)                  $ 547,816   $ 37,199    6.79%
Taxable investment securities     100,418      5,375    5.35
Tax-exempt investment               5,766        452    7.84
securities (2)
Other securities                    4,082        232    5.68
Overnight deposits                 12,548        205    1.63
                                ---------   --------
   Total earning assets           670,630     43,463    6.48

Non-earning assets:
Cash and due from banks            14,597
Premises and equipment             11,072
Other assets                       12,159
Less: Allowance for credit
loss                               (6,928)
                                ---------
   Total assets                 $ 701,530
                                =========

Interest bearing liabilities:
Savings and NOW                 $  45,172        231    0.51%
MMI                                50,531      1,061    2.10
Time deposits                     416,226     16,730    4.02
Federal funds purchased,
borrowed funds and
securities sold under              61,121      1,533    2.51
agreements to repurchase
                                ---------   --------
   Total interest bearing
   liabilities                    573,050     19,555    3.41

Other liabilities and
shareholder's equity
Demand deposits                    57,708
Other liabilities                   6,982
Shareholders' equity               63,790
                                ---------
   Total liabilities and
   shareholders' equity         $ 701,530
                                =========

Net interest income and net
yield on earning assets (3)                 $ 23,908    3.57%
                                            ========   =====

Interest rate spread (4)                                3.07%
                                                       =====

----------
(1) The average loan balances include nonaccruing loans and only interest income actually collected and recognized.
(2) The fully taxable equivalent basis is computed using a federal tax rate of 34%.
(3) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(4)   Earning asset yield minus interest bearing liabilities rate

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Analysis of Interest Changes Due To Volume and Rates
Fully Taxable Equivalent Basis
(In thousands)

                                                            Year Ended December 31,
                                       -------------------------------------------------------------------
                                             2004 compared with 2003         2003 compared with 2002
                                       --------------------------------   --------------------------------
                                       Volume (2)   Rate (2)    Total     Volume (2)   Rate (2)    Total
                                        Variance    Variance   Variance    Variance    Variance   Variance
                                       ----------   --------   --------   ----------   --------   --------
Interest Income:
Loans, net                               $ 2,595    $    818   $  3,413     $ 1,674    $ (2,677)  $  1,003)
Taxable investment securities               (250)       (649)      (899)        452      (1,782)    (1,330)
Tax-exempt investment securities (1)         437         (54)       383       1,617        (417)     1,200
Other securities                              31         (23)         8         (19)        (41)       (60)
Overnight deposits                            36          74        110         (83)        (38)      (121)
Federal funds sold and securities
   purchased under the agreement to
   resale                                     --          --         --          --          --         --
                                        --------    --------   --------    --------    --------   --------
      Total change                         2,849         166      3,015       3,641      (4,955)    (1,314)
                                        --------    --------   --------    --------    --------   --------

Interest expense:
Savings and NOW                                3         (62)       (59)         30        (136)      (106)
MMI                                          610         669      1,279         107        (377)      (270)
Time deposits                               (133)     (2,718)    (2,851)      1,444      (3,900)    (2,456)
Federal funds purchased, borrowed
   funds and securities sold under
   agreements to repurchase                   49         (96)       (47)         27          15         42
                                        --------    --------   --------    --------    --------   --------
      Total change                           530      (2,208)    (1,678)      1,609      (4,399)    (2,790)
                                        --------    --------   --------    --------    --------   --------
Increase (decrease) in net interest
   income                                $ 2,319    $  2,374   $  4,693     $ 2,032    $   (557)  $  1,476
                                        ========    ========   ========    ========    ========   ========

----------
(1) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a 34% Federal tax rate.
      The adjustments made to convert to a fully taxable equivalent basis were $692,000 for 2004, $562,000 for 2003, and $155,000 for 2002.
(2) Changes attributable to both volume and rate have been allocated proportionately.

Results of Operations -- Years Ended December 31, 2004 and 2003

Net Income. Our net income for 2004 was $8.34 million, an increase of $880,000 from net income of $7.46 million earned in 2003. Diluted net income per share was $1.46, compared to $1.30 a year earlier. We have continued to experience strong growth, with total assets averaging $815.6 million during the current year as compared to $758.1 million in 2003, an increase of 7.6%. Our net interest income after provision for credit losses increased $4.72 million over the prior year. During 2004, the Federal Reserve began increasing the federal funds rate at 25 basis point increments at its June meeting and, ultimately, increased the federal funds rate a total of 125 basis points during the year. Paralleling this rise in the federal funds rate was an increase in the prime rate from 4.0% at the beginning of the year to 5.25% at yearend 2004. Our growth in earning assets, combined with a rising interest rate environment led to an increase of $4.56 million in net interest income. Our noninterest expense growth included the completion of a new corporate headquarters building as well as personnel and other infrastructure costs associated with the expansion of our business.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2004 was $30.1 million, which represented an 18.5% increase from the previous year level of $25.4 million. Actual net interest income for 2004 was $29.4 million, an 18.4% increase from $24.8 million recorded in 2003. Average total earning assets increased $45.2 million, or 6.3%, during 2004 as compared to 2003, while our average yield rose 41 points, from 3.53% in 2003 to 3.94% in 2004. The rates earned on a significant portion of our loans adjust when index rates such as prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result interest rate increases generally result in an immediate positive impact to interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur only upon renewals of certificates of deposit or borrowings. Average loans outstanding during the 2004 fiscal year were $613.5 million, compared to $572.5 million in 2003, an increase of 7.2%. Average investment securities during 2004 were $139.9 million, compared to $139.0 million in 2003.

Trends in interest rates turned upward for the year, as the Federal Reserve increased the federal funds rate by a total of 125 basis points with 25 basis point increases coming in June, August, September, November, and December 2004. As a result, the prime lending rate rose to 5.25% at December 31, 2004 from 4.00% at December 31, 2003. This had the effect of increasing both the earning asset yield and the interest bearing liability rate. During 2004, the rise in the earning asset yield outpaced the increase in the interest bearing liability rate.

The weighted average yield on earning assets increased to 5.91% for 2004, compared to 5.86% for 2003. This increase in the asset yield in 2004 was primarily attributable to the increased yield on loans, combined with a decreased yield on investment securities. During the current year, the yield on loans increased 14 basis points to 6.46% from 6.32% in 2003. This rise is due to variable rate loans that repriced higher during the year in response to increases in the underlying index, and new fixed rate loans originated at higher rates.

The weighted average rate paid on interest bearing liabilities was 2.28%, compared to 2.70% in 2003. Average interest bearing deposits for 2004 totaled $598.7 million, a 7.2% increase from $558.7 million in 2003. The overall rate for interest bearing deposits declined 46 basis points to 2.26% in 2004, compared to 2.72% in the prior year. The overall rate on borrowings was 2.38% in 2004, compared to 2.53% a year earlier. Average borrowings totaled $64.1 million in 2004 and $62.2 million in 2003, an increase of 3.1%.

The table, "Average Balance Sheets and Net Interest Income Analysis," summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. The table, "Analysis of Interest Changes Due to Volume and Rates," presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses. We recorded a $1.3 million provision for credit losses for the year ended December 31, 2004, compared to a $1.4 million provision in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management. See "Asset Quality" for a discussion of the factors relevant to the provision/allowance for credit losses.

Noninterest Income. Noninterest income of $8.1 million in 2004 was $661,000, or 8.9%, more than the previous year amount of $7.4 million. Net gains on sale of securities for 2004 totaled $109,000, compared to $564,000 in 2003. Service charges on deposit accounts increased to $3.8 million from $3.6 million in 2003. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges. Revenues from our mortgage banking operation increased 10.6%, rising from $2.0 million in 2003 to $2.2 million in 2004 as we began to realize increased revenues from our wholesale mortgage division. Additionally, we realized approximately $700,000 in net gains on the sale of our Richlands, VA banking operation and approximately $125,000 in net gains from the sale of the fixed assets associated with the branch.

Noninterest Expense. Because of our continued strong growth we have experienced increases in every major component of our noninterest expenses. For the year ended December 31, 2004, our noninterest expense increased $4.2 million, or 21.5%. Personnel expense of $12.4 million in 2004 exceeded the previous year expense of $10.5 million by $1.9 million, or 18.0% and reflects the addition of a wholesale mortgage division, increased staffing costs associated with the relocation of our corporate headquarters, expansion of our commercial lending staff, and the additional costs arising from the normal expansion of business, along with normal increases in salaries and benefits. At December 31, 2004, we had approximately 255 full-time and 14 part-time employees, compared with 225 full-time and 12 part-time employees at December 31, 2003. Occupancy and equipment expenses totaled $4.3 million for 2004, which was up 20.0% from $3.6 million in 2003, reflecting the expenses associated with our corporate headquarter relocation and investments in technology to support our banking operations. Other expenses were $7.1 million, compared to $5.0 million in 2003, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts.

Provision for Income Taxes. The Company's provision for income taxes totaled $4.1 million for 2004, an increase of $300,000, or 7.9%, compared to 2003. Our effective tax rates for the years ended 2004 and 2003 were 32.9% and 33.7%, respectively. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2004, compared to the prior year, results from higher pretax income, offset in part by a lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at the end of 2004 and 2003.

Results of Operations -- Years Ended December 31, 2003 and 2002

Net Income. Our net income for 2003 was $7.46 million, an increase of $678,000 from net income of $6.78 million earned in 2002. Diluted net income per share was $1.30, compared to $1.17 a year earlier. We have continued to experience strong growth, with total assets averaging $758.1 million during the current year as compared to $701.5 million in 2002, an increase of 8.1%. Our net interest income after provision for credit losses increased $938,000 over the prior year.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2003 was $25.4 million, which represented a 6.2% increase from $23.9 million in 2002. Actual net interest income for 2004 was $24.8 million, a 4.5% increase from $23.8 million recorded in 2003. The increase in net interest income is primarily attributable to lower overall rates paid on time deposits. The net effect was to increase the interest rate spread, which is the average yield on earning assets minus the average rate paid on interest bearing liabilities. While the average yield on earning assets declined in 2003, that decline was more than offset by the reduction in average rates paid on interest bearing liabilities. Average loans outstanding during the 2003 fiscal year were $572.5 million, compared to $547.8 million in 2002, an increase of 4.5%. Average investment securities during 2003 were $139.0 million compared to $110.3 million in 2002.

Trends in interest rates remained downward for the year, as the Federal Reserve decreased the federal funds rate by 25 basis points in July 2003, which followed a 50 basis point interest rate reduction in November 2002. As a result, the prime lending rate declined to 4.00% at December 31, 2003 from 4.25% at December 31, 2002. This had the effect of decreasing both the earning asset yield and the interest bearing liability rate. During 2003, the decline in the interest bearing liability rate outpaced the decline in the earning asset yield. Additionally, the decline in interest rates resulted in increases in the fair market value of the Company's investment portfolio during 2003. The increased fair value resulted in increased liquidity, due to securities being called and the sale of securities at a gain.

The weighted average yield on earning assets decreased 62 basis points to 5.86% for 2003 compared to 6.48% for 2002. This decrease in the asset yield in 2003 was primarily attributable to the decreased yield on loans and, to a lesser degree, to a decreased yield on investment securities. This was partially offset by an increase of $24.7 million in average loans outstanding, combined with an increase of $20.6 million in tax-exempt investments. During the current year, the yield on loans decreased 47 basis points to 6.32% from 6.79% in 2002. This decline is due to variable rate loans that repriced lower during the year in response to decreases in the underlying index, and new fixed rate loans originated at lower rates.

The weighted average rate paid on interest bearing liabilities was 2.70% in 2003 and 3.41% in 2002. Average interest bearing deposits for 2003 totaled $558.7 million, a 9.1% increase from $511.9 million in 2002. The overall rate for interest bearing deposits declined 80 basis points to 2.72% in 2003, compared to 3.52% in the prior year.

The overall rate on borrowings was 2.53% in 2003, compared to 2.51% a year earlier. Average borrowings totaled $62.2 million in 2003 and $61.1 million in 2002, an increase of 1.8%.

The table, "Average Balance Sheets and Net Interest Income Analysis," summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. The table, "Analysis of Interest Changes Due to Volume and Rates," presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses. We recorded a $1.4 million provision for credit losses for the year ended December 31, 2003, compared to a $1.3 million provision in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management. See "Asset Quality" for a discussion of the factors relevant to the provision/allowance for credit losses.

Noninterest Income. Noninterest income of $7.4 million in 2003 was $2.1 million, or 40.5%, more than the previous year amount of $5.3 million. Gains on sale of securities for 2003 totaled $564,000, compared to $318,000 in 2002. Service charges on deposit accounts increased to $3.6 million from $2.8 million in 2002. The Company was able to capitalize on increased fees and increased volume of demand deposits and other accounts with service charges.

Noninterest Expense. Personnel expense of $10.5 million in 2003 exceeded the previous year expense of $9.8 million by $725,000, or 7.4%. At December 31, 2003, we had approximately 225 full-time and 12 part-time employees, compared with 188 full-time and 10 part-time employees at December 31, 2002. Occupancy expenses totaled $1.2 million for 2003, which was up 9.2% from $1.1 million in 2002. Furniture and equipment expenses totaled $2.4 million in the current year, a 24.8% increase from $1.9 million recorded in 2002. The efficiency ratio, which measures noninterest expense as a percentage of net interest income plus noninterest income, was 59.7% in 2003 and 2002. Other expenses were $4.2 million compared to $3.7 million in 2002.

Provision for Income Taxes. The Company's provision for income taxes totaled $3.8 million for 2003, an increase of $262,000, or 7.4%, compared to the 2002 provision of $3.5 million in 2002. The Company's effective tax rates for the years ended 2003 and 2002 were 33.7% and 34.2%, respectively. The decline in the effective rate from 2002 to 2003 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2003, compared to the prior year results from higher pretax income, offset in part by lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at the end of 2003 and 2002.

Liquidity and Cash Flow

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company's customers. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company's primary demand for liquidity is anticipated fundings under credit commitments to customers.

The investment portfolio at December 31, 2004, included securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that very few debt instruments in the portfolio may be called in the upcoming year.

During 2004, the Company deployed cash flow from operating and financing activities to fund increases in the loan portfolio. Overall, cash and cash equivalents declined by $5.1 million, to $24.2 million at December 31, 2004.

As presented in the consolidated statement of cash flows, the Company generated $3.0 million in operating cash flow during 2004, a decrease from $7.5 million in 2003. The increase in loans held for sale was a primary contributor to this change, offset somewhat by a net increase in other liabilities, combined with a net decrease in other assets. In 2004, interest received in excess of interest paid was $32.5 million, while in 2003, interest received in excess of interest paid was $26.2 million. This change resulted from the growth in earning assets and continued improvement in net interest margin in 2004.

In 2004, the Company had a net increase of $82.4 million in loans, compared to $19.7 million in 2003. During 2004, the Company received $31.1 million from sales, calls, and maturities of securities, while purchasing $29.6 million. The lower turnover in the security portfolio was attributable to the continuing upward trend in interest rates during the year. In 2003, the Company purchased $130.6 million of securities, while receiving $105.0 million from sales, calls, and maturities.

Net increases in deposits totaling $82.4 million, offset somewhat by a $4.3 million combined net decrease in other borrowings and federal funds purchased and retail repurchase agreements, comprised the Company's major financing sources during 2004, amounting to a net $78.1 million versus a combined total of $47.0 million during 2003 and $40.7 million in 2002. In total, cash flows from growth in deposits were $82.4 million in 2004, versus $36.9 million in 2003 and $18.2 million in 2002. Partially offsetting these cash inflows was the repurchase of $3.5 million of the Company's outstanding common stock in 2004, compared to the repurchase of $2.3 million in 2003; and in 2002 a decrease of $11.4 million in federal funds and repurchase agreements, combined with repurchases of $4.1 million of the Company's common stock.

Liquidity is further enhanced by an approximately $145 million line of credit with the FHLB collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

The Company also has unsecured overnight borrowing lines totaling $38 million available through five financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company also established a $15 million wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

The Company also projects future cash flow requirements based on scheduled loan and deposit maturities, borrowing maturities, capital expenditures and other factors. At December 31, 2004 and for the upcoming twelve-month period, the Company had scheduled loan maturities of $227.0 million, securities maturities of $10.5 million and $324.3 million in maturing time deposits. The Company also has $192.3 million in deposits with no contractual maturity, and $78.8 million in demand deposit accounts that are subject to withdrawal during 2005. The Company has $20.0 million of borrowings that are scheduled for repayment in 2005. Anticipated capital expenditures during 2005 are approximately $1.9 million. Internal analysis indicated the Company is positioned to meet expected liquidity requirements during the upcoming twelve-month period.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The accompanying table reflects contractual obligations of the Company outstanding as of December 31, 2004.

Contractual Obligations
(In thousands)

                                                               Payments Due by Period
                                                             One Year    Three Years    After
                                                Within One   to Three      to Five      Five
                                                   Year        Years        Years       Years       Total
                                                ----------   ---------   -----------   --------   ---------
Other borrowings                                 $  20,000   $  15,000    $     --     $ 10,000   $  45,000
Federal funds purchased and retail repurchase
agreements                                          21,534          --          --           --      21,534
Operating lease obligations                            686       1,502       1,198          545       3,931
Purchase obligations                                 2,365         789          73           --       3,227
Other long-term liabilities                             26       1,011         520          831       2,388
                                                 ---------   ---------    --------     --------   ---------
      Total contractual cash obligations
         excluding deposits                         44,611      18,302       1,791       11,376      76,080

Deposits                                           595,357     108,439      20,155          334     724,285
                                                 ---------   ---------    --------     --------   ---------
   Total contractual cash obligations            $ 639,968   $ 126,741    $ 21,946     $ 11,710   $ 800,365
                                                 =========   =========    ========     ========   =========

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. As shown in the table, "Regulatory Capital" the Company and the Bank both maintained capital levels exceeding the minimum levels to be "well capitalized" for the three years presented. The Bank will continue to be required to meet certain levels of capital.

Regulatory Capital
(Dollars in thousands)

                                    As of / for year ended December 31,
                            ---------------------------------------------------
                                 2004              2003              2002
                            ---------------   ---------------   ---------------
Total capital to risk
weighted assets
   Consolidated             $ 77,738   11.3%  $ 72,055   11.9%  $ 69,614   12.4%
   Subsidiary Bank            75,469   11.0     70,726   11.7     68,241   12.2

Tier 1 capital to risk
weighted assets
   Consolidated               70,025   10.2     64,931   10.7     62,622   11.2
   Subsidiary Bank            68,116   10.0     63,602   10.5     61,253   11.0

Tier 1 capital to average
assets
   Consolidated               70,025    8.2     64,931    8.4     62,622    8.5
   Subsidiary Bank            68,116    8.0     63,602    8.3     61,253    8.4

Lending Activities

General. The Company offers a broad array of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized business and other organizations that are located in or conduct a substantial portion of their business in the Company's market areas. The Company has also established niche markets such as residential construction lending in local markets. The Company's total loans at December 31, 2004, were $663.4 million, or 76.7% of total assets. It also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2004, the Company had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry.

Loan Composition. The accompanying table summarizes, at the dates indicated, the
composition  of  the  Company's  loan  portfolio  and  the  related   percentage
composition.

Loan Portfolio Composition
(Dollars in thousands)

                                       As of December 31,
                            ---------------------------------------
                                   2004                2003
                            ------------------   ------------------
Real Estate:
   Commercial               $ 166,685     25.1%  $ 159,953     27.5%
   Residential                113,407     17.1      94,864     16.3
   Construction               162,143     24.5     117,786     20.3
                            ---------   ------   ---------   ------
      Total real estate       442,235     66.7     372,603     64.1

Commercial, financial and
   Agricultural                86,184     13.0      90,224     15.5
                            ---------   ------   ---------   ------
Consumer:
   Direct                      40,741      6.1      39,276      6.7
   Home equity                 75,435     11.4      65,563     11.3
   Revolving                   18,831      2.8      13,718      2.4
                            ---------   ------   ---------   ------
      Total consumer          135,007     20.3     118,557     20.4
                            ---------   ------   ---------   ------
Total                       $ 663,426    100.0%  $ 581,384    100.0%
                            =========   ======   =========   ======

(Dollars in thousands)

                                                  As of December 31,
                            ------------------------------------------------------------
                                   2002                 2001                 2000
                            ------------------   ------------------   ------------------
Real Estate:
   Commercial               $ 170,657     30.3%  $ 168,419     31.5%  $ 119,584     23.9%
   Residential                119,316     21.2     130,264     24.4     150,825     30.1
   Construction                87,696     15.6      55,861     10.4      66,148     13.2
                            ---------   ------   ---------   ------   ---------   ------
      Total real estate       377,669     67.1     354,544     66.3     336,557     67.2

Commercial, financial and
   Agricultural                87,458     15.5      90,858     17.0      74,981     15.0
                            ---------   ------   ---------   ------   ---------   ------
Consumer:
   Direct                      34,074      6.0      37,112      6.9      46,463      9.3
   Home equity                 54,073      9.6      46,169      8.6      39,204      7.8
   Revolving                   10,326      1.8       6,662      1.2       3,432      0.7
                            ---------   ------   ---------   ------   ---------   ------
      Total consumer           98,473     17.4      89,943     16.7      89,099     17.8
                            ---------   ------   ---------   ------   ---------   ------
Total                       $ 563,600    100.0%  $ 535,345    100.0%  $ 500,637    100.0%
                            =========   ======   =========   ======   =========   ======

Loan Portfolio - Maturities and Interest Rate Sensitivities
(In thousands)

                                               Maturity                                 Maturity
                             ----------------------------------------------   ---------------------------
                                          Over One      Over                  Predetermined   Floating or
                             One Year      Year to      Five                     Interest      Adjustable
                              or Less    Five Years     Years       Total          Rate           Rate
                             ---------   ----------   ---------   ---------   -------------   -----------
Commercial, financial        $  35,304    $  38,420   $  12,460   $  86,184     $  19,514      $  31,366
and agricultural
Real estate - construction     110,620       49,903       1,619     162,142        30,050         21,472
Real estate - residential       16,727       71,412      25,268     113,407        80,939         15,741
Real estate - commercial        47,382       98,463      20,839     166,684        35,973         83,329
Consumer                        16,988       42,138      75,882     135,008        69,161         48,858
                             ---------    ---------   ---------   ---------     ---------      ----------
   Total                     $ 227,021    $ 300,336   $ 136,068   $ 663,425     $ 235,637        200,767
                             =========    =========   =========   =========     =========      ==========

Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $442.4 million, or 66.7%, of the Company's total loans at December 31, 2004. At yearend, the Company held real estate loans of various sizes ranging up to $7.9 million, secured by office buildings, retail establishments, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced net chargeoffs on commercial real estate loans of $298,000 in 2004, no net chargeoffs in 2003, and net recoveries of $18,000 in 2002.

The Company originates residential loans for its portfolio on single and multi-family properties, both owner-occupied and non owner-occupied, and at December 31, 2004, it held $113.4 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15 or 30 year amortization schedule. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net recoveries on residential real estate loans of $1,000 in 2004 and net chargeoffs of $20,000 in 2003 and $43,000 in 2002.

The Company also originates residential mortgage loans for sale into the secondary market. Through its mortgage banking activities, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is sold. At December 31, 2004, the Company held $10.3 million of such loans for sale, and during 2004 the Company sold an aggregate of $101.8 million of such loans. The Company sells these loans on a non-recourse basis.

The Company's current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $300,000 to $4.0 million. At December 31, 2004, 2003, and 2002, the Company held $162.1 million, $117.8 million, and $87.7 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company limits its lending to projects involving small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% or less and a net cash flow to debt service at no less than 120%. The Company historically has required a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months, although the Company occasionally will make a "mini-permanent" loan for purposes of construction and development of up to a five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced no net chargeoffs from construction and development loans during 2004, 2003, or 2002.

Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2004, the Company held $166.7 million of commercial loans, or 25.1% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Company experienced net charge-offs from commercial loans of $248,000 in 2004, $1,035,949 in 2003, and $803,000 in 2002.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; and (iii) unsecured revolving lines of credit. The home equity loans and certain of the direct loans are secured by the borrowers' residences. At December 31, 2004, the Company held $135.0 million of consumer loans, including home equity lines of credit. During 2004, 2003, and 2002, respectively, the Company experienced net consumer chargeoffs of $501,000, $310,612, and $133,000.

Loan Approval and Review. The Company has adopted various levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower exceed that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have retail lending limits ranging from $75,000 to $250,000. Community executives can generally approve commercial relationships up to $750,000. If the lending request exceeds the community executive's lending limit, the loan must be submitted to and approved by the senior credit officer. The senior credit officer has authority to approve commercial relationships up to $1,000,000. Under joint approval, the senior credit officer and selected regional executives may approve loans up to $1,750,000 million. All loans in excess of $1,750,000 must be approved by the Chief Executive Officer, who may approve loans up to $2,500,000. Loans exceeding $2,500,000 must be approved by the Credit Management Committee of the Board.

The Company has a loan review procedure involving multiple officers of the Company that is designed to promote early identification of credit quality problems through its credit management committee. All loan officers are charged with the responsibility of reviewing on an annual basis all credit relationships in excess of $250,000 in their respective portfolios. Loan officers also review all criticized and classified assets in their portfolio quarterly with the senior credit officer of the Company. The loan officers are responsible for implementing, where appropriate, approved action plans with respect to such criticized and classified assets which are designed to improve the Company's credit position and lead to a favorable resolution of the problem loan. As part of its overall strategy to improve policies and procedures, the Company also periodically engages a third party consultant to review its loan portfolio. The Company has used the findings of these examinations to further enhance credit quality through improved credit administration policies and procedures.

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

See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Asset Quality

Management places great emphasis on maintaining the Company's asset quality. The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date.

Allocation of the Allowance for Credit Losses
(Dollars in thousands)

                                                 2004             2003
                                            --------------   --------------
                                               $     % (1)      $     % (1)
                                            ------   -----   ------   -----
  Balance at end of period applicable to:
     Commercial                              5,166     13     5,116     16
     Real estate-construction                    1     24         5     20
     Real estate-mortgage                       43     42        49     44
     Consumer                                2,143     21     1,954     20
                                            ------   ----    ------   ----
  Total allocation                           7,353    100     7,124    100
                                            ======   ====    ======   ====

                                                 2002             2001             2000
                                            --------------   --------------   --------------
                                              $      % (1)     $      % (1)     $      % (1)
                                            ------   -----   ------   -----   ------   -----
  Balance at end of period applicable to:
     Commercial                              5,201     16     4,773     17     4,523     15
     Real estate-construction                    7     16        18     10        28     13
     Real estate-mortgage                      180     51       104     56       125     54
     Consumer                                1,671     17     1,836     17     1,635     18
                                             -----    ---     -----    ---     -----    ---
  Total allocation                           7,059    100     6,731    100     6,311    100
                                             =====    ===     =====    ===     =====    ===

----------
      (1)   Percent of loans in each category to total loans.

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

Summary of Allowance for Credit Losses
(Dollars in thousands)

                                               2004      2003      2002      2001     2000
                                             -------   -------   -------   -------   -------
  Balance, beginning of period               $ 7,124   $ 7,059   $ 6,731   $ 6,311   $ 4,436

  Charge-offs:
     Commercial                                  253       890     1,017       510        65
     Real estate-construction                     --        --        --        --        --
     Real estate-mortgage                        348       207        32        43       359
     Consumer                                    522       450       220       448       380
                                             -------   -------   -------   -------   -------
        Total charge-offs                      1,123     1,547     1,269     1,001       804
                                             -------   -------   -------   -------   -------
  Recoveries:
     Commercial                                    5         7       188        25        --
     Real estate-construction                     --        --        --        --        --
     Real estate-mortgage                         31        16         7        --        --
     Consumer                                     41       158       102       118       154
                                             -------   -------   -------   -------   -------
        Total recoveries                          77       181       297       143       154
                                             -------   -------   -------   -------   -------

  Net charge-offs                              1,046     1,366       972       858       650
  Provision charged to operations              1,275     1,431     1,300     1,278     2,525
                                             -------   -------   -------   -------   -------
  Balance, end of period                       7,353   $ 7,124   $ 7,059   $ 6,731   $ 6,311
                                             =======   =======   =======   =======   =======
  Ratio of net chargeoffs to average loans      0.17%     0.24%     0.18%     0.17%     0.14%
                                             =======   =======   =======   =======   =======
  Ratio of allowance to yearend loans           1.11%     1.23%     1.25%     1.26%     1.26%
                                             =======   =======   =======   =======   =======

Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management's evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. There is an increased reserve percentage for each successively higher risk grade. As a result, the allowance is adjusted upon any migration of a loan to a higher risk grade within the commercial loan portfolio. The accompanying table, "RISK GRADE CATEGORIES," details the risk-graded portfolio at December 31, 2004 and 2003.

The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. Reserve percentages for risk grade 6, risk grade 7, risk grade 8 and risk grade 9 remained constant in 2004. The Company had 94.3% of total commercial loans in risk grade 1 through 5 in 2004, compared to 96.2% in 2003.

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

Retail loans. The retail loans are pooled together to determine the reserve requirement. The average rolling twelve-quarter net loss percentage is calculated for this loan category. The reserve requirement also includes a reserve percentage for current economic conditions. The sum of these two components is applied to the dollar balance of retail loans to determine the required reserve for current loans and loans past due less than 90 days. A separate reserve is calculated for loans past due 90 days or more. A reserve amount equal to 25.0% of all retail loans past due 90 days or more is added to the above mentioned requirement to determine the total reserve requirement for retail loans.

Risk Grade Categories

 Risk                           Percent of  Commercial
Grade    Description              Loans by  Risk Grade   General Reserve Percentage
------   --------------------   ----------------------   --------------------------
                                   2004        2003          2004          2003
                                ---------   ----------   ------------   -----------
Risk 1   Low Risk                  0.67%       1.08%          0.00%          0.00%

         Lower Than
Risk 2   Average Risk              0.87        0.51           0.25          0.40

Risk 3   Average Risk              7.02       10.01           0.50          0.65

         Moderately Higher
Risk 4   Than Average Risk        82.61       80.78           1.00          1.00

         Higher Than
Risk 5   Average Risk              3.10        3.79           1.50          1.50

Risk 6   Special Mention           2.33        1.25           2.50          2.50

Risk 7   Substandard               3.41        2.53          15.00         15.00

Risk 8   Doubtful                  0.04        0.00          50.00         50.00

Risk 9   Loss                      0.00        0.05         100.00        100.00

Specific impairment under SFAS No. 114. Management evaluates individually significant loans in risk grade 7 and risk grade 8 on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2004 and 2003, the recorded investment in loans considered impaired was approximately $14,417,000 and $10,615,000, respectively. Impaired loans at December 31, 2004 consisted of $892,000 of retail loans past due 90 days or more, and $13,377,000 of risk grade 7 commercial loans and $148,000 of risk grade 8 commercial loans. Calculated reserves for impaired loans at December 31, 2004 totaled $915,000, compared to $2,085,000 a year ago.

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

The 2004 provision for credit losses of $1.3 million represented a 10.9% decrease from the level in 2003. As of December 31, 2004, nonperforming assets totaled $10.4 million, primarily comprised of $3.5 million in nonaccrual loans and $5.6 million in other real estate owned. Those figures compare to $5.2 million in nonaccrual loans and $5.2 million in other real estate owned at the end of 2003, comprising $10.4 million in nonperforming assets. Net charge-offs decreased in 2004 to $1.0 million, or 0.17% of average loans outstanding, compared with $1.4 million, or 0.24% of average loans outstanding in the prior year. At December 31, 2004 and 2003 the allowance for
credit   losses  as  a  percentage   of  yearend  loans  was  1.11%  and  1.23%,
respectively.

During 2004 and at December 31, 2004, the commercial loan portfolio experienced a migration to risk grades indicative of higher credit risk as reflected in the table, "Risk Grade Categories." Risk grade loans classified special mention, substandard, doubtful increased from $13.5 million at yearend 2003 to $22.7 million at yearend 2004. The reserve requirement for this category of loans totaled $920,000 and $1.7 million for 2004 and 2003, respectively. A migration to lower credit risk occurred within the retail portfolio as retail loans past due 90 days or more decreased to $892,000 at December 31, 2004, compared to $1.4 million at the end of 2003. The reserve requirements for the retail loans past due 90 days or more were $223,000 and $350,000 at December 31, 2004 and 2003, respectively.

Nonperforming assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans, and other real estate. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are 90 days or more past due. No assurance can be given, however, that economic conditions will not adversely affect borrowers and result in increased credit losses.

Nonperforming Assets
(In thousands)

                                                 As of December 31,
                                   -----------------------------------------------
                                    2004      2003      2002      2001      2000
                                   -------   -------   -------   -------   -------
  Nonperforming assets:
  Nonaccrual loans                 $ 3,450   $ 5,174   $ 3,614   $ 2,266   $ 3,222
  Loans past due 90 days or more
  and still accruing interest           65        53        65         6        --
  Other real estate                  5,559     5,191     1,662     2,707     1,007

Investment Activities

Our investment portfolio plays a primary role in management of liquidity and interest rate sensitivity and, therefore, is managed in the context of the overall balance sheet. The securities portfolio generates a substantial percentage of our interest income and serves as a necessary source of liquidity.

Management attempts to deploy investable funds into instruments that are expected to increase the overall return of the portfolio given the current assessment of economic and financial conditions, while maintaining acceptable levels of capital, and interest rate and liquidity risk.

The accompanying table presents the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2004, 2003, and 2002; and the intervals of maturities or repricings at December 31, 2004:

Investment Securities
(Dollars in thousands)

                                           As of December 31, 2004            As of December 31, 2003
                                      --------------------------------   --------------------------------
                                                              Weighted                           Weighted
                                      Amortized      Fair     Average    Amortized      Fair     Average
                                        Cost        Value      Yield       Cost        Value      Yield
                                      ---------   ---------   --------   ---------   ---------   --------
U.S. government agencies and
mortgage backed                       $ 104,896   $ 103,777     3.09%    $ 106,771   $ 106,281     3.32%
State and municipal obligations (1)      31,936      32,285     5.69        32,617      32,850     5.77
Other debt securities                        --          --     0.00            95         109     7.00
Other equity                              5,547       5,541     3.26         4,444       4,442     4.00
                                      ---------   ---------              ---------   ---------
   Total investment securities (1)    $ 142,379   $ 141,603     3.70%    $ 143,927   $ 143,682     3.90%
                                      =========   =========              =========   =========

                                           As of December 31, 2002
                                      --------------------------------
                                                              Weighted
                                      Amortized      Fair     Average
                                        Cost        Value      Yield
                                      ---------   ---------   --------
U.S. government agencies and
mortgage backed                       $ 115,309   $ 117,412     4.58%
State and municipal obligations (1)       7,036       7,351     7.44
Other debt securities                       306         321     6.83
Other equity                              3,732       3,732     5.58
                                      ---------   ---------
   Total investment securities (1)    $ 126,383   $ 128,816     4.58%
                                      =========   =========

                                             As of December 31, 2004
                                      -------------------------------------
                                                              After One
                                            Within             Year to
                                           One Year          Five Years
                                      -----------------   -----------------
                                       Amount     Yield    Amount     Yield
                                      --------   ------   --------   ------

U.S. government agencies and
mortgage backed                       $ 10,381    2.14%   $ 64,600    2.82%
State and municipal obligations (1)         81    6.85       1,298    4.66
                                      --------            --------
   Total debt securities (1)          $ 10,462    2.18%   $ 65,898    2.86%
                                      ========            ========

                                                         As of December 31, 2004
                                      ------------------------------------------------------------
                                          After Five
                                           Years to             After
                                          Ten Years          Ten Years                    Weighted
                                      -----------------   -----------------               Average
                                       Amount     Yield    Amount     Yield     Total     Yield(1)
                                      --------    -----   --------   ------   ---------   --------
U.S. government agencies and
mortgage backed                       $ 23,509    3.92%   $  5,287    4.48%   $ 103,777     3.09%
State and municipal obligations (1)      6,997    4.10      23,909    3.93       32,285     4.00
                                      --------            --------            ---------
   Total debt securities (1)          $ 30,506    3.96%   $ 29,196    4.03%   $ 136,062     3.31%
                                      ========            ========            =========

----------
(1)   Yields stated on a tax equivalent basis.

See also Note 3 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company's off-balance sheet risk exposure is presented in Note 16 to the accompanying consolidated financial statements.

Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

For a complete discussion on market risk and how the Company addresses this risk, see Item 7A of this Annual Report on Form 10-K.

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

Application of Critical Accounting Policies

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company's 2004 Annual Report. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

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

Interest rate risk management is a part of the Company's overall asset/liability management process. The primary oversight of asset/liability management rests with the Company's Asset and Liability Committee, which is comprised of senior management and members of the Company's Board of Directors. The committee meets on a regular basis to review the asset/liability management activities of the Company and monitor compliance with established policies. An independent member of the Board of Directors chairs the committee and reports on its activities to the full Board.

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

Interest Sensitivity Analysis
(Dollars in thousands)

                                                                  Total       Total
                                          1 - 90     91 - 365   Sensitive   Sensitive
                                           Day         Day        Within      Over
                                        Sensitive   Sensitive    One Year    One Year     Total
                                        ---------   ---------   ---------   ---------   ---------
Interest earning assets:
Loans, net of nonaccruals               $ 465,208   $  33,980   $ 499,188   $ 160,722   $ 659,910
U. S. government agency                     4,500       5,795      10,295      94,601     104,896
State and municipal obligations                --          80          80      31,856      31,936
Other investment securities                 4,442          --       4,442       1,105       5,547
Overnight deposits                          5,193          --       5,193          --       5,193
                                        ---------   ---------   ---------   ---------   ---------
   Total interest earning assets          479,343      39,855     519,198     288,284     807,482
                                        ---------   ---------   ---------   ---------   ---------

Interest bearing liabilities:
NOW                                        19,912          --      19,912      13,275      33,187
MMI                                        69,832          --      69,832      69,832     139,664
Savings                                    11,655          --      11,655       7,770      19,425
Time deposits                             214,520     109,613     324,133     129,066     453,199
Overnight borrowings                       21,534          --      21,534          --      21,534
Other borrowings                           20,000          --      20,000      25,000      45,000
                                        ---------   ---------   ---------   ---------   ---------
   Total interest bearing liabilities     357,453     109,613     467,066     244,943     712,009
                                        ---------   ---------   ---------   ---------   ---------

Interest sensitivity gap                $ 121,890   $ (69,758)  $  52,132   $  43,341   $  95,473
                                        =========   =========   =========   =========   =========
Ratio of interest sensitive assets to
liabilities                                  1.34        0.37        1.11        1.18        1.13

The measurement of the Company's interest rate sensitivity, or "gap", is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, "Interest Sensitivity Analysis," indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2004, to be 1.11%. This ratio indicates that a larger balance of assets compared to liabilities, could potentially reprice during the upcoming twelve-month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. The overall risk to net interest income is also influenced by the Company's level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index. Approximately 64.2% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

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

The table, "Market Sensitive Financial Instruments Maturities," presents the Company's financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2004.

Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

                                           Contractual Maturities as of December 31, 2004
                          ------------------------------------------------------------------------------
                                                                                      After
                                                                                      Five
                             2005       2006       2007       2008        2009        Years      Total
                          ---------   --------   --------   --------   ---------   ---------   ---------
Financial assets:
   Debt securities        $  10,462   $ 18,888   $ 20,370   $ 16,550   $  10,090   $  59,702   $ 136,062
   Loans:
      Fixed rate             74,924     31,389     22,890     23,408      36,864      48,160     237,635
      Variable rate         152,097     42,252     30,812     43,777      68,944      87,909     425,791
                          ---------   --------   --------   --------   ---------   ---------   ---------
         Total            $ 237,483   $ 92,529   $ 74,072   $ 83,735   $ 115,898   $ 195,771   $ 799,488
                          =========   ========   ========   ========   =========   =========   =========

Financial liabilities:
   NOW                    $  33,187   $     --   $     --   $     --   $      --   $      --   $  33,187
   MMI                      139,663         --         --         --          --          --     139,663
   Savings                   19,425         --         --         --          --          --      19,425
   Time deposits            324,272     88,685     19,754     10,500       9,655         334     453,200
   Other borrowings          20,000         --     15,000         --          --      10,000      45,000
   Federal funds
      purchased and
      retail repurchase      21,534         --         --         --          --          --      21,534
                          ---------   --------   --------   --------   ---------   ---------   ---------
         Total            $ 558,081   $ 88,685     34,754   $ 10,500   $   9,655   $  10,334   $ 712,009
                          =========   ========   ========   ========   =========   =========   =========


                              Average
                             Interest    Estimated
                               Rate     Fair Value
                             --------   ----------
Financial assets:
   Debt securities             3.30%      136,041
   Loans:
      Fixed rate               7.29       248,134
      Variable rate            6.06       414,314
                                          -------
         Total                            798,489
                                          =======

Financial liabilities:
   NOW                         0.10        28,986
   MMI                         2.58       138,142
   Savings                     0.18        17,012
   Time deposits               2.61       456,616
   Other borrowings            3.30        45,215
   Federal funds
      purchased and retail
      repurchase               2.55        21,534
                                          -------
         Total                            707,505
                                          =======

                         QUARTERLY FINANCIAL INFORMATION

The following table sets forth, for the periods indicated, certain of our consolidated quarterly financial information. This information is derived from our unaudited financial statements, which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. This information should be read in conjunction with our consolidated financial statements included elsewhere in this report. The results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data
(Dollars in thousands, except per share data)

         2004                          4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
         ----                         --------   --------   --------   --------

Interest income                       $ 12,317   $ 11,275   $ 10,441   $ 10,438
Interest expense                         4,211      3,891      3,396      3,589
                                      --------   --------   --------   --------

Net interest income                      8,106      7,384      7,045      6,849
Provision for credit losses                330        285        272        388
                                      --------   --------   --------   --------

Net interest income after provision
   for credit losses                     7,776      7,099      6,773      6,461
                                      --------   --------   --------   --------

Noninterest income                       1,945      1,695      2,604      1,841
Noninterest expense                      6,760      5,969      5,590      5,446
                                      --------   --------   --------   --------

Income before income taxes               2,961      2,825      3,787      2,856
Provision for income taxes                 941        913      1,274        961
                                      --------   --------   --------   --------
Net income                            $  2,020   $  1,912   $  2,513   $  1,895
                                      ========   ========   ========   ========

Earnings per share:
   Basic                              $   0.37   $   0.35   $   0.45   $   0.35
   Diluted                            $   0.35   $   0.34   $   0.44   $   0.33

         2003                          4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
         ----                         --------   --------   --------   --------

Interest income                       $ 10,330   $ 10,323   $ 10,382   $ 10,552
Interest expense                         3,733      4,118      4,382      4,532
                                      --------   --------   --------   --------

Net interest income                      6,597      6,205      6,000      6,020
Provision for credit losses                351        303        282        495
                                      --------   --------   --------   --------

Net interest income after provision
   for credit losses                     6,246      5,902      5,718      5,525
                                      --------   --------   --------   --------

Noninterest income                       1,853      2,011      1,767      1,794
Noninterest expense                      5,185      5,012      4,758      4,612
                                      --------   --------   --------   --------

Income before income taxes               2,914      2,901      2,727      2,707
Provision for income taxes                 914        965        953        957
                                      --------   --------   --------   --------

Net income                            $  2,000   $  1,936   $  1,774   $  1,750
                                      ========   ========   ========   ========
Earnings per share:
   Basic                              $   0.37   $   0.35   $   0.32   $   0.31
   Diluted                            $   0.35   $   0.34   $   0.31   $   0.30

                         MANAGEMENT'S REPORT ON INTERNAL
                        CONTROL OVER FINANCIAL REPORTING

Management of FNB Financial Services Corporation (the Company) is responsible for preparing the Company's annual consolidated financial statements and for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of the Company's internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C), as of December 31, 2004 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's registered public accounting firm that audited the Company's consolidated financial statements included in this annual report has issued an attestation report on management's assessment of internal control over financial reporting.

Management is also responsible for compliance with laws and regulations relating to safety and soundness which are designated by the FDIC and the appropriate federal banking agency. Management assessed its compliance with these designated laws and regulations relating to safety and soundness and believes that the Company complied, in all significant respects, with such laws and during the year ended December 31, 2004.

FNB Financial Services Corporation
March 9, 2005


/s/ ERNEST J. SEWELL
-----------------------
Ernest J. Sewell
President and Chief Executive Officer


/s/ PRESSLEY A. RIDGILL
-----------------------
Pressley A. Ridgill
Executive Vice President and Chief Operating Officer


/s/ MICHAEL W. SHELTON
---------------------------
Michael W. Shelton
Senior Vice President and Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB Financial Services Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that FNB Financial Services Corporation (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that FNB Financial Services Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, FNB Financial Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FNB Financial Services Corporation as of December 31, 2004 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flow for the year then ended, and our report dated March 9, 2005, expressed an unqualified opinion on these consolidated financial statements.

We do not express an opinion or any other form of assurance on management's statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC
Sanford,  North Carolina
March 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
FNB Financial Services Corporation and Subsidiary
Greensboro, North Carolina

We have audited the accompanying consolidated balance sheet of FNB Financial Services Corporation and Subsidiary as of December 31, 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial Services Corporation and Subsidiary as of December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNB Financial Services Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2005 expressed unqualified opinions on both management's assessment of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting.


/s/ Dixon Hughes PLLC

Sanford, North Carolina
March 9, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and   Shareholders  of  FNB  Financial   Services
Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of FNB Financial Services Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 1, 2004

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets

December 31, 2004 and 2003
(Dollars in thousands, except per share data)

                                                                                    2004        2003
                                                                                  ---------   ---------
ASSETS

Cash and due from banks .......................................................   $  24,246   $  29,319
Investment securities:
   Available for sale .........................................................     137,161     139,799
   Federal Home Loan Bank and Federal Reserve Bank Stock, at cost .............       4,442       3,882
Loans, net of allowance for credit losses of  $7,353 in 2004 and $7,124 in
   2003 .......................................................................     656,073     574,260
Premises and equipment, net ...................................................      13,144      13,031
Accrued income and other assets ...............................................      30,269      20,635
                                                                                  ---------   ---------
      Total assets ............................................................   $ 865,335   $ 780,926
                                                                                  =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing .........................................................   $  78,810   $  69,982
  Interest-bearing ............................................................     645,475     571,925
                                                                                  ---------   ---------
       Total deposits .........................................................     724,285     641,907
Federal funds purchased and retail repurchase agreements ......................      21,534      15,363
Other borrowings ..............................................................      45,000      55,500
Accrued expenses and other liabilities ........................................       4,086       2,406
                                                                                  ---------   ---------
       Total liabilities ......................................................     794,905     715,176
                                                                                  ---------   ---------

Commitments and Contingent Liabilities: See Note 16.

Shareholders' equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued ....          --          --
Common stock, $1.00 par value;
   Authorized - 40,000,000 shares; Outstanding -
   5,550,326 in 2004 and 5,478,664 in 2003 ....................................       5,550       5,479
Paid-in capital ...............................................................      21,367      22,025
Retained earnings .............................................................      43,986      38,395
Accumulated other comprehensive loss ..........................................        (473)       (149)
                                                                                  ---------   ---------
      Total shareholders' equity ..............................................      70,430      65,750
                                                                                  ---------   ---------
      Total liabilities and shareholders' equity ..............................   $ 865,335   $ 780,926
                                                                                  =========   =========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

                                                               2004       2003       2002
                                                             --------   --------   --------
Interest income
   Loans .................................................   $ 39,609   $ 36,196   $ 37,199
   Federal funds sold and overnight deposits .............        194         84        205
   Investment securities
      Taxable ............................................      3,146      4,059      5,375
      Tax exempt .........................................      1,343      1,076        297
   Other .................................................        180        172        232
                                                             --------   --------   --------
         Total interest income ...........................     44,472     41,587     43,308
                                                             --------   --------   --------
Interest expense
   Deposits ..............................................     13,559     15,190     18,022
   Short-term borrowings .................................        151        157        247
   Long-term debt ........................................      1,377      1,418      1,286
                                                             --------   --------   --------
         Total interest expense ..........................     15,087     16,765     19,555
                                                             --------   --------   --------
Net interest income ......................................     29,385     24,822     23,753
Provision for credit losses ..............................      1,275      1,431      1,300
                                                             --------   --------   --------
Net interest income after provision for credit losses ....     28,110     23,391     22,453
                                                             --------   --------   --------
Noninterest income
   Service charges on deposit accounts ...................      3,769      3,585      2,819
   Mortgage banking fees .................................      2,233      2,019      1,144
   Investment services fees ..............................        507        670        308
   Net gain on securities available for sale .............        109        564        318
   Net gain on disposition of branch .....................        700         --         --
   Other noninterest income ..............................        768        587        696
                                                             --------   --------   --------
         Total noninterest income ........................      8,086      7,425      5,285
                                                             --------   --------   --------
Noninterest expense
   Salaries and employee benefits ........................     12,401     10,512      9,787
   Occupancy expense .....................................      1,392      1,150      1,053
   Furniture and equipment expense .......................      2,873      2,403      1,926
   Telecommunications expense ............................        616        635        461
   Marketing expense .....................................        942        682        289
   Printing and supply expense ...........................        533        427        443
   Other noninterest expense .............................      5,009      3,758      3,470
                                                             --------   --------   --------
         Total noninterest expenses ......................     23,766     19,567     17,429
                                                             --------   --------   --------
Income before provision for income taxes .................     12,430     11,249     10,309
Provision for income taxes ...............................      4,090      3,789      3,527
                                                             --------   --------   --------
Net income ...............................................      8,340      7,460      6,782
Other comprehensive loss .................................       (324)    (1,633)       (12)
                                                             --------   --------   --------
Comprehensive income .....................................   $  8,016   $  5,827   $  6,770
                                                             ========   ========   ========
Net income per share, basic ..............................   $   1.52   $   1.35   $   1.19
                                                             ========   ========   ========
Net income per share, diluted ............................   $   1.46   $   1.30   $   1.17
                                                             ========   ========   ========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity

Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

                                                                2004         2003      2002
                                                               --------   --------   --------
Common stock
   Balance at beginning of period ..........................   $  5,479   $  4,467   $  4,569
   Stock repurchase ........................................       (184)      (126)      (246)
   Stock split effected in the form of a stock dividend ....         --      1,097         --
   Exercise of stock options ...............................        255         41        144
                                                               --------   --------   --------
   Balance at end of period ................................      5,550      5,479      4,467
                                                               --------   --------   --------

Paid-in capital
   Balance at beginning of period ..........................     22,025     23,833     26,465
   Stock repurchase ........................................     (3,266)    (2,204)    (3,883)
   Exercise of stock options ...............................      2,332        392      1,249
   Tax benefit from exercise of stock options ..............        276         --         --
   Employee stock awards ...................................         --          4          2
                                                               --------   --------   --------
   Balance at end of period ................................     21,367     22,025     23,833
                                                               --------   --------   --------

Retained earnings
   Balance at beginning of period ..........................     38,395     34,549     30,178
   Net income ..............................................      8,340      7,460      6,782
   Cash dividends paid .....................................     (2,749)    (2,512)    (2,411)
   Cash paid for fractional shares .........................         --         (5)        --
   Stock split effected in the form of a stock dividend ....         --     (1,097)        --
                                                               --------   --------   --------
   Balance at end of period ................................     43,986     38,395     34,549
                                                               --------   --------   --------

Accumulated other comprehensive income (loss)
   Balance at beginning of period ..........................       (149)     1,484      1,496
   Other comprehensive loss ................................       (324)    (1,633)       (12)
                                                               --------   --------   --------
   Balance at end of period ................................       (473)      (149)     1,484
                                                               --------   --------   --------
      Total shareholders' equity ...........................   $ 70,430   $ 65,750   $ 64,333
                                                               ========   ========   ========

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

                                                                                              2004        2003        2002
                                                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................   $   8,340   $   7,460   $   6,782
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, accretion, and amortization .........................................       1,455       2,401       1,490
      Provision for credit losses .......................................................       1,275       1,431       1,300
      Gain on sale of securities available for sale .....................................        (109)       (564)       (318)
      Gain on disposal of premises and equipment ........................................        (106)         (4)       (104)
      Gain on sale of branching operation ...............................................        (700)         --          --
      Deferred income taxes .............................................................        (397)       (329)        324
      Net change in loans held for sale .................................................      (9,233)       (557)     (2,190)
      Changes in assets and liabilities:
         (Increase) decrease in other assets ............................................         476      (1,672)         34
         Increase (decrease) in other liabilities .......................................       1,956        (649)     (1,744)
                                                                                            ---------   ---------   ---------
            Net cash provided by operating activities ...................................       2,957       7,517       5,574
                                                                                            ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales, calls, and maturities of securities available for sale...........      31,059     108,015      92,311
   Purchase of securities available for sale ............................................     (29,632)   (130,562)    (92,354)
   Purchase of premises and equipment ...................................................      (2,084)     (3,617)       (599)
   Proceeds from disposal of premises and equipment .....................................         292          --          --
   Proceeds from sale of branch, net of cash transferred ................................         700          --          --
   (Increase) decrease in other real estate owned .......................................        (367)        561        (480)
   Net increase in loans ................................................................     (82,435)    (19,708)    (27,781)
                                                                                            ---------   ---------   ---------
            Net cash used in investing activities .......................................     (82,467)    (45,311)    (28,903)
                                                                                            ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits .............................................................      82,379      36,898      18,244
   Net increase (decrease) in other borrowings ..........................................     (10,500)      3,000      22,500
   Net increase (decrease) in federal funds purchased and retail repurchase agreements ..       6,171       7,105     (11,419)
   Repurchase of common stock ...........................................................      (3,450)     (2,330)     (4,129)
   Proceeds from issuance of common stock ...............................................       2,589         433       1,395
   Cash dividends paid and cash paid in lieu of fractional shares .......................      (2,752)     (2,517)     (2,411)
                                                                                            ---------   ---------   ---------
            Net cash provided by financing activities ...................................      74,437      42,589      24,180
                                                                                            ---------   ---------   ---------

   Net increase (decrease) in cash and cash equivalents .................................      (5,073)      4,795         851
   Cash and cash equivalents, beginning of year .........................................      29,319      24,524      23,673
                                                                                            ---------   ---------   ---------
   Cash and cash equivalents, end of year ...............................................   $  24,246   $  29,319   $  24,524
                                                                                            =========   =========   =========

Supplemental disclosures
Transfer of loans to other real estate ..................................................   $   2,312   $   4,254   $   1,526
Increase (decrease) in fair value of securities available for sale, net of tax ..........        (324)     (1,633)        (12)
Interest paid on deposits and borrowed funds ............................................      15,104      17,559      19,915
Income taxes paid .......................................................................       4,680       3,651       3,854

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

Nature of operations

FNB Southeast provides a variety of financial services to individual and corporate customers in North Carolina through its thirteen full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Bank's North Carolina customers are located in Rockingham, Guilford, and New Hanover Counties. The Bank also provides a variety of financial services to customers in Virginia through its four full-service branches in Norton, Harrisonburg, and Pennington Gap, Virginia. A majority of the Bank's Virginia customers are located in Wise, Russell, Lee, Rockingham, and Augusta Counties. FNB Southeast's primary deposit products are interest-bearing checking accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. The provision for depreciation and amortization is computed principally by the straight-line method over the estimated useful lives of the assets. Useful lives are estimated at 20 to 40 years for buildings and 3 to 10 years for equipment. Leasehold improvements are amortized over the expected terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expenditures for maintenance and repairs are charged to operations, and the expenditures for major replacements and betterments are added to the premises and equipment accounts. The cost and accumulated depreciation of the premises and equipment retired or sold are eliminated from the appropriate asset accounts at the time of retirement or sale and the resulting gain or loss is reflected in current operations.

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

Per share data

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised solely of outstanding options to purchase shares of common stock, by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.

Sales of loans

Gains and losses on the sale of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements during the year of sale.

Off balance sheet arrangements

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

Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, the providing of financial services, including banking, mortgage, and investment services, to customers located in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina; Norton, Harrisonburg, and Pennington Gap, Virginia; and surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, rather than the individual branches or products.

There are no  differences  between the  measurements  used in reporting  segment
information   and  those  used  in  the  Company's   general-purpose   financial
statements.

Stock based compensation

The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 123 and SFAS No. 148, is disclosed as follows.

      (Dollars in thousands, except per share data)      2004      2003      2002
      ---------------------------------------------     -------   -------   -------
      Net income, as reported                           $ 8,340   $ 7,460   $ 6,782
      Less: Stock based compensation as calculated
      per fair value method, net of tax effect             (346)     (254)     (349)
                                                        -------   -------   -------
      Proforma net income                               $ 7,994   $ 7,206   $ 6,433

      Earnings per share:
      Basic - as reported                               $  1.52   $  1.35   $  1.19
      Basic - proforma                                  $  1.46   $  1.30   $  1.13
      Diluted - as reported                             $  1.46   $  1.30   $  1.17
      Diluted - proforma                                $  1.41   $  1.26   $  1.10

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain proforma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending September 30, 2005. If we had included the cost of employee stock option compensation in our consolidated financial statements, our net income for the fiscal years ended December 31, 2004, 2003 and 2002 would have decreased by approximately $346,000, $254,000, and $349,000, respectively. Accordingly, the adoption of SFAS No. 123(R) is expected to have a material effect on our consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences relate to a deterioration of credit quality. The SOP also prohibits companies from "carrying over" or creating a valuation allowance in the initial accounting for loans acquired that meet the scope criteria of the SOP. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations.

In March 2004, the Emerging Issues Task Force ("EITF") released EITF Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The Issue provides guidance for determining whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. The recognition and measurement guidance for other-than-temporary impairment has been delayed by the issuance of FASB Staff Position EITF 03-1-1 on September 30, 2004. The adoption of Issue 03-1 did not result in any other-than-temporary impairment.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the consolidated financial statements.

Reclassification

Certain  items for 2003 and 2002 have been  reclassified  to conform to the 2004
presentation.   Such   reclassifications   had  no  effect  on  net   income  or
shareholders' equity as previously reported.

Note 2 - Restriction on cash and due from banks

The Bank maintains average required reserve balances with the Federal Reserve. The average amounts of these reserve balances for the years ended December 31, 2004 and 2003 were $1,922,000 and $1,943,000, respectively.

Note 3 - Investment securities

Investment securities at December 31 consist of the following:

                                                         Gross         Gross     Estimated
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   ---------
                                                           (In thousands)
2004:
Available for sale:
   U.S. government agency securities ...   $  82,889    $   113      $ (1,200)   $  81,802
   Mortgage backed securities ..........      22,007         92          (124)      21,975
   State and municipal obligations .....      31,936        586          (237)      32,285
   Other ...............................       1,105         --            (6)       1,099
                                           ---------    -------      --------    ---------
   Total available for sale ............     137,938        791        (1,567)     137,161
Federal Home Loan Bank and Federal
   Reserve Bank stock ..................       4,442         --            --        4,442
                                           ---------    -------      --------    ---------
      Total investment securities ......   $ 142,379    $   791      $ (1,567)   $ 141,603
                                           =========    =======      ========    =========

2003:
Available for sale:
   U.S. government agency securities       $  88,534    $   489      $   (972)   $  88,051
   Mortgage backed securities ..........      18,237        153          (160)      18,230
   State and municipal obligations .....      32,617        561          (328)      32,850
   Other ...............................         656         14            (2)         668
                                           ---------    -------      --------    ---------
   Total available for sale ............     140,044      1,217        (1,462)     139,799
Federal Home Loan Bank and Federal
   Reserve Bank stock ..................       3,882         --            --        3,882
                                           ---------    -------      --------    ---------
      Total investment securities ......   $ 143,926    $ 1,217      $ (1,462)   $ 143,681
                                           =========    =======      ========    =========

The aggregate cost of the Company's cost method equity investment, Federal Home Loan Bank stock and Federal Reserve Bank stock, totaled $4,442,000 at December 31, 2004. The Company estimated that the fair value equaled the cost of the investment (that is, the investment was not impaired) with an aggregate cost of $4,442,000.

The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized position, at December 31, 2004 and 2003. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Since none of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations, none of the securities are deemed to be other than temporarily impaired.

                 2004                 Less than 12 months      12 months or more            Total
                 ----                ---------------------   ---------------------   ---------------------
                                       Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                                       value      losses       value      losses       value      losses
                                     --------   ----------   --------   ----------   --------   ----------
   (In thousands)
   Investment securities:
   U.S. government agency
   securities                        $ 40,076      $ 340     $ 29,800     $   860    $ 69,876    $ 1,200
   Mortgage backed securities           6,467         24        6,623         100      13,090        124
   State and municipal obligations      5,602         55        4,984         182      10,586        237
   Other                                1,099          6           --          --       1,099          6
                                     --------      -----     --------     -------    --------    -------
   Total temporarily impaired
   securities                        $ 52,145      $ 425     $ 41,407     $ 1,142    $ 93,552    $ 1,567
                                     ========      =====     ========     =======    ========    =======

                 2003                 Less than 12 months      12 months or more            Total
                 ----                ---------------------   ---------------------   ---------------------
                                       Fair     Unrealized     Fair     Unrealized     Fair     Unrealized
                                       value      losses       value      losses       value      losses
                                     --------   ----------   --------   ----------   --------   ----------
   (In thousands)
   Investment securities:
   U.S. government agency
   securities                        $ 52,990     $   972      $ --        $ --      $ 52,990    $   972
   Mortgage backed securities          11,761         162        --          --        11,761        162
   State and municipal obligations     14,529         328        --          --        14,529        328
                                     --------     -------      ----        ----      --------    -------
   Total temporarily impaired
   securities                        $ 79,280     $ 1,462      $ --        $ --      $ 79,280    $ 1,462
                                     ========     =======      ====        ====      ========    =======

The amortized cost and estimated market value of debt securities at December 31, 2004, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Amortized   Estimated
                                             Cost     Fair Value
                                          ---------   ----------
                                              (In thousands)
   Due in one year or less ............   $  10,482    $  10,462
   Due after one through five years ...      66,852       65,898
   Due after five through ten years ...      30,342       30,506
   Due after ten years ................      29,156       29,196
                                          ---------    ---------
      Total debt securities ...........   $ 136,832    $ 136,062
                                          =========    =========

Proceeds from the sale of investment securities available for sale, gross realized gains, and gross realized losses for the years ended December 31 were as follows:

                                             2004        2003      2002
                                           --------   ---------   -------
                                                    (In thousands)
   Proceeds from sales .................   $ 15,195   $ 104,715   $ 3,913
   Gross realized gains ................        150         564       318
   Gross realized losses ...............         41          --        --

At December 31, 2004 and 2003,  investment  securities  with a carrying value of
approximately  $69,479,000  and  $68,027,000,   respectively,  were  pledged  as
collateral to secure public deposits and for other purposes.

Note 4 - Loans

Major classifications of loans at December 31, are as follows:

                                                       2004        2003
                                                     ---------   ---------
                                                        (In thousands)
   Commercial, financial and agricultural.........   $  83,332   $  90,224
   Consumer.......................................     137,332     118,557
   Real estate:
      Residential mortgage........................     124,436      95,939
      Commercial mortgage.........................     166,491     159,953
      Construction................................     162,143     117,786
                                                     ---------   ---------
   Subtotal loans.................................     673,734     582,459
   Loans held for sale............................      10,308       1,075
                                                     ---------   ---------
                Gross loans.......................   $ 663,426   $ 581,384
                                                     =========   =========

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

At December 31, 2004 and 2003, the recorded investment in loans considered impaired was approximately $14,417,000 and $10,615,000, respectively. The related allowance for credit losses on these impaired loans was approximately $915,000 and $2,085,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was approximately $11,851,000, $12,437,000, and $9,881,000 respectively.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming loans at December 31, 2004 consisted of $3,450,000 of nonaccrual loans and $65,000 of loans 90 days or more past due and still accruing interest. Nonperforming loans at December 31, 2003 consisted of $5,174,000 of nonaccrual loans and $53,000 of loans 90 days or more past due and still accruing interest. Nonperforming loans at December 31, 2002 consisted of $3,314,000 of nonaccrual loans and $65,000 of loans 90 days or more past due and still accruing interest. The amount of interest income recorded on nonperforming loans during 2004, 2003 and 2002 amounted to $186,000, $142,000 and $475,000, respectively. Interest income on nonperforming loans is recorded when cash is actually received.

The amount of potential problem loans totaled $14,417,000 at December 31, 2004. These loans are considered impaired by the Company. There are no other identified potential problem loans at December 31, 2004.

Certain 1 to 4 family residential mortgage loans are held as collateral under a blanket floating lien to secure a portion of the Bank's borrowings (see Note 9).

Note 5 - Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31 were as follows:

                                       2004       2003       2002
                                     --------   --------   --------
                                              (In thousands)
  Balance at beginning of year ...   $  7,124   $  7,059   $  6,731
  Provision for credit losses ....      1,275      1,431      1,300
  Recoveries .....................         77        181        298
  Losses charged off .............     (1,123)    (1,547)    (1,270)
                                     --------   --------   --------
  Balance at end of year .........   $  7,353   $  7,124   $  7,059
                                     ========   ========   ========

Note 6 - Premises and equipment

Premises and equipment at December 31 is summarized as follows:

                                                         2004       2003
                                                       --------   --------
                                                          (In thousands)
  Land .............................................   $  3,192   $  3,724
  Building and leasehold improvements ..............      8,241      8,385
  Equipment ........................................     14,790     12,549
                                                       --------   --------
  Subtotal .........................................     26,223     24,658
  Less accumulated depreciation and amortization ...     13,079     11,627
                                                       --------   --------
     Total premises and equipment, net .............   $ 13,144   $ 13,031
                                                       ========   ========

Note 7 - Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $126,472,000 and $194,802,000 in 2004 and 2003, respectively. The accompanying table presents the scheduled maturities of time deposits at December 31, 2004.

  Year ending December 31,     (In thousands)
  --------------------------   --------------
  2005 .....................     $ 324,272
  2006 .....................        88,685
  2007 .....................        19,754
  2008 .....................        10,500
  2009 .....................         9,655
  Thereafter ...............           334
                                 ---------
     Total time deposits ...     $ 453,200
                                 =========

Note 8 - Federal funds purchased, retail repurchase agreements and other borrowings

The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings:

                                                                                               Maximum
                                           Balance     Interest Rate              Average    Outstanding
                                            as of          as of        Average   Interest     at Any
       (dollars in thousands)            December 31    December 31     Balance     Rate      Monthend
                                         -----------   -------------   --------   --------   -----------
2004
Federal funds purchased and securities
   sold under agreements to repurchase    $ 21,534         1.82%       $ 16,747     0.91%     $ 25,992
FHLB borrowings ......................      45,000         3.30%         47,393     2.91%       57,500
                                          --------                     --------               --------
      Total ..........................    $ 66,534                     $ 64,140               $ 83,492
                                          ========                     ========               ========

2003
Federal funds purchased and securities
   sold under agreements to repurchase    $ 15,363         1.24%       $ 14,479     1.41%     $ 18,131
FHLB borrowings ......................      55,500         2.65%         47,724     2.28%       67,500
                                          --------                     --------               --------
      Total                               $ 70,863                     $ 62,203               $ 85,631
                                          ========                     ========               ========

At December 31, 2004, the Bank had an approximately $130 million line of credit with the FHLB under which $45.0 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $20.0 million maturing in 2005, $15.0 million maturing in 2007, and $10.0 million maturing in 2011. The borrowings maturing in 2007 and 2011 both have one time call features, and may be converted to a floating rate based on the three month LIBOR rate at their respective call date.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States government or its agencies.

Note 9 - Income taxes

The components of income tax expense for the years ended December 31 are as follows:

                                         2004      2003      2002
                                        -------   -------   -------
                                               (In thousands)
Current tax expense
   Federal ..........................   $ 3,864   $ 3,721   $ 2,928
   State ............................       623       397       275
                                        -------   -------   -------
      Total current .................     4,487     4,118     3,203
                                        -------   -------   -------
Deferred tax (benefit) expense
   Federal ..........................      (290)     (299)      282
   State ............................      (107)      (30)       42
                                        -------   -------   -------
      Total deferred ................      (397)     (329)      324
                                        -------   -------   -------
         Total income tax expense ...   $ 4,090   $ 3,789   $ 3,527
                                        =======   =======   =======

The significant components of deferred tax assets at December 31 are as follows:

                                                               2004      2003
                                                              -------   ------
                                                                (In thousands)
Deferred tax assets:
   Allowance for credit losses ............................   $ 2,855   $ 2,671
   Non-qualified deferred compensation plans ..............       616       285
   Deferred loan fees .....................................       484       272
   Nonaccrual interest ....................................       216       178
   Net unrealized gain on securities available for sale ...       303        96
   Other ..................................................       200        67
                                                              -------   -------
      Total ...............................................     4,674     3,569
Deferred tax liabilities:
   Depreciable basis of property and equipment ............       911       636
   Prepaid expenses .......................................       180        --
   Other ..................................................        46        --
                                                              -------   -------
      Total ...............................................     1,137       636
                                                              -------   -------
Net deferred tax assets ...................................   $ 3,537   $ 2,933
                                                              =======   =======

There is no valuation allowance for deferred tax assets, as management believes that realization of the deferred tax assets will more likely than not be realized. The provision for income taxes differs from that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

                                                     2004      2003      2002
                                                    -------   -------   -------
                                                           (In thousands)
Tax based on statutory rates ....................   $ 4,350   $ 3,825   $ 3,505
Increase (decrease) resulting from:
   Effect of tax-exempt income ..................      (427)     (326)     (101)
   State income taxes, net of federal benefit ...       335       218       229
   Other, net ...................................      (168)       72      (106)
                                                    -------   -------   -------
   Total provision for income taxes .............   $ 4,090   $ 3,789   $ 3,527
                                                    =======   =======   =======

Note 10 - Lease commitments

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2004, are as follows:

Year Ending December 31          (In thousands)
------------------------------   --------------

2005 .........................      $   686
2006 .........................          748
2007 .........................          754
2008 .........................          608
2009 .........................          590
Thereafter ...................          545
                                    -------
   Total lease commitments ...      $ 3,931
                                    =======

Rental expense was $722,000 in 2004, $458,000 in 2003, and $429,000 in 2002.

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

  (In thousands)                 2004       2003
                               --------   --------
  Balance, beginning of year   $  4,695   $  4,936
  Advances during year            1,251      1,990
  Repayments during year         (2,355)    (2,231)
                               --------   --------
  Balance, end of year         $  3,591   $  4,695
                               ========   ========

      ----------
      NOTE: Unused credit available at December 31, 2004 totaled $3,252,000.

Note 12 - Stock based compensation

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

                                    2004                   2003                    2002
                           ---------------------   --------------------   ----------------------
                                        Weighted               Weighted                 Weighted
                                          Avg.                   Avg.                     Avg.
                                        Exercise               Exercise                 Exercise
                            Options      Price      Options      Price      Options       Price
                           ----------   --------   ---------   --------   -----------   --------
Outstanding -
   Beginning of year ...      901,409    $ 12.44     787,014    $ 12.11     1,016,691    $ 11.57
   Granted .............      140,000      19.94     218,125      13.44         6,250      13.38
   Exercised ...........     (257,597)     10.04     (54,812)      9.44      (180,479)      7.81
   Forfeited ...........      (14,170)     15.80     (48,918)     14.94       (55,448)     15.89
                           ----------              ---------              -----------
Outstanding - End
   of year .............      769,642    $ 14.55     901,409    $ 12.44       787,014    $ 12.11
                           ==========              =========              ===========
Exercisable - End
   of year .............      472,755    $ 13.68     630,167    $ 12.37       618,573    $ 12.57
                           ==========              =========              ===========
Weighted average fair
value of options granted
during the year ........   $     3.79              $    2.08              $      1.83
                           ==========              =========              ===========

The following is a summary of information on outstanding and exercisable options at December 31, 2004:

                         Options Outstanding                              Options Exercisable
--------------------------------------------------------------------   -------------------------
                                Weighted Average        Weighted                     Weighted
     Range of                Remaining Contractual   AverageExercise                 Average
Exercise Prices    Number        Life (Years)             Price         Number    Exercise Price
---------------   --------   ---------------------   ---------------   --------   --------------
      $  5.76 -
           9.65     90,018            4.78               $  9.45         82,833      $  9.44
      $ 10.01 -
          10.64    183,300            3.37                 10.30        161,321        10.29
      $ 13.44 -
          14.00    224,533            6.10                 13.53         85,306        13.67
      $ 18.15 -
          20.40    271,791            5.76                 19.94        143,295        19.94
                  --------                                             --------
                   769,642            5.07               $ 14.55        472,755      $ 13.68
                  ========                                             ========.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2004, 2003, and 2002: dividend yield of 3.07% for 2004, 2.75% for 2003, and 3.30% for 2002; expected volatility of 16.0% for 2004, 15.0%
for 2003, and 16.0% for 2002; risk free interest rates of 3.68% for 2004, 3.75% for 2003, and 3.47% for 2002, and expected lives of seven years for all years.

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

Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company's other comprehensive income. Other comprehensive income (loss) at December 31 consists of the following:

                                                                    2004      2003      2002
                                                                   ------   --------   ------
                                                                         (In thousands)
  Unrealized holding gains (losses) on securities AFS ..........   $ (423)  $ (2,624)  $  299
  Tax effect ...................................................      165      1,024     (110)
                                                                   ------   --------   ------
  Unrealized holding gains (losses) on AFS, net of tax .........     (258)    (1,600)     189
                                                                   ------   --------   ------

  Reclassification adjustment for realized gains ...............     (109)       (54)    (318)
  Tax effect ...................................................       43         21      117
                                                                   ------   --------   ------
  Reclassification adjustment for realized gains, net of tax ...      (66)       (33)    (201)
                                                                   ------   --------   ------

  Other comprehensive income (loss), net of tax ................   $ (324)  $ (1,633)  $  (12)
                                                                   ======   ========   ======

Note 14 - Net income per share

The following is a reconciliation of the numerator and denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:

                                                                 For the year ended December 31,
                                                             ---------------------------------------
                                                                 2004          2003          2002
                                                             -----------   -----------   -----------
Basic:
   Net income available to common shareholders ...........   $ 8,340,000   $ 7,460,000   $ 6,782,000
                                                             ===========   ===========   ===========

   Weighted average shares outstanding ...................     5,497,628     5,531,323     5,700,693
                                                             ===========   ===========   ===========

   Net income per share, basic ...........................   $      1.52   $      1.35   $      1.19
                                                             ===========   ===========   ===========

Diluted:
   Net income available to common shareholders ...........   $ 8,340,000   $ 7,460,000   $ 6,782,000
                                                             ===========   ===========   ===========

   Weighted average shares outstanding ...................     5,497,628     5,531,323     5,700,693
      Effect of dilutive securities:
         Stock options ...................................       219,505       193,289       120,504
                                                             -----------   -----------   -----------
   Weighted average shares outstanding and dilutive
      potential  shares outstanding ...................        5,717,133     5,724,612     5,821,197
                                                             ===========   ===========   ===========

   Net income per share, diluted ......................      $      1.46   $      1.30   $      1.17
                                                             ===========   ===========   ===========

For the years ended December 31, 2004, 2003, and 2002, there were 138,542 options, 131,489 options, and 163,524 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.

Note 15 - FNB Financial Services Corporation (Parent Company)

The parent company's principal asset is its investment in its subsidiary, FNB Southeast. The principal source of income of the parent company is dividends received from its subsidiary.

                                                                        2004       2003       2002
                                                                      --------   --------   --------
                                                                               (In thousands)
Condensed balance sheets
Assets
   Cash and due from banks ........................................   $  1,543   $    132   $  1,070
   Securities .....................................................         --         --         11
   Investment in wholly-owned subsidiary ..........................     68,521     64,421     62,964
   Other assets ...................................................        366      1,212        288
                                                                      --------   --------   --------
   Total assets ...................................................   $ 70,430   $ 65,765   $ 64,333
                                                                      ========   ========   ========
Shareholders' equity and other liabilities ........................   $ 70,430   $ 65,765   $ 64,333
                                                                      ========   ========   ========
Condensed statements of income
Dividends from subsidiary .........................................   $  4,255   $  4,297   $  4,421
Management fees ...................................................        300        300        300
Noninterest income ................................................         37        152         --
Noninterest expense ...............................................       (430)      (342)      (437)
                                                                      --------   --------   --------
Income before tax benefit .........................................      4,162      4,407      4,284
Income tax (provision) benefit ....................................         30        (37)        --
                                                                      --------   --------   --------
Income before equity in undistributed net income of subsidiary ....      4,192      4,370      4,284
Equity in undistributed net income of subsidiary ..................      4,148      3,090      2,498
                                                                      --------   --------   --------
Net income ........................................................   $  8,340   $  7,460   $  6,782
                                                                      ========   ========   ========

Condensed statements of cash flows
Cash flows from operating activities
   Dividends received from subsidiary .............................   $  4,255   $  4,297   $  4,421
   Management fees received .......................................        300        300        300
   Cash paid for franchise tax, registration cost, acquisition cost
   and other ......................................................       (362)      (212)      (435)
   Change in other assets and liabilities, net ....................        831       (913)     1,113
                                                                      --------   --------   --------
      Net cash provided by operating activities ...................      5,024      3,472      5,399
                                                                      --------   --------   --------

Cash flows from investing activities
   Investment in subsidiary .......................................         --         --         --
                                                                      --------   --------   --------
      Net cash provided (used in) by investing activities .........         --         --         --
                                                                      --------   --------   --------

Cash flows from financing activities
   Repurchase of common stock .....................................     (3,450)    (2,335)    (4,129)
   Dividends paid, net of DRIP ....................................     (2,752)    (2,512)    (2,411)
   Exercise of stock options ......................................      2,589        437      1,393
                                                                      --------   --------   --------
      Net cash (used in) financing activities .....................     (3,613)    (4,410)    (5,147)
                                                                      --------   --------   --------

Increase (decrease) in cash .......................................      1,411       (938)       252
Cash at beginning of year .........................................        132      1,070        818
                                                                      --------   --------   --------
Cash at end of year ...............................................   $  1,543   $    132   $  1,070
                                                                      ========   ========   ========
Reconciliation of net income to cash provided by operating
   activities
Net income ........................................................   $  8,340   $  7,460   $  6,782
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Change in other assets and liabilities, net .................        831       (898)     1,111
      Equity in undistributed net income of subsidiary ............     (4,147)    (3,090)    (2,494)
                                                                      --------   --------   --------
Net cash provided by operating activities .........................   $  5,024   $  3,472   $  5,399
                                                                      ========   ========   ========

Note 16 - Off-balance sheet arrangements

The Company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the contract amount of the Bank's exposure to off-balance sheet risk at December 31, is as follows:

                                                              Contract or
                                                            Notional Amount
                                                         ---------------------
                                                            2004        2003
                                                         ---------   ---------
                                                             (In thousands)
Commitments to extend credit .........................   $ 167,405   $ 135,552
Commercial letters of credit .........................         635         354
                                                         ---------   ---------
   Total commitments and contingent liabilities ......   $ 168,040   $ 135,906
                                                         =========   =========

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 17 - Employee benefit plans

The Company's non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in the Company's pension obligations, assets and funded status for the years ended December 31, 2004 and 2003, and the assumptions and components of net periodic pension cost for the two years in the period ended December 31, 2004.

                                                                             2004         2003
                                                                           --------    ---------
                                                                          (Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year ..............................     $  5,901    $ 4,520
Service cost .........................................................          508        371
Interest cost ........................................................          361        301
Actuarial loss .......................................................          183        783
Benefits paid ........................................................          (74)       (74)
                                                                           --------    -------
Benefit obligation at end of year ....................................        6,879      5,901
                                                                           --------    -------
Change in plan assets
Fair value of plan assets at beginning of year .......................        5,458      3,859
Actual return on plan assets .........................................          431        799
Employer contribution ................................................           32        874
Benefits paid ........................................................          (74)       (74)
                                                                           --------    -------
Fair value of plan assets at end of year .............................        5,847      5,458
                                                                           --------    -------
Funded status
Plan assets less than projected benefit obligation ...................       (1,032)      (443)
Unrecognized net actuarial loss ......................................        1,926      1,777
Unrecognized prior service charge ....................................          133        153
                                                                           --------    -------
Pension asset ........................................................     $  1,027    $ 1,488
                                                                           ========    =======

                                                                            2004        2003
                                                                          --------    -------
Amounts recognized in the statement of financial position consists of:   (Dollars in thousands)
Pension asset.........................................................    $  1,027    $ 1,488
Accrued benefit liability.............................................          --         --
Intangible asset                                                                --         --
Accumulated comprehensive income                                                --         --
                                                                          --------    -------
Net amount recognized                                                     $  1,027    $ 1,488
                                                                          ========    =======

                                           2004     2003     2002
                                          ------   ------   ------
Components of net periodic pension cost    (Dollars in thousands)
Service                                   $  508   $  371   $  384
Interest                                     361      301      291
Expected return on plan                     (430)    (799)    (255)
Amortization of prior service                 54      528       55
                                          ------   ------   ------
Net periodic pension                      $  493   $  401   $  475
                                          ======   ======   ======
Weighted-average assumptions
Discount                                    6.00%    6.00%    7.25%
Expected return on plan                     9.00%    9.00%    9.00%
Rate of compensation increase               5.00%    5.00%    5.00%

                                                          Market
Weighted-average asset allocations @ December 31, 2004    Value     Percent
                                                         -------   --------
Debt securities:
   Federated US Government                               $   931     15.9%
   Pimco Total                                               886     15.2
   First Trust Institutional Money ...................        65      1.1
   First Trust Money Market ..........................         1       --
                                                         -------    -----
                                                           1,883     32.2
Equity securities:
   American Funds Washington                               2,242     38.3
   American Growth Fund ..............................     1,344     23.0
   Fidelity Advisor MidCap ...........................       378      6.5
                                                         -------    -----
                                                           3,964     67.8
                                                         -------    -----
   Net                                                   $ 5,847    100.0%
                                                         =======    =====

Target allocations are established based on periodic evaluation of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2004 is included in the accompanying table.

                                        Long-Term      Actual
Plan Assets                            Allocation   Allocation @
                                         Target     December 31,
                                                       2004
                                       ----------   ------------
Equity securities ..................    49% - 71%       67.8%
Debt securities ....................    18% - 28%       32.2%
Real estate ........................     0% - 10%         --
Other (primarily cash)..............      2% - 3%         --
                                       ----------       ----
   Total ...........................          100%       100%
                                       ==========       ====

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 9.00% rate used in 2004 and to be used for 2005. There was no minimum required contribution for 2004 and no minimum contribution is expected for 2005. The expected benefit payments for the next five years are as follows: (1) 2005 - $175,953, (2) 2006 - $174,386, (3) 2007 - $219,085, (4) 2008 - $218,915, and (5)
2009 - $224,636.

The Company has a Supplemental Executive Retirement Plan ("SERP") that allows the Company to supplement the level of certain executives' retirement income over the amount obtainable through the tax-qualified retirement plan. Contributions to the SERP totaled $313,000 for 2004, $237,000 for 2003, and $234,000 for 2002. The net periodic pension cost for the years ended December 31, 2004, 2003, and 2002 was $431,000, 303,000, and 292,000, respectively. The corresponding liability related to this plan was $1,897,000 and $1,492,000 as of December 31, 2004 and 2003, respectively.

The Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee's contribution. The Bank's contributions were $162,000 for 2004, $122,000 for 2003, and $130,000 for 2002.

A deferred compensation plan allows the directors and certain senior officers of the Company and the Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Bank. Each plan participant makes an annual election to either receive that year's compensation currently or to defer receipt until his or her death, disability or retirement. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust.

Note 18 - Regulatory matters

The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2004, the Bank had undivided profits of approximately $44.3 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which they are subject.

The most recent notification from the North Carolina Commissioner of Banks categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the accompanying table. Since that notification, the Bank has continued to experience asset growth.

                                                                                     To Be Well
                                                                 For Capital      Capitalized Under
                                                                  Adequacy        Prompt Corrective
                                                 Actual           Purposes        Action Provisions
                                           ----------------   -----------------   -----------------
                                            Amount    Ratio    Amount     Ratio    Amount     Ratio
                                           --------   -----   --------   ------   --------   ------
                                                              (Dollars in thousands)
December 31, 2004

Total Capital (To Risk Weighted Assets)
   Consolidated ........................   $ 77,738    11.3%  $ 54,796   >/=8.0%  $    N/A
   Bank ................................     75,469    11.0     54,773   >/=8.0     68,466   >/=10.0%
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated ........................     70,025    10.2     27,398   >/=4.0        N/A
   Bank_ ...............................     68,116    10.0     27,387   >/=4.0     41,078    >/=6.0
Tier 1 Capital (To Average Assets)
   Consolidated ........................     70,025     8.2     34,050   >/=4.0        N/A
   Bank ................................     68,116     8.0     34,038   >/=4.0     42,548    >/=5.0

December 31, 2003

Total Capital (To Risk Weighted Assets)
   Consolidated ........................   $ 72,055    11.9%  $ 48,525   >/=8.0%  $    N/A
   Bank ................................     70,726    11.7     48,428   >/=8.0     60,535   >/=10.0%
Tier 1 Capital (To Risk Weighted Assets)
   Consolidated ........................     64,931    10.7     24,262   >/=4.0        N/A
   Bank ................................     63,602    10.5     24,214   >/=4.0     36,321    >/=6.0
Tier 1 Capital (To Average Assets)
   Consolidated ........................     64,931     8.4     30,770   >/=4.0        N/A
   Bank ................................     63,602     8.3     30,727   >/=4.0     38,409    >/=5.0

Note 19 - Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company's financial instruments.

Cash and cash equivalents. The carrying amounts for cash and due from banks approximate fair value because of the short maturities of those instruments.

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

Financial instruments with off-balance sheet risk. The fair value of financial instruments with off-balance sheet risk is considered to approximate carrying value, since the large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments were disclosed in Note 16.

The estimated fair values of financial instruments at December 31 are as follows:

                                                          2004                 2003
                                                ----------------------   ---------------------
                                                 Carrying    Estimated    Carrying   Estimated
                                                  Value     Fair Value     Value     Fair Value
                                                ---------   ----------   ---------   ----------
                                                               (In thousands)
Financial assets:
Cash and cash equivalents ...................   $  24,246    $  24,246   $  29,319    $  29,319
Investment securities
   Available for sale .......................     137,161      137,161     139,799      139,799
   Other equity securities ..................       4,442        4,442       3,882        3,882
Loans held for sale .........................      10,308       10,308       1,075        1,075
Loans .......................................     663,425      662,448     581,384      577,405

Financial liabilities:
Deposits ....................................     724,286      709,364     641,907      642,869
Federal funds purchased and retail repurchase
   agreements ...............................      21,534       21,534      15,363       15,363
Other borrowings ............................      45,000       45,215      55,500       56,391

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For information on the Company's change in independent accountants on June 30, 2004, from PricewaterhouseCoopers LLP ("PwC") to Dixon Hughes PLLC ("DH"), see the Form 8-K filed with the SEC on July 7, 2004 and Form 8-K/A filed with the SEC on July 23, 2004.

During the fiscal years ended December 31, 2004, 2003 and 2002, there were no disagreements with DH or PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of DH or PwC, would have caused DH or PwC to make reference thereto in their reports on the financial statements for such years.

During the fiscal years ended December 31, 2004, 2003 and 2002, there have been no "reportable events,"as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management's Report on Internal Control over Financial Reporting

Management, including the Company's chief executive officer, principal financial officer, and principal accounting officer, is responsible for establishing and maintaining adequate internal control over the Company's financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, was audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in their report beginning on page 46 of this report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company, the Company's Audit Committee and procedures for shareholder nominations is set forth under the sections captioned "Election of Directors," "Executive Officers," "Report of Audit Committee" and "Our Board of Directors and its Committees - How can a shareholder nominate someone for election to the Board?" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 19, 2005, which sections are incorporated by reference.

(b) Section 16(a) Compliance - The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 19, 2005, which section is incorporated by reference.

(c) Audit Committee Financial Expert - The Board of Directors of the Company has determined that Barry Z. Dodson, a member of the Audit Committee, qualifies as an " audit committee financial expert" and is "independent" as defined under applicable SEC and NASD rules and regulations.

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

Item  11. Executive Compensation

Director compensation, executive compensation and executive compensation plan information are incorporated by reference to the sections captioned "Our Board of Directors and its Committees - How are our directors compensated?" and "Executive Compensation" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 19, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the sections captioned "Stock Ownership" and "-Equity Compensation Plan Information" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 19, 2005.

Item  13. Certain Relationships and Related Transactions

Incorporated  by  reference  to  the  section   captioned   "Transactions   with
Management" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 19, 2005.

Item 14.          Principal Accountant Fees and Services

Incorporated by reference to the section captioned "Information About Our Independent Auditors in 2004" in the Company's definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 19, 2005.

                                     PART IV

Item  15. Exhibits and Financial Statement Schedules

(a)(1)   Financial   Statements.   The  following   financial   statements   and
supplementary data are included in Item 8 of this report.

                       Financial Statements                                       Form 10-K Page
                       --------------------                                       --------------
Report of Independent Registered Public Accounting Firm .......................         46

Consolidated Balance Sheets as of December 31, 2004 and 2003 ..................         49

Consolidated Statements of Income and Comprehensive Income for the years ended          50
December 31, 2004, 2003 and 2002 ..............................................

Consolidated Statements of Changes in Shareholders' Equity for the years ended          51
December 31, 2004, 2003 and 2002 ..............................................

Consolidated Statements of Cash Flows for the years ended December 31, 2004,            52
2003 and 2002 .................................................................

Notes to Consolidated Financial Statements ....................................         53

(a)(2)  Financial  Statement  Schedules.   All  applicable  financial  statement
schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.   Description
-----------   -----------
3.01(1)       Amended and Restated Articles of Incorporation.
3.02(1)       Bylaws of Company, as amended.
4.01(1)       Specimen Common Stock Certificate.
10.01(3)      Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the
              Registrant, with forms of stock option and stock bonus agreements attached.
10.02(4)      Omnibus Equity Compensation Plan of the Registrant.
10.03(5)      Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04(6)      Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05(4)      Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.06         1998 Split-Dollar Agreement.
10.07(8)      Benefit Equivalency Plan of the Registrant effective January 1, 1994.
10.08(8)      Annual Management Incentive Plan of the Registrant.
10.09(8)      Long Term Incentive Plan of the Registrant.
10.10(11)     Long Term Incentive Plan of the Registrant for certain senior management employees.
10.11(8)      Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J.
              Sewell, President and Chief Executive Officer of the Registrant.
10.12(9)      Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
10.13(9)      Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
10.14(9)      Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.

10.15(2)      Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
10.16         2005 Annual Incentive Bonus Plan.
10.17         Third Amendment to Employment Agreement and First Amendments to Split-Dollar Agreements
              and Collateral Assignments
21.01         Schedule of Subsidiaries.
23.01         Consent of PricewaterhouseCoopers LLP.
23.02         Consent of Dixon Hughes PLLC.
31.01         Certification of Ernest J. Sewell
31.02         Certification of Michael W. Shelton
32.01         Certification of Periodic Financial Report Pursuant to 18 USC Section 1350.


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

                                FNB FINANCIAL SERVICES CORPORATION


      Date: February 17, 2005   By:/s/ ERNEST J. SEWELL
                                   ----------------------------------
                                   Ernest J. Sewell,
                                   Vice Chairman, President and Chief Executive
                                   Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Capacity                               Date
---------                                       --------                               ----
                                  Vice Chairman, President, Chief Executive
/s/ ERNEST J. SEWELL                     Officer and Director                    February 17, 2005
----------------------------        (Principal Executive Officer)
Ernest J. Sewell

                                  Executive Vice President, Chief Operating
/s/ PRESSLEY A. RIDGILL                   Officer and Director                   February 17, 2005
----------------------------            (Principal Operating Officer)
Pressley A. Ridgill

                               Senior Vice President, Chief Financial Officer,
/s/ MICHAEL W. SHELTON                  Secretary, and Treasurer                 February 17, 2005
----------------------------     (Principal Financial and Accounting Officer)
Michael W. Shelton

/s/ BARRY Z. DODSON                     Chairman of the Board                    February 17, 2005
----------------------------
Barry Z. Dodson

/s/ GARY G. BLOSSER                            Director                          February 17, 2005
----------------------------
Gary G. Blosser

/s/ CHARLES A. BRITT                           Director                          February 17, 2005
----------------------------
Charles A. Britt

/s/ JOSEPH H. KINNARNEY                        Director                          February 17, 2005
----------------------------
Joseph H. Kinnarney

/s/ E. REID TEAGUE                             Director                          February 17, 2005
----------------------------
E. Reid Teague

/s/ KENAN C. WRIGHT                            Director                          February 17, 2005
----------------------------
Kenan C. Wright

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------

10.06     1998 Split-Dollar Agreement

10.16     2005 Annual Incentive Bonus Plan

10.17 Third Amendment to Employment Agreement and First Ammendments to Split-Dollar Agreements and Collateral Assignments

21.01     Schedule of Subsidiaries

23.01     Consent of PricewaterhouseCoopers LLP

23.02     Consent of Dixon Hughes PLLC

31.01     Certification of Ernest J. Sewell

31.02     Certification of Michael W. Shelton

32.01     Certification of Periodic Financial Report Pursuant to 18 U.S.C.
          Section 1350