Form 10-Q
period 2005-03-31
FNB FINANCIAL SERVICES CORP
filed 2005-05-09
CIK 742679

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

                                 March 31, 2005

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

    At May 5, 2005, 5,595,557 shares of the registrant's common stock, $1.00 par value, were outstanding.

        This Form 10-Q has 23 pages. The Exhibit Index begins on page 17.

================================================================================

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I   FINANCIAL INFORMATION

 Item 1  Financial Statements

         Consolidated Balance Sheets                                          3
         March 31, 2005 and December 31, 2004

         Consolidated Statements of Income and Comprehensive Income           4
         for the Three Months Ended March 31, 2005 and 2004

         Consolidated Statements of Changes in Shareholders' Equity for       5
         the Three Months Ended March 31, 2005 and 2004

         Consolidated Statements of Cash Flows for the                        6
         Three Months Ended March 31, 2005 and 2004

         Notes to Consolidated Financial Statements                           7

 Item 2  Management's Discussion and Analysis of Financial Condition         11
         and Results of Operations

 Item 3  Quantitative and Qualitative Disclosures About Market Risk          16

 Item 4  Controls and Procedures                                             16

PART  II OTHER INFORMATION

 Item 1  Legal Proceedings                                                   17

 Item 2  Unregistered Sales of Equity Securities and Use of Proceeds         17

 Item 3  Defaults Upon Senior Securities                                     17

 Item 4  Submission of Matters to a Vote of Security Holders                 17

 Item 5  Other Information                                                   17

 Item 6  Exhibits                                                            17

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

                                                                  March 31,
                                                                    2005         December 31,
                                                                 (Unaudited)        2004 *
                                                                 -----------     ------------
ASSETS

Cash and due from banks                                           $  28,356       $  24,246
Investment securities:
     Securities available for sale                                  139,377         137,161
     Federal Home Loan Bank and Federal Reserve Bank Stock            5,289           4,442
Loans, net of allowance for credit losses of $7,843 at
      March 31, 2005 and $7,353 at December 31, 2004                705,467         656,073
Premises and equipment, net                                          12,853          13,144
Accrued income and other assets                                      29,178          30,269
                                                                  ---------       ---------

               Total assets                                       $ 920,520       $ 865,335
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                          $  84,707       $  78,810
     Interest bearing                                               682,793         645,475
                                                                  ---------       ---------
               Total deposits                                       767,500         724,285

Federal funds purchased and retail repurchase agreements             15,583          21,534
Other borrowings                                                     60,000          45,000
Accrued expenses and other liabilities                                6,051           4,086
                                                                  ---------       ---------
               Total liabilities                                    849,134         794,905
                                                                  ---------       ---------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                               --              --
Common stock, $1.00 par value; authorized 40,000,000 shares;
               outstanding 5,590,257 at March 31, 2005 and
               5,550,326 at December 31, 2004                         5,590           5,550
Paid-in capital                                                      21,719          21,367
Retained earnings                                                    45,524          43,986
Accumulated other comprehensive loss                                 (1,447)           (473)
                                                                  ---------       ---------

               Total shareholders' equity                            71,386          70,430
                                                                  ---------       ---------

               Total liabilities and shareholders' equity         $ 920,520       $ 865,335
                                                                  =========       =========

      See notes to unaudited consolidated financial statements. * Derived from audited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                             2005            2004
                                                         -----------     -----------
Interest income
     Loans                                               $    12,102     $     9,187
     Federal funds sold and overnight deposits                    66              17
     Investment securities
               Taxable                                           823             857
               Tax exempt                                        319             329
     Other                                                        67              48
                                                         -----------     -----------
               Total interest income                          13,377          10,438
                                                         -----------     -----------

Interest expense
     Deposits                                                  4,283           3,168
     Short-term borrowings                                        99              54
     Long-term debt                                              481             368
                                                         -----------     -----------
               Total interest expense                          4,863           3,590
                                                         -----------     -----------

Net interest income                                            8,514           6,848
Provision for credit losses                                      680             388
                                                         -----------     -----------

Net interest income after provision for credit losses          7,834           6,460

Noninterest income
     Service charges on deposit accounts                         823           1,012
     Mortgage banking fees                                     1,004             334
     Investment services fees                                    139             134
     Net gain (loss) on securities available for sale             (2)            111
     Net gain on disposition of other assets                      11             122
     Other noninterest income                                    163             129
                                                         -----------     -----------
               Total noninterest income                        2,138           1,842

Noninterest expense
     Salaries and employee benefits                            3,467           2,797
     Occupancy expense                                           401             325
     Furniture and equipment expense                             758             670
     Telecommunications expense                                  159             157
     Marketing expense                                           263             151
     Printing and supply expense                                 174             131
     Other noninterest expense                                 1,670           1,215
                                                         -----------     -----------
               Total noninterest expense                       6,892           5,446

Income before provision for income taxes                       3,080           2,856
Provision for income taxes                                     1,037             961
                                                         -----------     -----------

Net income                                                     2,043           1,895
Other comprehensive income (loss)                               (973)          1,086
                                                         -----------     -----------

Comprehensive income                                     $     1,070     $     2,981
                                                         ===========     ===========
Per share data
     Net income, basic                                   $      0.37     $      0.35
     Net income, diluted                                 $      0.36     $      0.33
     Cash dividends                                      $      0.14     $      0.12
Weighted average shares outstanding, basic                 5,504,159       5,485,747
Weighted average shares outstanding, diluted               5,700,526       5,760,968

      See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited; dollars in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2005         2004
                                                          --------     --------
Common stock
    Balance at beginning of period                        $  5,550     $  5,479
    Stock repurchase                                           (23)         (17)
    Exercise of stock options                                   63           33
                                                          --------     --------
    Balance at end of period                                 5,590        5,495
                                                          --------     --------

Paid-in capital
    Balance at beginning of period                          21,091       22,025
    Stock repurchase                                          (495)        (302)
    Exercise of stock options                                  671          367
    Tax benefit relating to exercise of stock options          452           --
                                                          --------     --------
    Balance at end of period                                21,719       22,090
                                                          --------     --------

Retained earnings
    Balance at beginning of period                          44,262       38,395
    Net income                                               2,043        1,895
    Cash dividends declared                                   (781)        (658)
    Tax benefit relating to exercise of stock options           --          276
                                                          --------     --------
    Balance at end of period                                45,524       39,908
                                                          --------     --------

Accumulated other comprehensive income (loss)
    Balance at beginning of period                            (474)        (149)
    Other comprehensive income (loss)                         (973)       1,086
                                                          --------     --------
    Balance at end of period                                (1,447)         937
                                                          --------     --------

Total shareholders' equity                                $ 71,386     $ 68,430
                                                          ========     ========

      See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    ---------------------
                                                                                      2005         2004
                                                                                    --------     --------
Cash flows from operating activities:
   Net income                                                                       $  2,043     $  1,895
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
          Depreciation, accretion, and amortization                                      311          673
          Provision for credit losses                                                    680          388
          Gain on sale of securities available for sale                                   (2)        (111)
          Gain on disposal of other assets                                               (11)        (122)
          Net change in loans held for sale                                            3,526       (4,337)
          Changes in assets and liabilities:
               Increase in other assets                                               (2,884)     (18,196)
               Increase in other liabilities                                           2,418       12,359
                                                                                    --------     --------
               Net cash provided by (used in) operating activities                     6,081       (7,451)
                                                                                    --------     --------

Cash flows from investing activities:
      Proceeds from sales, maturities, or calls of securities available for sale       5,673       15,736
      Purchase of securities available for sale                                       (9,649)      (3,195)
      Purchase of premises and equipment                                                (205)        (387)
      (Increase) decrease in other real estate owned                                     201       (1,026)
      Net increase in loans                                                          (49,688)     (18,904)
                                                                                    --------     --------

               Net cash used in investing activities                                 (53,668)      (7,776)
                                                                                    --------     --------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                             43,214       (1,856)
      Net decrease in other borrowings                                                15,000        2,000
      Net increase (decrease) in federal funds purchased and repurchase
             agreements                                                               (5,952)       7,954
      Repurchase of common stock                                                        (518)        (320)
      Proceeds from issuance of common stock                                             734          400
      Cash dividends paid                                                               (781)        (657)
                                                                                    --------     --------

               Net cash provided by financing activities                              51,697        7,521
                                                                                    --------     --------

Net increase (decrease) in cash and cash equivalents                                   4,110       (7,706)
Cash and cash equivalents, January 1                                                  24,246       29,319
                                                                                    --------     --------

Cash and cash equivalents, March 31                                                 $ 28,356     $ 21,613
                                                                                    ========     ========

      See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of presentation

            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation's 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.

2.    Per share data

            Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                        Three Months Ended
                                                            March 31,
                                                      ----------------------
                                                        2005         2004
                                                      ---------    ---------

      Weighted average number of shares
              used in basic EPS                       5,504,159    5,485,787
      Effect of dilutive stock options                  196,367      275,221
                                                      ---------    ---------

      Weighted average number of common
              shares and dilutive potential common
              shares used in dilutive EPS             5,700,526    5,760,968
                                                      =========    =========

            For the three months ended March 31, 2005 and 2004, there were 109,000, and 6,250 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

3.    Stock compensation plans

            The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has elected to continue using the measurement prescribed in Accounting Principles Board ("APB") Opinion No. 25, and accordingly, SFAS No. 123 had no effect on the Company's financial position or results of operations. The Company has issued stock under both incentive and non-qualified stock option plans. The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock Based Compensation," is disclosed in the accompanying table.

            These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The exercise price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1996 and thereafter vest ratably over a four-year period. No option will be exercisable after ten years from the date granted.

                                                      For the three months ended
                                                              March 31,
                                                      --------------------------
(Dollars in thousands, except per share data)            2005           2004
                                                        ------         ------
Net income, as reported                                 $2,043         $1,895
Less: Stock based
compensation as calculated per
fair value method, net of tax
effect                                                    (367)          (362)
                                                        ------         ------
Proforma net income                                     $1,676         $1,533
                                                        ======         ======

Earnings per share:
Basic - as reported                                     $ 0.37         $ 0.35
Basic - proforma                                        $ 0.36         $ 0.33
Diluted - as reported                                   $ 0.36         $ 0.33
Diluted - proforma                                      $ 0.35         $ 0.32

            In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period that begins after December 31, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

4.    Loans

      Loan Category:
      (Dollars in thousands)                March 31, 2005   December 31, 2004
                                            --------------   -----------------

      Real estate - construction                $188,904          $162,143
      Real estate - mortgage                     305,928           290,927
      Commercial                                  84,505            83,332
      Consumer                                   140,755           137,332
                                                --------          --------

             Gross loans                         720,092           673,734

       Less: Loans held for sale                   6,782            10,308
                                                --------          --------

             Loans held for investment          $713,310          $663,426
                                                ========          ========

Allowance for credit losses:

                                           March 31, 2005             December 31, 2004
                                     -------------------------    -------------------------
                                                   % of Loans                    % of Loans
(Dollars in thousands)                               in Each                      in Each
                                                   Category to                  Category to
                                     Allowance     Total Loans    Allowance     Total Loans
                                     ---------     -----------    ---------     -----------
Balance at end of period
applicable to:

     Real estate - construction        $    1            26%        $    1            24%
     Real estate - mortgage                71            42             43            42
     Commercial                         5,410            12          5,166            13
     Consumer                           2,361            20          2,143            21
                                       ------        ------         ------        ------

          Total                        $7,843           100%        $7,353           100%
                                       ======        ======         ======        ======

Rollforward - allowance for credit losses:

                                                         Three Months Ended
                                                              March 31,
                                                      ------------------------
(Dollars in thousands)                                  2005             2004
                                                      -------          -------

Balance, beginning of period                          $ 7,353          $ 7,124

Charge-offs                                               214              327
Recoveries                                                (24)             (18)
                                                      -------          -------
Net charge-offs                                           190              309
                                                      -------          -------
Provision for credit losses                               680              388
                                                      -------          -------
Balance, end of period                                $ 7,843          $ 7,203
                                                      =======          =======

Annualized net charge-offs during the
          period to average loans outstanding
          during the period                              0.11%            0.21%
                                                      =======          =======
Allowance for credit losses to
          period end loans                               1.10%            1.21%
                                                      =======          =======

Nonperforming assets:

                                                       March 31,    December 31,
(Dollars in thousands)                                    2005          2004
                                                       ---------    ------------

Nonaccrual                                               $2,569        $3,450
Past due 90 days or more and still accruing interest         44            65
Other real estate                                         5,357         5,559
Renegotiated troubled debt                                   --            --

5.    Employee benefit plans

            The  accompanying  table details the  components of pension  expense
      recognized  in  the  Company's  Consolidated   Statements  of  Income  and
      Comprehensive Income:

                                                     For the three months
                                                        ended March 31,
                                                     --------------------
      (Dollars in thousands)                          2005           2004
      ----------------------                         -----          -----
      Service cost                                   $ 127          $ 127
      Interest cost                                     90             90
      Expected return on plan assets                  (121)          (121)
      Amortization of prior service cost                 5              5
                                                     -----          -----
      Net periodic pension cost                      $ 101          $ 101
                                                     =====          =====

            For the 2005 Plan Year, no tax-deductible contributions are required or allowed.

6.    Subsequent event

            On April 21, 2005, the Board of Directors approved a five-for-four (5:4) stock split of its common stock, to be effected as a 25% stock dividend. Shareholders of record at the close of business on May 12, 2005 shall receive one additional share of the Company's common stock for each four shares owned. Certificates for the new shares and any cash to be paid to shareholders in lieu of fractional shares will be issued on or about May 31, 2005. The par value of the common stock will remain at $1.00 per share.

            The accompanying table presents, on a proforma basis, March 31, 2005 and 2004 share data, restated to reflect the impact of the stock split.

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2005           2004
                                                       ----------     ----------

      Per share data
           Net income, basic                           $     0.30     $     0.28
           Net income, diluted                         $     0.29     $     0.26
           Cash dividends                              $     0.11     $     0.10

      Weighted average shares outstanding, basic        6,880,199      6,857,184
      Weighted average shares outstanding, diluted      7,125,658      7,201,210

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

Application of Critical Accounting Policies

      The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

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

Executive Summary

      FNB Financial Services Corporation (the "Company") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of March 31, 2005, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc., which operated three offices; and FNB Southeast Mortgage Corporation, which operated ten offices.

      Assets at March 31, 2005 were $920.5 million, an increase of $55.2 million, or 6.4%, since December 31, 2004. A $49.9 million increase in net loans, combined with a $3.1 million increase in investment securities, were the principal factors impacting this overall increase during the first three months of 2005. Over the past three months, interest-bearing deposits rose $37.3 million due to promotional campaigns and noninterest-bearing deposits increased $5.9 million, resulting in a 6.0% increase in total deposits for the period. The Company's first quarter earnings were $2.04 million in 2005 and $1.90 million in 2004. Earnings per diluted share were $0.36 for the first quarter of 2005, compared to $0.33 for the same period in 2004.

Financial Condition

      Since December 31, 2004, the Company's assets have increased $55.2 million, rising from $865.3 million at yearend 2004 to $920.5 million at March 31, 2005. The principal factors impacting this overall increase during the first three months of 2005 were a $49.4 million increase in net loans, combined with a

$3.1 million increase in investment securities. Loans at March 31, 2005 totaled $713.3 million, compared to $663.4 million at yearend 2004, an increase of 7.5%. Investment securities of $144.7 million at March 31, 2005 were 2.2% higher than the $141.6 million balance at December 31, 2004.

      Deposits totaled $767.5 million at March 31, 2005, compared to $724.3 million at December 31, 2004. At the end of the first quarter 2005, noninterest-bearing deposits were $84.7 million, or 11.0%, of total deposits. At March 31, 2005, borrowings at the Federal Home Loan Bank of Atlanta ("FHLB") totaled $60.0 million, an increase of 33.3%, compared to $45.0 million at December 31, 2004. This increase was primarily utilized to fund loan demand. Federal funds purchased and retail repurchase agreements totaled $15.6 million at March 31, 2005, a decrease of $6.0 million from December 31, 2004.

      Shareholders' equity remains strong, with all of our regulatory capital ratios at levels that classify the Company as "well capitalized" under bank regulatory capital guidelines. Shareholders' equity increased to $71.4 million at the end of the first quarter 2005, compared to $70.4 million at December 31, 2004. The Company paid dividends of $0.14 per share during the quarter ended March 31, 2005, a 16.7% increase over the $0.12 per share dividend rate for the first quarter of 2004.

      In July 2004, the Company's Board of Directors approved the continuation of its stock repurchase program by authorizing the repurchase of up to 5% of the Company's outstanding common stock. This program succeeds a stock repurchase program authorized in November 2002. The 2004 program provides for the repurchase of up to 275,124 additional shares of common stock. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. During the quarter ended March 31, 2005, a total of 22,836 shares were purchased at an average price of $22.67 through the 2004 stock repurchase program. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

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

      The credit loss allowance ratio was 1.10% at March 31, 2005, 1.11% at December 31, 2004, and 1.21% at March 31, 2004. For the first quarter of 2005, provision charges against earnings totaled $680,000, compared to $388,000 in the first quarter of 2004. The increased level of provision in 2005 related primarily to an increased level of outstanding loans. Net charge-offs for the first quarter of 2005 totaled $189,000, or a 0.11% annualized loss ratio based on average loans outstanding. This is a decrease from the net charge-offs for the first quarter of 2004 totaling $309,000, or 0.21% annualized loss ratio.

      Nonperforming loans totaled $2.6 million at March 31, 2005, compared to $3.5 million at yearend 2004 and $3.6 million at March 31, 2004. Other real estate owned ("OREO") was $5.4 million at March 31, 2005, $5.6 million at December 31, 2004, and $5.0 million at March 31, 2004. Approximately $308,000 has been transferred from loans into OREO and approximately $426,000 of such assets were disposed of during the first three months of 2005. A net loss of $9,000 has been recorded on disposition of OREO in the current year, compared to $110,000 in net losses for the same period a year ago. The Company had a writedown of $149,000 on OREO in the first quarter of 2005 and none in the first quarter of 2004.

      Total nonperforming assets (comprised of nonperforming loans and OREO) decreased to $8.0 million, or 0.87% of total assets, at March 31, 2005, from $9.1 million, or 1.05% of total assets, at December 31, 2004 and $8.6 million, or 1.08% of total assets, a year ago. Management believes these changes indicate a trend of improving asset quality.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Interest Income and Interest Expense
------------------------------------

      Total interest income was $13.38 million for the first quarter of 2005, compared to $10.44 million for the same period a year ago. Average earning assets for the current quarter were $842.1 million, an increase of 13.5% over the first quarter average of $742.2 million a year ago. Interest income from loans was $12.10 million, up 31.7% from $9.19 million in the first quarter of 2004. The increase in interest income was driven by an increase in average loans outstanding, combined with a rising interest rate environment. Average loans of $691.2 million were 17.1% higher than the $590.1 million last year. Interest income on investment securities totaled $1.21 million for the three months ended March 31, 2005, compared to $1.23 million for the first quarter of 2004. The average balance of the investment portfolio was $142.0 million for the quarter ended March 31, 2005, a 2.1% decline from the average balance of $145.0 million for the prior year first quarter.

Average Balance Sheets/ Interest Income and Expense

      For the Three Months Ended:                      March 31, 2005                                 March 31, 2004
                                                       --------------                                 --------------
                                                          Interest      Average                          Interest      Average
(Dollars in thousands)                     Average        Income /      Yield /           Average        Income /      Yield /
                                         Balance (3)      Expense         Rate          Balance (3)      Expense         Rate
                                         ---------------------------------------        ---------------------------------------
Interest earning assets:
Loans (2)                                 $ 691,180      $  12,102          7.10%        $ 590,083      $   9,187          6.31%
Taxable investment securities               103,591            824          3.23%          107,323            856          3.23%
Tax-exempt investment securities             32,328            483          6.06%(1)        33,206            502          6.13%(1)
Other securities                              6,044             66          4.43%            4,502             48          4.32%
Overnight deposits                            8,998             66          2.97%            7,070             16          0.92%
                                          ------------------------                       ------------------------
   Total earning assets                     842,141         13,541          6.52%          742,184         10,609          5.80%

Non-earning assets:
Cash and due from banks                      22,681                                         18,553
Premises and equipment                       12,847                                         12,906
Other assets                                 28,969                                         21,772
Less: Allowance for credit losses            (7,555)                                        (7,147)
                                          ---------                                      ---------
   Total assets                           $ 899,083                                      $ 788,268
                                          =========                                      =========

Interest bearing liabilities:
Savings and NOW                           $  52,739             20          0.15%        $  52,083             16          0.12%
MMI                                         121,175            665          2.23%           65,909            225          1.38%
Time deposits                               485,920          3,598          3.00%          448,819          2,926          2.64%
Federal funds purchased,
borrowed funds and securities sold
under agreements to repurchase               76,218            580          3.09%           76,379            422          2.24%
                                          ------------------------                       ------------------------
   Total interest bearing liabilities       736,052          4,863          2.68%          643,190          3,589          2.26%

Other liabilities and shareholders'
equity:
Demand deposits                              78,685                                         69,793
Other liabilities                            13,526                                          8,517
Shareholders' equity                         70,820                                         66,768
                                          ---------                                      ---------
  Total liabilities and equity            $ 899,083                                      $ 788,268
                                          =========                                      =========

Net interest income and net yield on
earning assets (3) (4)                                   $   8,678          4.18%                       $   7,020          3.84%
                                                         =======================                        =======================

Interest rate spread (5)                                                    3.84%                                          3.53%
                                                                       =========                                      =========

(1) The fully tax equivalent basis is computed using a federal tax rate of 34%. The adjustments made to convert to a fully taxable equivalent basis were $164,000 for 2005 and $172,000 for 2004.

(2)   The average loan balances include nonaccruing loans.

(3) The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.

(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)   Earning asset yield minus interest bearing liabilities rate.

      First quarter total interest expense was $4.86 million, compared to $3.59 million from the first quarter of last year, a 35.5% increase. Average interest bearing deposits increased 16.4%, to $659.8 million, from $566.8 for the first quarter of 2004. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $76.2 million for the first quarter of 2005 and $76.4 million for the same period in 2004. The Company primarily utilized the growth in deposits as funding sources to support balance sheet growth.

      During the three months ended March 31, 2005, net interest income increased $1.67 million, or 24.3%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $742.2 million for the first quarter of 2004 to $842.1 million for the first quarter of 2005, a 13.5% increase. The average yields on total interest earning assets for the same periods increased 72 basis points, from 5.80% to 6.52%. Average interest bearing liabilities for the first quarter of 2005 increased 14.4%, to $736.1 million, from $643.2 million for the first quarter of 2004. The average cost of interest bearing liabilities for the same periods increased 42 basis points from 2.26% to 2.68%. The net result was an improvement in the interest rate spread from 3.53% for the three months ended March 31, 2004 to 3.84% for the same period in 2005.

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

      The provision for credit losses in the first quarter of 2005 was $680,000 compared to $388,000 in 2004. The allowance for credit losses as a percent of gross loans outstanding was 1.10% at March 31, 2005, 1.11% at December 31, 2004, and 1.21% at March 31, 2004. Annualized net credit losses, as a percent of average loans, was 0.11% and 0.21% for the quarters ended March 31, 2005 and 2004, respectively.

Noninterest Income and Expense
------------------------------

      Noninterest income in the first quarter of 2005 was $2.14 million, compared to $1.84 million in the same period last year. Deposit service charges were $823,000 for the first quarter of 2005, compared to $1.01 million in the first quarter of 2004. Sales of securities available for sale during the first quarter of 2005 resulted in a $2,000 loss; however, gains on sales of securities during the same period in 2004 were $111,000. Noninterest income in the first quarter of 2005 included $1.00 million in mortgage banking fees and $139,000 in investment service fees compared to revenues of $334,000 and $134,000, respectively, for the same period a year ago. The increase in mortgage banking fees for 2005 was primarily attributable to the increased volume generated by the mortgage banking subsidiary.

      Noninterest expense for the first quarter of 2005 was $6.89 million, a 26.6% increase over the $5.45 million expense in the first quarter of 2004. Salaries and employee benefits increased $670,000 because of increased staffing associated with the expansion of the mortgage banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Other items impacted by the increased staffing related to the expansion of the mortgage banking operations and the corporate headquarters relocation were occupancy expense, which increased $76,000, and furniture and equipment expense, which rose $88,000, compared to first quarter 2005. Marketing expense increased $111,000 in the first quarter 2005, compared to the same period a year ago, primarily because of costs associated with various deposit campaigns. Other expense for the first quarters of 2005 and 2004 totaled $1.67 million and $1.22 million, respectively.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $1.04 million for the first quarter of 2005 and $961,000 for the same period in 2004. The Company's effective tax rates were 33.7% for the three-month periods ended March 31, 2005 and 2004. The increase in the provision for 2005, compared to the prior year, results primarily from the increase in taxable income. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended March 31, 2005 and 2004.

Capital Resources

      Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Board of Governors of the Federal Reserve, which are the primary regulatory agencies for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

      As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of March 31, 2005.

                              Regulatory Guidelines
                            -------------------------
                               Well        Adequately                    FNB
                            Capitalized   Capitalized    Company      Southeast
                            -----------   -----------    -------      ---------

      Total Capital            10.0%          8.0%        10.92%        10.57%
      Tier 1 Capital            6.0           4.0          9.85          9.50
      Leverage Capital          5.0           4.0          8.00          7.72

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

      During the first three months of 2005, the Company had net cash provided by operating activities of $6.1 million, compared to $7.5 million of net cash used in operating activities in the first three months of 2004. This is primarily attributable to the $7.9 million decrease in loans held for sale for the first three months of 2005, compared to a $4.3 million increase in loans held for sale for the same period in 2004. Also contributing to this variance were changes in other assets and liabilities: other assets increased $2.9 million in the first quarter of 2005, compared to an increase of $18.2 million for the same period in 2004; and other liabilities increased $2.4 million and $12.4 million for the periods ended March 31, 2005 and 2004.

      Net cash used in investing activities in the first three months of 2005 totaled $53.7 million. Purchases of investment securities in the current year totaled $9.6 million and proceeds from sales, calls, or maturities of securities were $5.7 million. This compares to the first three months of 2004 when proceeds from sales, calls, or maturities of securities totaled $15.7 million and purchases of investment securities totaled $3.2 million, leading to net cash used in investment activities of $7.8 million. An increase in loans outstanding used $49.7 million in cash during 2005 and $18.9 million during the first quarter of 2004. Purchases of premises and equipment used $205,000 in 2005, compared to $387,000 in 2004.

      During the three months ended March 31, 2005, financing activities provided $51.7 million. An increase of $43.2 million in deposits and $15.0 million in borrowings were the principal components of this increase, offset somewhat by a decrease in federal funds purchased and repurchase agreements. Financing activities in the three months ended March 31, 2004 provided $7.5 million, based primarily on an increase of $8.0 million rise in federal funds purchased and repurchase agreements, combined with a $2.0 million increase in borrowings and a $1.9 decrease in deposits

      Overall cash and cash equivalents totaled $28.4 million at March 31, 2005, compared to $24.2 million at December 31, 2004 and $21.6 million at March 31, 2004.

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

      The Company also has unsecured overnight borrowing lines available through five financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each Federal funds line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company has also established a $15 million wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

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

      The Company has not experienced any substantive changes in portfolio risk during the three months ended March 31, 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The accompanying table details, by month, the information related to the share repurchase program approved by the Company's Board of Directors in July 2004 authorizing the repurchase of up to 275,124 shares of the Company's outstanding common stock. The program was publicly announced in the month of approval.

                                 Stock Repurchase Program - Approved July 2004
                                 ---------------------------------------------
                                   (a)               (b)                (c)                  (d)
                                                                                       Maximum Number
                             Total Number of                                           of Shares that
                                  Shares       Average Price   Cumulative Number of      May Yet Be
Period                          Purchased     Paid Per Share     Shares Purchased         Purchased
-----------------------
January 1, 2005 to
January 31, 2005 ......               --               --                 --               198,710

February 1, 2005 to
February 28, 2005 .....           16,650          $ 22.70             39,528               182,060

March 1, 2005 to
March 31, 2005 ........            6,186          $ 22.60             45,714               175,874
      Total ...........           22,836          $ 22.67

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

            10.06(8) Benefit Equivalency Plan of the Registrant effective January 1, 1994.

            10.07(12)   Annual Management Incentive Plan of the Registrant.

            10.08(8)    Long Term Incentive Plan of the Registrant.

            10.09(10)   Long Term  Incentive  Plan of the Registrant for certain
                        senior management employees.

            10.10(8) Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant.

            10.11(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.

            10.12(9) Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.

            10.13(9) Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.

            10.14(2) Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.

            10.15(9) Split-Dollar Agreement dated March 20, 1998, between the Registrant and Ernest J. Sewell.

            10.16(12)   Second Amendment,  dated May 19, 2004, to the Employment
                        Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief
                        Executive Officer of the Registrant.

            10.17(11)   Employment and Change of Control Agreement dated July 1,
                        2004, between the Registrant,  as employer, and Pressley
                        A. Ridgill, Executive Vice President and Chief Operating
                        Officer of the Registrant.

            10.18(12)   2005 Annual Incentive Bonus Plan

            10.19(12)   Third  Amendment  to  Employment   Agreement  and  First
                        Amendments to  Split-Dollar  Agreements  and  Collateral
                        Agreements  with Ernest J. Sewell  effective  January 1,
                        2004

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

            (10) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

            (11) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission.

            (12) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FNB FINANCIAL SERVICES CORPORATION
                                                   (Registrant)


May 9, 2005                                 /s/ MICHAEL W. SHELTON
                                            ----------------------
                                               Michael W. Shelton
                                (Senior Vice President, Chief Financial Officer,
                                            Secretary, and Treasurer)