Form 10-Q
period 2005-06-30
FNB FINANCIAL SERVICES CORP
filed 2005-08-09
CIK 742679

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                               ------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                  June 30, 2005

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

                               ------------------

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

                                 Yes |X| No |_|

   At July 26, 2005, 6,998,529 shares of the registrant's common stock, $1.00 stated value, were outstanding.

        This Form 10-Q has 26 pages. The Exhibit Index begins on page 20.

================================================================================

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART   I   INANCIAL INFORMATION

Item   1   Financial Statements

           Consolidated Balance Sheets
           June 30, 2005 and December 31, 2004                                 3

           Consolidated Statements of Income and Comprehensive Income
           Three Months and Six Months Ended June 30, 2005 and 2004            4

           Consolidated Statements of Cash Flows for the
           Six Months ended June 30, 2005 and 2004                             5

           Notes to Consolidated Financial Statements                          6

Item   2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

Item   3   Quantitative and Qualitative Disclosures About Market Risk         18

Item   4   Controls and Procedures                                            18

PART   II  OTHER INFORMATION

Item   1   Legal Proceedings                                                  19

Item   2   Unregistered Sales of Equity Securities and Use of Proceeds        19

Item   3   Defaults Upon Senior Securities                                    19

Item   4   Submission of Matters to a Vote of Security Holders                19

Item   5   Other Information                                                  20

Item   6   Exhibits                                                           20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

                                                                             June 30,
                                                                               2005           December 31,
                                                                            (Unaudited)           2004 *
                                                                            -----------       ------------
ASSETS

Cash and due from banks                                                     $    27,742       $    24,246
Investment securities:
     Securities available for sale                                              150,054           137,161
     Federal Home Loan Bank and Federal Reserve Bank Stock, at cost               5,514             4,442
Loans, net of allowance for credit losses of $8,380 at
      June 30, 2005 and $7,353 at December 31, 2004                             754,875           656,073
Premises and equipment, net                                                      13,094            13,144
Other assets                                                                     28,167            30,269
                                                                            -----------       -----------

               Total assets                                                 $   979,446       $   865,335
                                                                            ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                    $    95,335       $    78,810
     Interest bearing                                                           716,031           645,475
                                                                            -----------       -----------
               Total deposits                                                   811,366           724,285

Short-term borrowings                                                            24,153            21,534
Long-term debt                                                                   65,000            45,000
Other liabilities                                                                 5,567             4,086
                                                                            -----------       -----------

               Total liabilities                                                906,086           794,905
                                                                            -----------       -----------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                           --                --
Common stock, $1.00 stated value; authorized 75,000,000 shares;
               outstanding 6,995,029 at June 30, 2005 and 5,550,326 at
               December 31, 2004                                                  6,995             5,550
Paid-in capital                                                                  21,722            21,367
Retained earnings                                                                45,486            43,986
Accumulated other comprehensive loss                                               (843)             (473)
                                                                            -----------       -----------

               Total shareholders' equity                                        73,360            70,430
                                                                            -----------       -----------

               Total liabilities and shareholders' equity                   $   979,446       $   865,335
                                                                            ===========       ===========

* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                           -----------------------------       -----------------------------
                                                               2005              2004              2005              2004
                                                           -----------       -----------       -----------       -----------
Interest income
   Loans                                                   $    13,629       $     9,311       $    25,732       $    18,498
   Federal funds sold and overnight deposits                        61                29               127                46
   Investment securities
        Taxable                                                    976               711             1,799             1,568
        Tax exempt                                                 318               342               637               671
        Other                                                       77                48               143                96
                                                           -----------       -----------       -----------       -----------

        Total interest income                                   15,061            10,441            28,438            20,879
                                                           -----------       -----------       -----------       -----------

Interest expense
   Deposits                                                      5,253             2,967             9,536             6,135
   Short-term borrowings                                           141                51               241               104
   Long-term debt                                                  581               378             1,062               746
                                                           -----------       -----------       -----------       -----------

        Total interest expense                                   5,975             3,396            10,839             6,985
                                                           -----------       -----------       -----------       -----------

Net interest income                                              9,086             7,045            17,599            13,894
Provision for credit losses                                        638               272             1,318               660
                                                           -----------       -----------       -----------       -----------

Net interest income after provision for credit losses            8,448             6,773            16,281            13,234

Noninterest income
   Service charges on deposit accounts                             964               960             1,788             1,972
   Net gain (loss) on sale of securities                            (3)               --                (5)              111
   Income from investment services                                  95               180               233               313
   Mortgage banking fees                                           618               553             1,622               887
   Net gain on disposition of branch                                --               825                --               825
   Other noninterest income                                        141                86               315               337
                                                           -----------       -----------       -----------       -----------

        Total noninterest income                                 1,815             2,604             3,953             4,445

Noninterest expense
   Salaries and employee benefits                                3,428             2,984             6,895             5,782
   Occupancy expense                                               394               311               796               636
   Furniture and equipment expense                                 789               701             1,547             1,370
   Telecommunications expense                                      152               129               311               286
   Marketing expense                                               220               215               482               367
   Printing and supply expense                                     174               134               347               265
   Other noninterest expense                                     1,888             1,116             3,559             2,330
                                                           -----------       -----------       -----------       -----------

        Total noninterest expense                                7,045             5,590            13,937            11,036

Income before provision for income taxes                         3,218             3,787             6,297             6,643
Provision for income taxes                                       1,083             1,274             2,119             2,235
                                                           -----------       -----------       -----------       -----------

Net income                                                       2,135             2,513             4,178             4,408
Other comprehensive income (loss)                                  604            (3,070)             (369)           (1,984)
                                                           -----------       -----------       -----------       -----------
Comprehensive income (loss)                                $     2,739       $      (557)      $     3,809       $     2,424
                                                           ===========       ===========       ===========       ===========
Per share data
   Net income, basic                                       $      0.30       $      0.36       $      0.60       $      0.64
   Net income, diluted                                     $      0.29       $      0.35       $      0.58       $      0.62
   Cash dividends                                          $      0.11       $      0.10       $      0.22       $      0.20
Weighted average shares outstanding, basic                   6,991,912         6,868,133         6,936,055         6,862,659
Weighted average shares outstanding, diluted                 7,229,261         7,153,771         7,177,459         7,177,491

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                      -----------------------------
                                                                                          2005              2004
                                                                                      -----------       -----------
Cash flows from operating activities:
   Net income                                                                         $     4,178       $     4,408
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, accretion, and amortization                                           634             1,215
          Provision for credit losses                                                       1,318               660
          (Gain) loss on sale of securities available for sale                                  5              (111)
          (Gain) loss on disposal of premises and equipment                                     3              (108)
          Net change in loans held for sale                                                 3,229            (1,982)
          Changes in assets and liabilities:
               Increase in other assets                                                    (4,391)           (1,599)
               Increase in other liabilities                                                1,934               986
                                                                                      -----------       -----------
               Net cash provided by operating activities                                    6,910             3,467
                                                                                      -----------       -----------

Cash flows from investing activities:
      Proceeds from sales, maturities, or calls of securities available for sale           10,956            18,362
      Purchase of securities available for sale                                           (26,366)           (9,564)
      Purchase of premises and equipment                                                   (1,089)           (1,688)
      Proceeds from disposal of premises and equipment                                        111               229
      (Increase) decrease in other real estate owned                                        3,005               (40)
      Net increase in loans                                                               (98,398)          (19,642)
                                                                                      -----------       -----------

               Net cash used in investing activities                                     (111,781)          (12,343)
                                                                                      -----------       -----------

Cash flows from financing activities:
      Net increase (decrease) in deposits                                                  87,080            (3,271)
      Net decrease in other borrowings                                                     20,000             2,000
      Net decrease in federal funds purchased and repurchase agreements                     2,618             4,939
      Repurchase of common stock                                                             (627)           (1,135)
      Proceeds from issuance of common stock                                                  853               831
      Cash dividends paid                                                                  (1,557)           (1,316)
                                                                                      -----------       -----------

               Net cash provided by financing activities                                  108,367             2,048
                                                                                      -----------       -----------

Net decrease in cash and cash equivalents                                                   3,496            (6,828)
Cash and cash equivalents, January 1                                                       24,246            29,319
                                                                                      -----------       -----------

Cash and cash equivalents, June 30                                                    $    27,742       $    22,491
                                                                                      ===========       ===========

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of presentation

            The accompanying  unaudited  consolidated  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation's 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.

2.    Per share data

            Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                        ------------------------      ------------------------
                                                           2005           2004           2005           2004
                                                        ---------      ---------      ---------      ---------
      Weighted average number of shares
              used in basic EPS                         6,991,912      6,868,133      6,936,055      6,862,659
      Effect of dilutive stock options                    237,349        285,639        241,404        314,833
                                                        ---------      ---------      ---------      ---------

      Weighted average number of common
              shares and dilutive potential common
              shares used in dilutive EPS               7,229,261      7,153,771      7,177,459      7,177,491
                                                        =========      =========      =========      =========

            For the three months ended June 30, 2005 and 2004, there were 131,875 and 272,375 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the six months ended June 30, 2005 and 2004, there were 131,875 and 269,875 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

            On April 21, 2005, the Board of Directors approved a five-for-four (5:4) stock split of its common stock, to be effected as a 25% stock dividend. Shareholders of record at the close of business on May 12, 2005 received one additional share of the Company's common stock for each four shares owned. Certificates for the new shares and any cash to be paid to shareholders in lieu of fractional shares were issued on or about May 31, 2005. All relevant per share data has been restated to reflect this stock split.

            At the Annual Meeting of Shareholders held on May 19, 2005, proposals to increase the number of authorized shares of common stock from 40,000,000 to 75,000,000 with no par value were approved. For accounting purposes, the common stock will have a stated value of $1.00 per share.

3.    Stock based compensation

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

                                                    For the three months ended      For the six months ended
                                                    --------------------------      ------------------------
                                                             June 30,                        June 30,
                                                             --------                        --------
(Dollars in thousands, except per share data)          2005            2004           2005             2004
---------------------------------------------          ----            ----           ----             ----
Net income, as reported                             $   2,135       $   2,513       $   4,178       $   4,408
Less: Stock based compensation as
calculated per fair value method, net of
tax effect                                                (92)            (91)           (183)           (182)
                                                    ---------       ---------       ---------       ---------

Proforma net income                                 $   2,043       $   2,422       $   3,995       $   4,226
                                                    =========       =========       =========       =========

Basic earnings per share:
  As reported                                       $    0.30       $    0.36       $    0.60       $    0.64
  Proforma                                          $    0.29       $    0.36       $    0.58       $    0.59

Diluted earnings per share:
  As reported                                       $    0.29       $    0.35       $    0.58       $    0.62
  Proforma                                          $    0.28       $    0.35       $    0.56       $    0.56

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

4.    Loans

Loan Category:

                                                                                  June 30,        December 31,
       (Dollars in thousands)                                                       2005              2004
                                                                                ------------      ------------
Real estate - commercial                                                        $    167,827      $    166,491
Real estate - residential                                                            149,989           124,436
Real estate - construction                                                           213,165           162,143
Commercial, financial and agricultural                                                91,098            83,332
Consumer                                                                             148,256           137,332
                                                                                ------------      ------------

       Subtotal loans                                                                770,335           673,734

   Less: Loans held for sale                                                           7,080            10,308
                                                                                ------------      ------------

       Gross loans                                                              $    763,255      $    663,426
                                                                                ============      ============

Allowance for credit losses:

                                                       June 30, 2005                   December 31, 2004
                                             ------------------------------     ------------------------------
                                                               % of Loans                         % of Loans
                                                               in Each                            in Each
                                                               Category  to                       Category to
(Dollars in thousands)                         Allowance       Total Loans       Allowance        Total  Loans
                                             ------------      ------------     ------------      ------------
Balance at end of period applicable to:

     Real estate - construction                         2                28     $          1                24
     Real estate - mortgage                            68                41               43                42
     Commercial                                     5,635                12            5,166                13
     Consumer                                       2,675                19            2,143                21
                                             ------------      ------------     ------------      ------------

          Total                              $      8,380               100%    $      7,353               100%
                                             ============      ============     ============      ============

Rollforward - allowance for credit losses:

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ------------------------------
(Dollars in thousands)                                                              2005              2004
                                                                                ------------      ------------
Balance, beginning of period                                                    $      7,353      $      7,124
Charge-offs                                                                              503               634
Recoveries                                                                              (212)              (33)
                                                                                ------------      ------------
Net charge-offs                                                                          291               601
                                                                                ------------      ------------
Provision for credit losses                                                            1,318               660
                                                                                ------------      ------------
Balance, end of period                                                          $      8,380      $      7,183
                                                                                ============      ============

Annualized net charge-offs during the period to
          average loans outstanding during the period                                   0.08%             0.20%
                                                                                ============      ============
Ratio of allowance for credit losses to
          period end loans                                                              1.10%             1.20%
                                                                                ============      ============

Nonperforming assets:

                                                            June 30,        December 31,
(Dollars in thousands)                                        2005             2004
                                                          ------------      ------------
Nonaccrual                                                $      3,974      $      3,450
Past due 90 days or more and still accruing interest                28                65
Other real estate                                                2,544             5,559
Renegotiated troubled debt                                          --                --

5.    Employee benefit plans

            The accompanying table details the components of pension expense recognized in the Company's Consolidated Statements of Income and Comprehensive Income:

                                              For the three months                 For the six months
                                              --------------------                 ------------------
                                                 ended June 30,                      ended June 30,
                                                 --------------                      --------------
(Dollars in thousands)                       2005              2004               2005               2004
----------------------                       ----              ----               ----               ----
Service cost                            $        174       $        127       $        348       $        254
Interest cost                                    109                 90                217                180
Expected return on plan assets                  (131)              (121)              (262)              (242)
Amortization of prior service cost                 5                  5                 10                 10
                                        ------------       ------------       ------------       ------------
Net periodic pension cost               $        157       $        101       $        313       $        202
                                        ============       ============       ============       ============

            For the 2005 Plan Year, no tax-deductible contributions are required or allowed.

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

      The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management believes that it uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

Executive Summary

      FNB Financial Services Corporation (the "Company" or "FNB") is a North Carolina financial holding company. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of June 30, 2005, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries:
FNB Southeast Investment Services, Inc., which operated three offices, and FNB Southeast Mortgage Corporation, which operated seven offices. The Company relocated its headquarters from Reidsville, North Carolina to Greensboro, North Carolina in April 2004.

      Assets at June 30, 2005 were $979.4 million, an increase of $114.1 million, or 13.2%, since December 31, 2004. A $98.8 million increase in net loans, combined with a $14.0 million increase in investment securities, were the principal factors impacting this overall increase during the first six months of 2005. Over the past six months, noninterest bearing deposits increased $16.5 million and interest bearing deposits rose $70.6 million, resulting in a 12.0% increase in total deposits for the period.

     The Company's second quarter earnings were $2.14 million in 2005 and $2.51 million in 2004. Earnings per diluted share were $0.29 for the second quarters of 2005, compared to $0.35 for the same period in 2004. For the first six months of 2005, earnings were $4.18 million, or $0.58 per diluted share, compared to $4.41 million, or $0.62 per diluted share, for the first half of 2004. Excluding after-tax gains of $548,000 from the sale of a banking operation in the second quarter of 2004, year to date earnings for 2005 increased 8.2% and second quarter earnings rose 8.7%.

      Subsequent to June 30, 2005, two loan production offices of FNB Southeast Mortgage Corporation, located in Charlotte, NC and Cornelius, NC were closed. Management determined that these locations have been unable to produce market share significant enough to warrant FNB's continued commitment to that market and the decision was made to redirect the resources required to fund the operations at these offices into other areas of the Company.

Financial Condition

      Since December 31, 2004, the Company's assets have increased $114.1 million, rising from $865.3 million at yearend 2004 to $979.4 million at June 30, 2005. The principal factors impacting this overall increase during the first six months of 2005 were a $98.8 million increase in net loans, combined with a $14.0 million increase in investment securities. Loans at June 30, 2005 totaled $763.3 million, compared to $663.4 million at yearend 2004, an increase of 15.0%. Investment securities of $155.6 million at June 30, 2005 were $14.0 million higher than the $141.6 million balance at December 31, 2004.

      Deposits totaled $811.4 million at June 30, 2005, compared to $724.3 million at December 31, 2004. At the end of the second quarter 2005, noninterest bearing deposits were $95.3 million, or 11.8%, of total deposits. At June 30, 2005, borrowings at the Federal Home Loan Bank of Atlanta (FHLB) totaled $65.0 million, an increase of 44.4%, compared to $45.0 million at December 31, 2004. The proceeds form this increase were utilized as a funding source for the growth in the loan portfolio. Federal funds purchased and retail repurchase agreements totaled $24.2 million at June 30, 2005, an increase of $2.6 million from December 31, 2004.

      Shareholders' equity remains strong, with all of our regulatory capital ratios at levels that enable the Company to be considered "well capitalized" under bank regulatory capital guidelines. Shareholders' equity increased to $73.4 million at the end of the second quarter 2005, compared to $70.4 million at December 31, 2004. The Company paid cash dividends of $0.11 per share during the quarter ended June 30, 2005, a 10.0% increase over the $0.10 per share dividend rate for the second quarter of 2004. As discussed in the Notes to the Consolidated Financial Statements, a five-for-four (5:4) stock split was effected on or about May 31, 2005 with the issuance of shares and cash payment for fractional shares to shareholders of record on May 12, 2005.

      The Company recorded a fraud loss of $250,000 for the quarter ended June 30, 2005, which represents the deductible amount under the Bank's blanket bond policy. The loss reported is a result of some improper loans made in violation of certain policies and procedures of the Bank. Management of the Company and the Bank is in the process of conducting an investigation of this matter as well as an internal audit of the relevant loan portfolio. In addition, the Bank has engaged an outside consultant to conduct a comprehensive, independent credit review of that loan portfolio.

      In July 2004, the Company's Board of Directors approved the continuation of its stock repurchase program by authorizing the repurchase of up to 5% of the Company's outstanding common stock. This program succeeds a stock repurchase program authorized in November 2002 and became effective immediately upon completion of the 2002 program. The new authorization allows the repurchase of up to 343,905 additional shares of common stock. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. During the quarter ended June 30, 2005, a total of 6,375 shares were purchased at an average price of $18.09 through the stock repurchase program authorized by the Company's Board of Directors in July 2004. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

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

      The credit loss allowance, as a percentage of period end loans, was 1.10% at June 30, 2005, 1.11% at December 31, 2004, and 1.20% at June 30, 2004. For
the second quarter of 2005, provision charges against earnings totaled $638,000, compared to $272,000 in the second quarter of 2004. Net charge-offs for the second quarter of 2005 totaled $102,000, or a 0.06% annualized loss ratio based on average loans outstanding. This is a decrease from the net charge-offs for the second quarter of 2004 totaling $292,000, or 0.20% annualized loss ratio. Annualized net charge-offs for the first six months of 2005 and 2004 were 0.08% and 0.20%, respectively, based on average loans outstanding.

      Nonperforming loans totaled $4.0 million at June 30, 2005, compared to $3.5 million at yearend 2004 and $2.7 million at June 30, 2004. Other real estate owned ("OREO") was $2.6 million at June 30, 2005, $5.6 million at December 31, 2004, and $5.2 million at June 30, 2004. Approximately $321,000 has been transferred from loans into OREO and approximately $3.0 million of such assets were disposed of during the first six months of 2005. A net loss of $535,000 has been recorded on disposition or writedown of OREO in the current year.

      Total nonperforming assets (comprised of nonperforming loans and OREO) decreased to $6.6 million, or 0.67% of total assets at June 30, 2005, from $9.1 million, or 1.05% of total assets at December 31, 2004, and $8.0 million, or 1.01% of total assets a year ago.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Interest Income and Interest Expense
------------------------------------

      Total interest income was $15.1 million for the second quarter of 2005, compared to $10.4 million for the same period a year ago. Average earning assets for the current quarter were $899.5 million, an increase of 21.6% over the second quarter average of $739.6 million a year ago. Interest income from loans was $13.6 million, up 46.4% from $9.3 million in the second quarter of 2004. The average rate on loans increased to 7.41% in 2005, a 117 basis point increase over 2004. The increase in interest income was driven primarily by an increase in average loans outstanding combined with increases in the prime lending rate during the past year. Average loans of $737.7 million were 23.3% higher than the $598.3 million last year. Interest income on investments totaled $1.4 million for the three months ended June 30, 2005, compared to $1.1 million for the second quarter of 2004. The average balance of the investment portfolio was $153.4 million for the quarter ended June 30, 2005, a 14.6% increase from the average balance of $133.9 million for the prior year second quarter.

      Second quarter total interest expense was $6.0 million, compared to $3.4 million from the second quarter of last year, a 76.0% increase. Average interest bearing deposits increased 24.7%, to $694.5 million, from $556.9 for the second quarter of 2004. Interest expense on federal funds purchased and other borrowings was $722,000 and $429,000 for the quarters ended June 30, 2005 and 2004, respectively. The average balance of federal funds purchased and other borrowings was $87.2 million in 2005 and $79.7 million in 2004. The Company utilized the growth in deposits and the increased levels of borrowings as funding sources to support the growth in earning assets.

      During the three months ended June 30, 2005, net interest income increased $2.0 million, or 29.0%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $739.6 million for the second quarter of 2004 to $899.5 million for the second quarter of 2005, a 21.6% increase. The average yields on total interest earning assets for the same periods increased 103 basis points, from 5.76% to 6.79%. Average interest bearing liabilities for the second quarter of 2005 increased 22.8%, to $781.7 million from $636.6 million for the second quarter of 2004. The average cost of interest bearing liabilities for the same periods increased 93 basis points from

2.14% to 3.07%. The net result was an improvement in the interest rate spread from 3.62% for the three months ended June 30, 2004 to 3.72% for the same period in 2005.

Average Balance Sheet and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(Dollars in thousands)

For the quarter ended:                                      June 30, 2005                              June 30, 2004
                                                               Interest      Average                      Interest     Average
                                                Average         Income /     Yield /      Average         Income /     Yield /
                                               Balance(3)       Expense       Rate       Balance(3)       Expense       Rate
Interest earning assets:
Loans (2)                                      $ 737,735       $  13,629      7.41%      $ 598,329       $   9,311      6.24%
Taxable investment securities                    114,686             976      3.41%         96,432             711      2.95%
Tax-exempt investment securities (1)              32,134             482      6.01%         33,942             521      6.16%
Other securities                                   6,591              77      4.69%          3,501              46      6.87%
Federal funds sold and overnight deposits          8,376              61      2.87%          7,426              29      0.92%
                                               ---------       ---------                 ---------       ---------
   Total earning assets                          899,522          15,225      6.79%        739,630          10,618      5.76%
                                                               ---------                                 ---------

Non-earning assets:
Cash and due from banks                           32,115                                    23,938
Premises and equipment                            12,898                                    13,788
Other assets                                      18,330                                    20,861
Less: Allowance for credit losses                 (8,079)                                   (7,152)
                                               ---------                                 ---------
   Total assets                                $ 954,786                                 $ 791,065
                                               =========                                 =========

Interest bearing liabilities:
Savings and NOW                                $  52,850       $      31      0.24%      $  52,337       $      17      0.13%
MMI                                              127,786             823      2.58%         63,947             216      1.35%
Time deposits                                    513,857           4,399      3.43%        440,614           2,734      2.49%
Short-term borrowings                             23,335             141      2.42%         22,231              51      0.92%
Long-term debt                                    63,835             581      3.65%         57,500             378      2.64%
                                               ---------       ---------                 ---------       ---------
   Total interest bearing liabilities            781,663           5,975      3.07%        636,629           3,396      2.14%
                                                               ---------                                 ---------

Other liabilities and shareholders'
equity:
Demand deposits                                   88,550                                    80,590
Other liabilities                                 12,419                                     6,577
Shareholders' equity                              72,154                                    67,269
                                               ---------                                 ---------
  Total liabilities and equity                 $ 954,786                                 $ 791,065
                                               =========                                 =========

Net interest income and net yield on
earning assets (3) (4)                                         $   9,250      4.12%                      $   7,222      3.91%
                                                               =========      ====                       =========      ====

Interest rate spread (5)                                                      3.72%                                     3.62%
                                                                              ====                                      ====

(1) The fully tax equivalent basis is computed using a federal tax rate of 34%. The adjustments made to convert to a fully taxable equivalent basis were $164,000 for 2005 and $179,000 for 2004.

(2)   The average loan balances include nonaccruing loans.

(3) The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.

(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)   Earning asset yield minus interest bearing liabilities rate.

--------------------------------------------------------------------------------

Provision for Credit Losses
---------------------------

      A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that is deemed appropriate by management. The amount of the provision is based on continuing assessments of factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for credit losses in the second quarter of 2005 was $638,000, compared to $272,000 in 2004. The allowance for credit losses as a percentage of gross loans outstanding was 1.10% at June 30, 2005, 1.11% at December 31, 2004, and 1.20% at June 30, 2004. Annualized net credit losses, as a percent of average loans, was 0.06% and 0.20% for the quarters ended June 30, 2005 and 2004, respectively.

Noninterest Income and Expense
------------------------------

      Noninterest income in the second quarter of 2005 was $1.8 million, compared to $2.6 million in the same period last year. Deposit service charges were $964,000 for the second quarter of 2005, compared to $960,000 in the second quarter of 2004. Sales of securities available for sale during the second quarter of 2005 resulted in a $3,000 net loss; however, there were no net gains or losses on the sales of securities during the same period in 2004. Noninterest income in the second quarter of 2005 included $618,000 in mortgage banking fees and $95,000 in investment service fees compared to revenues of $553,000 and $180,000, respectively, for the previous year. Additionally, the Company realized a net gain of $825,000 on the disposition of a branch banking operation in the second quarter of 2004.

      Noninterest expense for the second quarter of 2005 was $7.0 million, a 26.0% increase over the $5.6 million expense in the second quarter of 2004. Salaries and employee benefits increased $444,000 because of increased staffing associated with the expansion of the mortgage banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Other items impacted were occupancy expense, which increased $83,000, and furniture and equipment expense, which rose $88,000, compared to second quarter 2004. Marketing expense increased $5,000 in the second quarter of 2004, compared to the same period a year ago, primarily because of costs associated with campaigns designed to increase deposits. Other noninterest expense for the second quarters of 2005 and 2004 totaled $1.9 million and $1.1 million, respectively.

      The Company recorded a fraud loss of $250,000 for the quarter ended June 30, 2005, which represents the deductible amount under the Bank's blanket bond policy. The loss reported is a result of some improper loans made in violation of certain policies and procedures of the Bank. Management of the Company and the Bank is in the process of conducting an investigation of this matter as well as an internal audit of the relevant loan portfolio. In addition, the Bank has engaged an outside consultant to conduct a comprehensive, independent credit review of that loan portfolio.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $1.1 million for the second quarter of 2005 and $1.3 million for the same period in 2004. The Company's effective tax rates for the three-month periods ended June 30, 2005 and 2004 were 33.6% for each period. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended June 30, 2005 and 2004.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Interest Income and Interest Expense
------------------------------------

      Total interest income was $28.4 million for the first six months of 2005, compared to $20.9 million for the same period in 2004. Average earning assets for the six months ended June 30, 2005 were $871.0 million, an increase of 17.6% over the average of $740.9 million a year ago. Interest income from loans was $25.7 million, up 39.1% from $18.5 million in 2004. The increase in interest income was driven primarily by a continuing increase in average loans outstanding. Average loans of $714.6 million were 20.3% higher than the $594.2 million last year. The average rate on loans increased to 7.26% in 2005, a 98 basis point increase over 2004. The increase in average loan rate is driven by increases in the prime lending rate over the past year. Interest income on investments for the six-month period totaled $2.6 million in 2005 and $2.3 million in 2004.

Average Balance Sheet and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(Dollars in thousands)

For the six months ended:                                June 30, 2005                                  June 30, 2004
                                           -----------------------------------------    ------------------------------------------
                                                           Interest          Average                      Interest        Average
                                            Average         Income /         Yield /      Average         Income /        Yield /
                                           Balance(3)       Expense           Rate      Balance(3)        Expense           Rate
                                           -----------------------------------------    ------------------------------------------
Interest earning assets:
Loans (2)                                  $ 714,586       $  25,732          7.26%      $ 594,206       $  18,498          6.28%
Taxable investment securities                109,169           1,799          3.32%        101,347           1,568          3.11%
Tax-exempt investment securities (1)          32,231             965          6.04%         33,389           1,017          6.17%
Other securities                               6,318             143          4.56%          4,716              96          4.10%
Overnight deposits                             8,686             127          2.95%          7,249              46          1.25%
                                           ---------       ---------                     ---------       ---------
   Total earning assets                      870,990          28,766          6.66%        740,907          21,225          5.78%
                                                           ---------                                     ---------

Non-earning assets:
Cash and due from banks                       31,901                                        25,653
Premises and equipment                        12,991                                        13,242
Other assets                                  19,026                                        17,020
Less: Allowance for credit losses             (7,819)                                       (7,156)
                                           ---------                                     ---------
   Total assets                            $ 927,089                                     $ 789,666
                                           =========                                     =========

Interest bearing liabilities:
Savings and NOW                            $  52,795       $      51          0.19%      $  52,211       $      33          0.13%
MMI                                          124,499           1,488          2.41%         64,928             441          1.37%
Time deposits                                499,966           7,997          3.23%        444,715           5,661          2.57%
Short-term borrowings                         21,784             241          2.23%         22,161             104          0.95%
Long-term debt                                59,939           1,062          3.57%         55,895             746          2.69%
                                           ---------       ---------                     ---------       ---------
   Total interest bearing liabilities        758,983          10,839          2.88%        639,910           6,985          2.20%
                                                           ---------                                     ---------
Other liabilities and shareholders'
equity:
Demand deposits                               85,498                                        76,482
Other liabilities                             11,118                                         6,255
Shareholders' equity                          71,490                                        67,019
                                           ---------                                     ---------
  Total liabilities and equity             $ 927,089                                     $ 789,666
                                           =========                                     =========

Net interest income and net yield on
earning assets (3) (4)                                     $  17,927          4.15%                      $  14,240          3.92%
                                                           =========          ====                       =========          ====

Interest rate spread (5)                                                      3.78%                                         3.58%
                                                                              ====                                          ====

(1) The fully tax equivalent basis is computed using a federal tax rate of 34%. The adjustments made to convert to a fully taxable equivalent basis were $328,000 for 2005 and $346,000 for 2004.

(2)   The average loan balances include nonaccruing loans.

(3) The average balances for all years include market adjustments to fair value for securities and loans available/held for sale.

(4) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(5)   Earning asset yield minus interest bearing liabilities rate.

      Total interest expense for the first six months of 2005 was $10.8 million, a 55.2% increase from the $7.0 million expense for the first six months of 2004. Interest expense on deposits for the six-month period increased 55.4%, to $9.5 million for 2005 from $6.1 million in 2004. The average rate for the six months on interest bearing deposits increased to 2.84% in 2005, from 2.20% one year earlier while average interest bearing deposits increased 20.5%, to $677.3 million, from $561.9 for the first six months of 2004. Interest expense on federal funds purchased and other borrowings was $1.3 million for the six months ended June 30, 2005 and $850,000 in 2004. The average balance of federal funds purchased and other borrowings increased from $78.1 million in 2004 to $81.7 million in 2005. The average rate paid on purchased funds increased from 2.20% for the first six months of 2004 to 3.22% for the same period in 2005. The Company utilized the growth in deposits and the increased levels of borrowings as funding sources to support balance sheet growth.

      During the six months ended June 30, 2005, net interest income increased $3.7 million, or 26.7%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $740.9 million for the six months of 2004 to $871.0 million for the same period in 2005, a 17.6% increase. The average yields on total interest earning assets for the same periods increased 88 basis points from 5.78% to 6.66%. Average interest bearing liabilities for the first six months of 2005 increased 18.6%, to $759.0 million from $639.9 million for the first six months of 2004. The average cost of interest bearing liabilities for the same periods increased 68 basis points from 2.20% to 2.88%. The net result was an improvement in the interest rate spread from 3.58% for the six months ended June 30, 2004 to 3.78% for the same period in 2005.

Provision for Credit Losses
---------------------------

      A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that is deemed appropriate by management. The amount of the provision is based on continuing assessments of factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for credit losses for the first six months of 2005 was $1.3 million, compared to $660,000 in 2004. The allowance for credit losses as a percentage of gross loans outstanding was 1.10% at June 30, 2005, 1.11% at December 31, 2004, and 1.20% at June 30, 2004. Year to date annualized net credit losses declined to 0.08% of average loans in 2005, compared to 0.20% for the same period in 2004.

Noninterest Income and Expense
------------------------------

      Noninterest income for the first six months of this year decreased 11.1% to $4.0 million from $4.4 million in the same period last year. For the six months, $5,000 of net losses from sales of investment securities was recognized in 2005, compared to $111,000 of net gains in the same period last year. Deposit service charges of $1.8 million for the first six months of 2005 decreased 9.3% from the $2.0 million in 2004. Mortgage banking fees increased to $1.6 million for the first six months of 2005, compared to $887,000 for the same period a year ago. The increase in mortgage banking fees for 2005 was primarily attributable to the increased volume generated by the Bank's mortgage subsidiary. Investment service fees decreased 25.6% for the first six months of 2005, from $313,000 in the first six months of 2004 to $233,000 for the same period in 2005.

      Noninterest expense for the first six months of 2005 was $13.9 million, a 26.3% increase over the $11.0 million expense in 2004. Salaries and employee benefits increased $1.1 million primarily because of increased staffing associated with the expansion of banking operations and the corporate headquarters relocation, combined with higher insurance and retirement costs. Other items impacted were occupancy expense, which increased $160,000, and furniture and equipment expense, which rose $177,000, compared to the first six months of 2004. Marketing expense increased $115,000 in the first six months of 2005, compared to the same period a year ago. Other noninterest expense was impacted by the expansion of banking operations that included a $336,000 increase in mortgage banking fees during the first six months of 2005, compared to the same period in 2004. Other expense for the first six months of 2005 and 2004 totaled $3.4 million and $2.3 million, respectively.

      The Company recorded a fraud loss of $250,000 for the quarter ended June 30, 2005, which represents the deductible amount under the Bank's blanket bond policy. The loss reported is a result of some improper loans made in violation of certain policies and procedures of the Bank. Management of the Company and the Bank is in the process of conducting an investigation of this matter as well as an internal audit of the relevant loan portfolio. In addition, the Bank has engaged an outside consultant to conduct a comprehensive, independent credit review of that loan portfolio.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $2.1 million for the first six months of 2005, compared to $2.2 million for the same period of 2004. The Company's effective tax rates for the six-month periods ended June 30, 2005 and 2004 were 33.7% and 33.6%, respectively. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the six months ended June 30, 2005 and 2004.

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

      As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of June 30, 2005.

                                  Regulatory Guidelines
                                -------------------------
                                   Well        Adequately
     Ratio                      Capitalized   Capitalized    Company       Bank
     -----                      -----------   -----------    -------       ----

     Total Capital                  10.0%        8.0%          10.2%       10.1%
     Tier 1 Capital                  6.0         4.0            9.2         9.1
     Leverage Capital                5.0         4.0            7.7         7.6

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

      During the first six months of 2005 the Company had net cash provided by operating activities of $6.9 million. This was an increase of $3.4 million from the $3.5 million of net cash provided by operating activities in the first six months of 2004. The increase is primarily attributable to the $5.2 million change in loans held for sale and a $2.8 million rise in other assets for the first six months of 2005, compared to the same period in 2004.

      Net cash used in investing activities in the first six months of 2005 totaled $111.8 million. Purchases of investment securities in the current year totaled $26.4 million and proceeds from sales, calls, or maturities of securities were $11.0 million. This compares to the first six months of 2004 when proceeds from sales, calls, or maturities of securities totaled $18.4 million and purchases of investment securities totaled $9.6 million, leading to net cash used in investment activities of $12.3 million. An increase in loans outstanding used $98.4 million in cash during the first six months of 2005, compared to an increase in outstanding loans in 2004 totaling $19.6 million. Capital expenditures used $1.1 million in 2005, compared to $1.7 million in 2004.

      During the six months ended June 30, 2005, financing activities provided $108.4 million compared to $2.0 million during the same six months in 2004. This change in financing activities is based primarily on an $87.1 million rise in deposits and cash inflows from other borrowings of $20.0 million during the first six months of 2005.

      Overall cash and cash equivalents totaled $27.7 million at June 30, 2005 compared to $24.2 million at December 31, 2004 and $22.5 million at June 30, 2004.

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

      The Company also has unsecured overnight borrowing lines of $51.0 million available through six financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each Federal funds line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company has also established a $15 million wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

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

      The Company has not experienced any substantive changes in portfolio risk during the six months ended June 30, 2005.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The accompanying table details, by month, the information related to the share repurchase program approved by the Company's Board of Directors in July 2004 authorizing the repurchase of up to 343,905 shares of the Company's outstanding common stock. The program was publicly announced in the month of approval.

                                        Stock Repurchase Program - Approved July 2004
                                        ---------------------------------------------
                                        (a)               (b)                     (c)                     (d)
                                                                                                   Maximum Number
                                  Total Number of     Average Price      Cumulative Number of      of Shares that
Period                           Shares Purchased    Paid Per Share         Shares Purchased    May Yet Be Purchased
---------------------------      ----------------    --------------         ----------------    --------------------
April 1, 2005 to
April 30, 2005 ............                --                 --                     --                 219,843

May 1, 2005 to
May 31, 2005 ..............             6,375            $ 18.09                130,438                 213,468

June 1, 2005 to
June 30, 2005 .............                --                 --                     --                 213,468
     Total ................             6,375            $ 18.09

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 19, 2005, at the Annual Meeting of the Company's shareholders, the following proposals were voted on by shareholders:

        Proposal
        --------

        To elect six members of the Board of Directors as follows:

        Three Directors to serve for a term of three years ending in 2008. Votes for each nominee were as follows:

        Nominee                    For                 Withheld
        -------                    ---                 --------
        Gary G. Blosser            4,727,516           131,220
        Joseph H. Kinnarney        4,716,710           142,027
        Kenan C. Wright            4,726,407           132,330

        Three Directors to serve for a term of two years ending in 2007. Votes for each nominee were as follows:

         Nominee                   For                  Withheld
         -------                   ---                  --------
        Pressley A. Ridgill        4,727,214            131,523
        Robbie Perkins             4,683,080            175,657
        E. Reid Teague             4,717,918            140,818

        The following directors remain in office: Ernest J. Sewell, C. Arnold Britt, and Barry Z. Dodson.

        Proposal
        --------

        To ratify the appointment of Dixon Hughes PLLC as the Company's independent registered public accounting firm for fiscal year 2005:

        For                        Against              Abstain
        ---                        -------              -------
        4,720,672                  68,845               69,220

        Proposal
        --------

        To approve an amendment to Article 4 of the Articles of Incorporation of the Corporation to increase the authorized number of shares of common stock from 40,000,000 to 75,000,000:

        For                        Against              Abstain
        ---                        -------              -------
        4,032,800                  751,669              74,268

        Proposal
        --------

        To approve an amendment to Article 10 of the Articles of Incorporation of the Corporation related to possible acquisitions or business combinations in the form of Article VI of the proposed Amended and Restated Articles of Incorporation:

        For                        Against              Abstain
        ---                        -------              -------
        2,947,001                  816,556              105,878

        Proposal
        --------

        To approve additional amendments to the Articles of Incorporation in the form of the proposed Amended and Restated Articles of Incorporation:

        For                        Against              Abstain
        ---                        -------              -------
        4,349,696                  382,226              126,813

Item 5. Other Information

        None.

Item 6. Exhibits

        Exhibit No.   Description
        -----------   -----------

        3.01(1)       Amended and Restated Articles of Incorporation.

        3.02(1)       Bylaws of Company, as amended.

        4.01(2)       Specimen Common Stock Certificate.

        10.01(4) Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.

        10.02(5)      Omnibus Equity Compensation Plan of the Registrant.

        10.03(6) Severance Policy for Senior Officers of the Registrant (employed for five years or more).

        10.04(7) Revised Severance Plan for Senior Officers of the Registrant(employed for five years or more).

        10.05(8) Severance Policy for Senior Officers of the Registrant (employed for less than five years).

        10.06(9) Benefit Equivalency Plan of the Registrant effective January 1, 1994.

        10.07(13)     Annual Management Incentive Plan of the Registrant.

        10.08(9)      Long Term Incentive Plan of the Registrant.

        10.09(11)     Long Term Incentive Plan of the Registrant for certain
                      senior management employees.

        10.10(9) Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief Executive Officer of the Registrant.

        10.11(10)     Split-Dollar Agreement dated January 27, 1995, between the
                      Registrant and Ernest J. Sewell.

        10.12(10)     Split-Dollar Agreement dated January 27, 1995, between the
                      Registrant and C. Melvin Gantt.

        10.13(10)     Split-Dollar Agreement dated December 8, 1995, between the
                      Registrant and Richard L. Powell.

        10.14(3) Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.

        10.15(10)     Split-Dollar Agreement dated March 20, 1998, between the
                      Registrant and Ernest J. Sewell.

        10.16(13)     Second Amendment, dated May 19, 2004, to the Employment
                      Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, President and Chief
                      Executive Officer of the Registrant.

        10.17(12)     Employment and Change of Control Agreement dated July 1,
                      2004, between the Registrant, as employer, and Pressley A.
                      Ridgill, Executive Vice President and Chief Operating
                      Officer of the Registrant.

        10.18(13)     2005 Annual Incentive Bonus Plan

        10.19(13)     Third Amendment to Employment Agreement and First
                      Amendments to Split-Dollar Agreements and Collateral
                      Agreements with Ernest J. Sewell effective January 1, 2004

        31.01         Certification of Ernest J. Sewell.

        31.02         Certification of Michael W. Shelton.

        32.01 Certification of Periodic Financial Report Pursuant to 18 U.S.C Section 1350.

Exhibit references:

      (1) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated May 25, 2005, filed with the Securities and Exchange Commission.

      (2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.

      (3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

      (4) Incorporated herein by reference to the Registrant's Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.

      (5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.

      (6) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission.

      (7) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.

      (8) Incorporated herein by reference to the Registrant's Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.

      (9) Incorporated herein by reference to the Registrant's Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.

      (10) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.

      (11) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

      (12) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission.

      (13) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FNB FINANCIAL SERVICES CORPORATION
                                   (Registrant)


August 9, 2005                          /s/ MICHAEL W. SHELTON
                                        -----------------------------
                                               Michael W. Shelton
                                   (Senior Vice President, Chief Financial
                                     Officer, Secretary, and Treasurer)