Form 10-Q
period 2005-09-30
FNB FINANCIAL SERVICES CORP
filed 2005-11-09
CIK 742679

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                ----------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                               September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in
                   Rule 12b-2 of the Act). Yes |_| No |X|

 At October 31, 2005, 7,034,348 shares of the registrant's common stock, $1.00 stated value, were outstanding.

================================================================================

                       FNB FINANCIAL SERVICES CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART  I  FINANCIAL INFORMATION

Item  1  Financial Statements

         Consolidated Balance Sheets
         September 30, 2005 and December 31, 2004                              3

         Consolidated Statements of Income and Comprehensive Income Three
         Months and Nine Months Ended September 30, 2005 and 2004              4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004                         5

         Notes to Consolidated Financial Statements                            6

Item  2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item  3  Quantitative and Qualitative Disclosures About Market Risk           20

Item  4  Controls and Procedures                                              20

PART  II OTHER INFORMATION

Item  1  Legal Proceedings                                                    21

Item  2  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item  3  Defaults Upon Senior Securities                                      21

Item  4  Submission of Matters to a Vote of Security Holders                  21

Item  5  Other Information                                                    21

Item  6  Exhibits                                                             22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

                                                                              September 30,
                                                                                  2005           December 31,
                                                                               (Unaudited)          2004 *
                                                                              ------------       ------------
ASSETS

Cash and due from banks                                                       $     32,455       $     24,246
Investment securities:
     Securities available for sale                                                 172,908            137,161
     Federal Home Loan Bank and Federal Reserve Bank Stock, at cost                  5,514              4,442
Loans, net of allowance for credit losses of $9,333 at
      September 30, 2005 and $7,353 at December 31, 2004                           762,026            656,073
Premises and equipment, net                                                         13,071             13,144
Other assets                                                                        25,804             30,269
                                                                              ------------       ------------

               Total assets                                                   $  1,011,778       $    865,335
                                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing                                                      $     88,809       $     78,810
     Interest bearing                                                              741,021            645,475
                                                                              ------------       ------------
               Total deposits                                                      829,830            724,285

Short-term borrowings                                                                7,236             21,534
Long-term debt                                                                      90,774             45,000
Other liabilities                                                                    9,333              4,086
                                                                              ------------       ------------

               Total liabilities                                                   937,173            794,905
                                                                              ------------       ------------

Shareholders' Equity:
Preferred stock no par value; authorized 10,000,000 shares;
               none issued                                                              --                 --
Common stock, $1.00 stated value; authorized 75,000,000 shares;
               outstanding 7,036,148 at September 30, 2005 and 5,550,326
               at December 31, 2004                                                  7,036              5,550
Paid-in capital                                                                     21,964             21,367
Retained earnings                                                                   46,933             43,986
Accumulated other comprehensive loss                                                (1,328)              (473)
                                                                              ------------       ------------

               Total shareholders' equity                                           74,605             70,430
                                                                              ------------       ------------

               Total liabilities and shareholders' equity                     $  1,011,778       $    865,335
                                                                              ============       ============

* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)


                                                                Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                           -----------------------------       -----------------------------
                                                               2005              2004              2005              2004
                                                           -----------       -----------       -----------       -----------
Interest income
  Loans                                                    $    14,917       $    10,030       $    40,649       $    28,528
  Federal funds sold and overnight deposits                         95                92               222               138
  Investment securities
    Taxable                                                      1,099               763             2,898             2,331
    Tax exempt                                                     319               347               957             1,019
    Other                                                           62                43               205               139
                                                           -----------       -----------       -----------       -----------

    Total interest income                                       16,492            11,275            44,931            32,155
                                                           -----------       -----------       -----------       -----------

Interest expense
  Deposits                                                       5,841             3,545            15,378             9,679
  Short-term borrowings                                             92                21               332               126
  Long-term debt                                                   757               324             1,819             1,071
                                                           -----------       -----------       -----------       -----------

    Total interest expense                                       6,690             3,890            17,529            10,876
                                                           -----------       -----------       -----------       -----------

Net interest income                                              9,802             7,385            27,402            21,279
Provision for credit losses                                      1,187               285             2,505               945
                                                           -----------       -----------       -----------       -----------

Net interest income after provision for credit losses            8,615             7,100            24,897            20,334

Noninterest income
  Service charges on deposit accounts                            1,035               906             2,823             2,877
  Net gain (loss) on sale of securities                              5                (3)               --               108
  Income from investment services                                   83               133               316               446
  Mortgage banking fees                                            552               549             2,175              1436
  Net gain on disposition of branch                                 --                --                --               825
  Other noninterest income                                          59               110               373               448
                                                           -----------       -----------       -----------       -----------

    Total noninterest income                                     1,734             1,695             5,687             6,140

Noninterest expense
  Salaries and employee benefits                                 3,844             3,124            10,740             8,906
  Occupancy expense                                                427               384             1,223             1,020
  Furniture and equipment expense                                  727               716             2,274             2,086
  Telecommunications expense                                       169               157               480               443
  Marketing expense                                                304               276               787               643
  Printing and supply expense                                      136               131               483               396
  Other noninterest expense                                      1,386             1,181             4,943             3,512
                                                           -----------       -----------       -----------       -----------

    Total noninterest expense                                    6,993             5,969            20,930            17,006

Income before provision for income taxes                         3,356             2,825             9,654             9,468
Provision for income taxes                                       1,138               913             3,257             3,148
                                                           -----------       -----------       -----------       -----------

Net income                                                       2,218             1,912             6,397             6,320
Other comprehensive income (loss)                                 (486)            1,975              (855)               (9)
                                                           -----------       -----------       -----------       -----------

Comprehensive income                                       $     1,732       $     3,887       $     5,542       $     6,311
                                                           ===========       ===========       ===========       ===========
Per share data
  Net income, basic                                        $      0.32       $      0.28       $      0.92       $      0.92
  Net income, diluted                                      $      0.31       $      0.27       $      0.89       $      0.89
  Cash dividends                                           $      0.11       $      0.10       $      0.33       $      0.30
Weighted average shares outstanding, basic                   7,003,950         6,850,968         6,984,342         6,858,733
Weighted average shares outstanding, diluted                 7,200,423         7,031,148         7,210,542         7,086,476

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                          2005              2004
                                                                                      ------------     ------------
Cash flows from operating activities:
   Net income                                                                         $      6,396     $      6,320
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation, accretion, and amortization                                            915               60
          Provision for credit losses                                                        2,505              945
          (Gain) on sale of securities available for sale                                       --             (108)
          (Gain) loss on disposal of premises, equipment and other real estate                 504             (106)
          Net change in loans held for sale                                                  9,082           (4,221)
          Changes in assets and liabilities:
               Increase in other assets                                                     (9,237)            (190)
               Increase in other liabilities                                                 5,700            1,550
                                                                                      ------------     ------------
               Net cash provided by operating activities                                    15,865            4,250
                                                                                      ------------     ------------

Cash flows from investing activities:
      Proceeds from sales, maturities, or calls of securities available for sale            19,797           27,294
      Purchase of securities available for sale                                            (57,374)         (32,688)
      Purchase of premises and equipment                                                    (1,546)          (2,547)
      Proceeds from disposal of premises and equipment                                         110              292
      Proceeds from disposal of other real estate owned                                      2,163              226
      Net increase in loans                                                               (106,007)         (59,700)
                                                                                      ------------     ------------

               Net cash used in investing activities                                      (142,857)         (67,123)
                                                                                      ------------     ------------

Cash flows from financing activities:
      Net increase in deposits                                                             105,544           81,988
      Net increase (decrease) in long-term debt                                             45,774          (20,500)
      Net decrease in short-term borrowings                                                (14,298)          (2,566)
      Repurchase of common stock                                                              (803)          (2,504)
      Proceeds from issuance of common stock                                                 1,312            1,411
      Cash dividends paid                                                                   (2,328)          (1,971)
                                                                                      ------------     ------------

               Net cash provided by financing activities                                   135,201           55,858
                                                                                      ------------     ------------

Net increase (decrease) in cash and cash equivalents                                         8,209           (7,015)
Cash and cash equivalents, January 1                                                        24,246           29,319
                                                                                      ------------     ------------

Cash and cash equivalents, September 30                                               $     32,455     $     22,304
                                                                                      ============     ============

            See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.    Basis of presentation

            The accompanying unaudited consolidated financial statements of FNB Financial Services Corporation (the "Company" or "FNB") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in FNB's 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders' equity as previously reported.

2.    Per share data

            Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

                                                           Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                        --------------------------      --------------------------
                                                           2005            2004            2005            2004
                                                        ----------      ----------      ----------      ----------
      Weighted average number of shares
              used in basic EPS                          7,003,950       6,850,968       6,984,342       6,858,733
      Effect of dilutive stock options                     196,473         180,180         226,200         227,743
                                                        ----------      ----------      ----------      ----------

      Weighted average number of common
              shares and dilutive potential common
              shares used in dilutive EPS                7,200,423       7,031,148       7,210,542       7,086,476
                                                        ==========      ==========      ==========      ==========

            For the three months ended September 30, 2005 and 2004, there were 125,625 and 275,541 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the nine months ended September 30, 2005 and 2004, there were 125,625 and 271,375 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

            On April 21, 2005, the Board of Directors approved a five-for-four (5:4) stock split of its common stock, to be effected as a 25% stock dividend. Shareholders of record at the close of business on May 12, 2005 received one additional share of the Company's common stock for each four shares owned. Certificates for the new shares and any cash to be paid to shareholders in lieu of fractional shares were issued on May 31, 2005. All relevant per share data has been restated to reflect this stock split.

            At the Annual Meeting of Shareholders held on May 19, 2005, proposals to increase the number of authorized shares of common stock from 40,000,000 to 75,000,000 with no par value were approved. For accounting purposes, the common stock will have a stated value of $1.00 per share.

3.    Stock based compensation

            The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, the Company has elected to continue using the measurement prescribed in Accounting Principles Board ("APB") Opinion No. 25, and accordingly, SFAS No. 123 had no effect on the Company's financial position or results of operations. The Company has issued stock under both incentive and non-qualified stock option plans. The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, is disclosed in the accompanying table.

            These plans provide that shares granted come from the Company's authorized, but unissued, common stock. The exercise price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1996 and thereafter vest ratably over a four-year period. No option will be exercisable after ten years from the date granted.

                                                    For the three months ended           For the nine months ended
                                                    --------------------------           -------------------------
                                                            September 30,                       September 30,
                                                            -------------                       -------------
(Dollars in thousands, except per share data)          2005              2004              2005              2004
---------------------------------------------          ----              ----              ----              ----
Net income, as reported                            $     2,218       $     1,912       $     6,396       $     6,320
Less: Stock based compensation as
calculated per fair value method, net of
tax effect                                                 (92)              (94)             (275)             (281)
                                                   -----------       -----------       -----------       -----------

Proforma net income                                $     2,126       $     1,818       $     6,121       $     6,039
                                                   ===========       ===========       ===========       ===========

Basic earnings per share:
  As reported                                      $      0.32       $      0.28       $      0.92       $      0.92
  Proforma                                         $      0.30       $      0.27       $      0.88       $      0.88

Diluted earnings per share:
  As reported                                      $      0.31       $      0.27       $      0.89       $      0.89
  Proforma                                         $      0.30       $      0.26       $      0.85       $      0.85

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Accounting for Stock-Based Compensation." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the financial statements as services are performed. The provisions of this Statement are effective for the first interim reporting period of fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006.

4.    Loans

Loan Category:

                                                                                September 30,    December 31,
       (Dollars in thousands)                                                        2005            2004
                                                                                -------------    ------------

Real estate - commercial                                                         $   181,697     $   166,491
Real estate - residential                                                            149,595         124,436
Real estate - construction                                                           202,982         162,143
Commercial, financial and agricultural                                                91,490          83,332
Consumer                                                                             149,605         137,332
                                                                                 -----------     -----------

       Subtotal loans                                                                775,369         673,734

   Less: Loans held for sale                                                           4,010          10,308
                                                                                 -----------     -----------

       Gross loans                                                               $   771,359     $   663,426
                                                                                 ===========     ===========

Allowance for credit losses:

                                                   September 30, 2005                 December 31, 2004
                                             ----------------------------       ----------------------------
                                                              % of Loans                         % of Loans
                                                              in Each                            in Each
                                                              Category to                        Category to
(Dollars in thousands)                        Allowance       Total Loans        Allowance       Total Loans
                                             -----------      -----------       -----------      -----------
Balance at end of period applicable to:

     Real estate - construction                        3               26       $         1               24
     Real estate - mortgage                           73               43                43               42
     Commercial                                    6,657               12             5,166               13
     Consumer                                      2,600               19             2,143               21
                                             -----------      -----------       -----------      -----------

          Total                              $     9,333              100%      $     7,353              100%
                                             ===========      ===========       ===========      ===========

Rollforward - allowance for credit losses:

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                              ------------------------------
(Dollars in thousands)                                                            2005               2004
                                                                              -----------        -----------
Balance, beginning of period                                                  $     7,353        $     7,124
Charge-offs                                                                           771                792
Recoveries                                                                           (246)               (64)
                                                                              -----------        -----------
Net charge-offs                                                                       525                728
                                                                              -----------        -----------
Provision for credit losses                                                         2,505                945
                                                                              -----------        -----------
Balance, end of period                                                        $     9,333        $     7,341
                                                                              ===========        ===========

Annualized net charge-offs during the period to
    average loans outstanding during the period                                      0.10%              0.16%
                                                                              ===========        ===========
Allowance for credit losses as a percent of
    period end loans                                                                 1.21%              1.15%
                                                                              ===========        ===========

Nonperforming assets:

                                                         September 30,     December 31,
(Dollars in thousands)                                       2005              2004
                                                         -------------     ------------
Nonaccrual                                                $     4,083      $     3,450
Past due 90 days or more and still accruing interest               25               65
Other real estate                                               1,485            5,559
Renegotiated troubled debt                                         --               --

5.    Employee benefit plans

            The accompanying table details the components of pension expense recognized in FNB's Consolidated Statements of Income and Comprehensive
      Income:

                                           For the three months                 For the nine months
                                           --------------------                 -------------------
                                            ended September 30,                 ended September 30,
                                            -------------------                 -------------------
(Dollars in thousands)                      2005              2004              2005             2004
                                            ----              ----              ----             ----
Service cost                            $       174       $       127       $       521       $       381
Interest cost                                   109                90               326               270
Expected return on plan assets                 (131)             (121)             (393)             (363)
Amortization of prior service cost                5                 5                15                15
                                        -----------       -----------       -----------       -----------
Net periodic pension cost               $       157       $       101       $       469       $       303
                                        ===========       ===========       ===========       ===========

            For the 2005 Plan Year, no tax-deductible contributions are required or allowed.

6.    Trust preferred securities

            The Company and FNB Financial Services Capital Trust I, a Delaware statutory trust (the "Trust," wholly owned by the Company), issued and sold on August 26, 2005 $25,000,000 of the Trust's Floating Rate Preferred Securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to LIBOR plus 1.46% (the "Preferred Securities") and a maturity date of September 30, 2035. The Preferred Securities are callable in 5 years. Interest payment dates are March 30, June 30, September 30, and December 30 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the "Common Securities"), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the "Junior Subordinated Notes") of the Company. The Company adopted FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities," upon the establishment of the Trust and has not included the Trust in the consolidated financial statements.

            The Company contributed $24,000,000 of the proceeds from the sale of the Junior Subordinated Notes to the Bank as Tier I Capital to support the Bank's growth. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital.

7.    Loss contingency

            On June 20, 2005, the Company discovered that a loan officer in the Bank's Harrisonburg, VA Region made improper loans and engaged in transactions in violation of certain policies and procedures of the Bank. The Company terminated the employment of the loan officer and commenced investigations, including reviews of the loan portfolio of the former loan
      officer,   through  both  the

      Bank's internal audit function and an independent consulting firm. The Company has recorded a fraud loss of $50,000 with respect to these matters.

            As a result of these investigations and reviews and management's analyses of the relevant loans, during the quarter ended September 30, 2005, the Bank changed the risk grades of certain loans in the former loan officer's portfolio and made special provisions to its allowance for credit losses of approximately $900,000. These provisions were in addition to provisions to the allowance made in the ordinary course of the Bank's continuing reviews and analyses of its loan portfolio. FNB is continuing to scrutinize the loan portfolio of the former loan officer. Based on its analyses of that portfolio and the results of the investigations and reviews discussed above, management has concluded that, other than the approximately $900,000 in special provisions recorded in the third quarter, additional special provisions to the Bank's allowance for credit losses were not warranted. It is possible, however, that additional provisions to the allowance for credit losses resulting from the loan portfolio of the former loan officer would be required in the future based on changes in circumstances relating to credits in that portfolio.

            During the quarter ended September 30, 2005, the Company asserted a claim under its fidelity bond for potential losses resulting from the activities of the former loan officer. In addition, with the consent of the issuer of the fidelity bond, the Bank entered into a repayment arrangement with the former loan officer on September 29, 2005. Under this arrangement, the former loan officer agreed to pay the Bank approximately $809,000, to guarantee repayment of loans made by him to affiliated parties and to collateralize a portion of his repayment and guarantee obligations. At the time of the execution of the relevant agreements, approximately $140,500 of the loans to affiliated parties were repaid. A sale of a portion of the collateral pledged by the former loan officer is expected to occur during the quarter ending December 31, 2005, with the net proceeds of such sale being payable to the Bank. At this time, the Company is unable to predict with certainty the amount of such net proceeds, the amount the Bank will be able to recover from other collateral pledged by the former loan officer, the amount the loan officer will pay on his obligation from other sources, or the amount or timing of recovery the Company will obtain from its claim on its fidelity bond and, accordingly, the Company has recorded a $200,000 valuation allowance with respect to this receivable.

8.    Shareholders' equity

            The balances in FNB's shareholders' equity accounts totaled $74,605,000 at September 30, 2005, compared to $70,430,000 at December 31,
      2005, an increase of $4,175,000. During the first nine months of 2005, FNB's common stock split five-for-four (5:4), resulting in a $1,398,000 transfer from retained earnings to common stock. Reductions of $38,000 in common stock and $770,000 in paid-in capital were generated from the continued activity in the share repurchase program established by the Board of Directors. Concurrently, the exercise of stock options produced additions of $125,000 and $1,192,000, respectively, in common stock and paid-in capital. The income tax benefit related to the exercise of stock options increased paid-in capital by $452,000. Retained earnings experienced a net increase of $2,671,000 during the first nine months of 2005. In addition to the impact of the stock split on retained earnings, other items include net income year to date through September 30, 2005 of $6,397,000, as well as an outflow of $2,328,000 in dividends paid to shareholders. Accumulated other comprehensive losses amounted to $1,329,000, after experiencing $855,000 in other comprehensive losses for the first nine months of 2005.

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

      The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management's best estimate of probable credit losses incurred as of the balance sheet date. The Company's allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management believes that it uses the best information available to make evaluations, future adjustments may be necessary if economic or other conditions differ substantially from the assumptions used.

Executive Summary

      FNB Financial Services Corporation (the "Company" or "FNB") is a North Carolina financial holding company headquartered in Greensboro, North Carolina. The Company's wholly owned subsidiary, FNB Southeast (the "Bank"), is a North Carolina chartered commercial bank. As of September 30, 2005, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

      Assets at September 30, 2005 were $1.01 billion, an increase of $146.4 million, or 16.9%, since December 31, 2004. A $107.9 million increase in net loans, combined with a $36.8 million increase in investment securities, were the principal factors impacting this overall increase during the first nine months of 2005. Over the past nine months, noninterest bearing deposits increased $10.0 million and interest bearing deposits rose $95.5 million, resulting in a 14.6% increase in total deposits for the period.

      FNB's third quarter earnings were $2.2 million in 2005 and $1.9 million in 2004. Earnings per diluted share were $0.31 for the third quarter of 2005, compared to $0.27 for the same period in 2004. For the first nine months of 2005, earnings were $6.4 million, or $0.89 per diluted share, compared to $6.3 million, or $0.89 per diluted share, for the first nine months of 2004. Excluding after-tax gains of $548,000 from the sale of a banking operation in the second quarter of 2004, year to date earnings for 2005 increased 10.8%.

      In July 2005, two loan production offices of FNB Southeast Mortgage Corporation, located in Charlotte, NC and Cornelius, NC were closed. Management determined that these locations have been unable to produce market share significant enough to warrant FNB's continued commitment to that market and the decision was made to redirect the resources required to fund the operations at these offices into other areas of the Company.

Financial Condition

      Since December 31, 2004, the Company's assets have increased $146.4 million, rising from $865.3 million at yearend 2004 to $1.01 billion at September 30, 2005. The principal factors impacting this overall increase during the first nine months of 2005 were a $107.9 million increase in net loans, combined with a $36.8 million increase in investment securities. Loans at September 30, 2005 totaled $771.4 million, compared to $663.4 million at yearend 2004, an increase of 16.3%. The acceleration in loan growth was spread across all major loan categories and was led by real estate loans which were 17.9% higher at September 30, 2005, compared to yearend 2004. In addition, commercial loans and consumer loans grew 9.8% and 8.9%, respectively. Investment securities of $178.4 million at September 30, 2005 were $36.8 million higher than the $141.6 million balance at December 31, 2004.

      Deposits generated through the FNB branch network are the largest source of funds used to support asset growth. Deposits totaled $829.8 million at September 30, 2005, compared to $724.3 million at December 31, 2004. While there has been positive growth in deposits, resulting from several successful marketing campaigns, the overall deposit mix has remained relatively the same. At September 30, 2005, borrowings at the Federal Home Loan Bank of Atlanta
(FHLB) totaled $65.0 million, an increase of 44.4%, compared to $45.0 million at December 31, 2004. The proceeds from this increase were utilized as a funding source for the growth in the loan portfolio. Federal funds purchased and retail repurchase agreements totaled $7.2 million at September 30, 2005, a decrease of $14.3 million from December 31, 2004.

      Shareholders' equity remains strong, with all of our regulatory capital ratios at levels that enable the Company to be considered "well capitalized" under bank regulatory capital guidelines. Shareholders' equity increased to $74.6 million at the end of the third quarter 2005, compared to $70.4 million at December 31, 2004. The Company paid cash dividends of $0.11 per share during the quarter ended September 30, 2005, a 10.0% increase over the $0.10 per share dividend rate for the third quarter of 2004. As discussed in the Notes to the Consolidated Financial Statements, a five-for-four (5:4) stock split was effected on May 31, 2005 with the issuance of shares and cash payment for fractional shares to shareholders of record on May 12, 2005. On August 26, 2005, FNB completed a Trust Preferred Securities transaction in the amount of $25,000,000. FNB contributed $24,000,000 of the proceeds to the Bank as Tier I capital to support the Bank's growth. See the Notes to the Consolidated Financial Statements for a discussion of FNB's issuance of trust preferred securities.

      On June 20, 2005, the Company discovered that a loan officer in the Bank's Harrisonburg, VA Region made improper loans and engaged in transactions in violation of certain policies and procedures of the Bank. The Company terminated the employment of the loan officer and commenced investigations, including reviews of the loan portfolio of the former loan officer, through both the Bank's internal audit function and an independent consulting firm. The Company recorded a fraud loss of $50,000 with respect to these matters.

      As a result of these investigations and reviews and management's analyses of the relevant loans, during the quarter ended September 30, 2005, the Bank changed the risk grades of certain loans in the former loan officer's portfolio and made special provisions to its allowance for credit losses of approximately $900,000. These provisions were in addition to provisions to the allowance made in the ordinary course of the Bank's continuing reviews and analyses of its loan portfolio.

      During the quarter ended September 30, 2005, the Company asserted a claim under its fidelity bond for potential losses resulting from the activities of the former loan officer. In addition, with the consent of the issuer of the fidelity bond, the Bank entered into a repayment arrangement with the former loan officer on September 29, 2005. Under this arrangement, the former loan officer agreed to pay the Bank approximately $809,000, to guarantee repayment of loans made by him to affiliated parties and to collateralize a portion of his repayment and guarantee obligations. At the time of the execution of the relevant agreements, approximately $140,500 of the loans to affiliated parties were repaid. A sale of a portion of the collateral pledged by the former loan officer is expected to occur during the quarter ending December 31, 2005, with the net proceeds of such sale being payable to the Bank. At this time, the Company is unable to predict with certainty the amount of such net proceeds, the amount the Bank will be able to recover from other collateral pledged by the former loan officer, the amount the loan officer will pay on his obligation from other sources, or the amount or timing of recovery the Company will obtain from its claim on its fidelity bond and, accordingly, the Company has recorded a $200,000 valuation allowance with respect to this receivable.

      FNB is continuing to scrutinize the loan portfolio of the former loan officer. Based on its analyses of that portfolio and the results of the investigations and reviews discussed above, management has concluded that, other than the approximately $900,000 in special provisions recorded in the third quarter, additional special provisions to the Bank's allowance for credit losses were not warranted during the quarter ended September 30, 2005. It is possible, however, that additional provisions to the allowance for credit losses resulting from the loan portfolio of the former loan officer would be required in the future based on changes in circumstances relating to credits in that portfolio.

      In July 2004, FNB's Board of Directors approved the continuation of its stock repurchase program by authorizing the repurchase of up to 5% of the Company's outstanding common stock. This program succeeds a stock repurchase program authorized in November 2002 and became effective immediately upon completion of the 2002 program. The new authorization allows the repurchase of up to 343,905 additional shares of common stock. This program is intended to help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. During the quarter ended September 30, 2005, a total of 10,000 shares were purchased at an average price of $17.50 per share through the stock repurchase program authorized by the Company's Board of Directors in July 2004. In accordance with state law, repurchased shares are cancelled and are no longer considered issued.

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

      The credit loss allowance, as a percentage of period end loans, was 1.21% at September 30, 2005, 1.11% at December 31, 2004, and 1.15% at September 30, 2004. For the third quarter of 2005, provision charges against earnings totaled $1.2 million, compared to $285,000 in the third quarter of 2004. During the quarter ended September 30, 2005, the Bank changed the risks grades of certain loans in the loan portfolio of a former loan officer whose employment was terminated in June of 2005 and who made certain loans and engaged in certain transactions in violation of policies and procedures of the Bank. The Company conducted investigations and reviews of these matters, including the loan portfolio of the former loan officer, through both its internal audit function and an independent consulting firm. As a result of these investigations and reviews and management's analyses of the relevant loans, the Bank changed the risk grades of certain loans and made special provisions to its allowance for credit losses of approximately $900,000 during the third quarter. These provisions were in addition to provisions to the allowance made in the ordinary course of the Bank's continuing reviews and analyses of its loan portfolio. Net charge-offs for the third quarter of 2005 totaled $422,000, or a 0.22% annualized loss percentage based on average loans outstanding, compared to net charge-offs for the third quarter of 2004 totaling $127,000, or 0.08% annualized loss percentage. Annualized net credit losses for the first nine months of 2005 and 2004 were 0.13% and 0.16%, respectively, based on average loans outstanding.

      Nonperforming loans totaled $4.1 million at September 30, 2005, compared to $3.5 million at yearend 2004 and $4.4 million at September 30, 2004. Other real estate owned ("OREO") was $1.5 million at September 30, 2005, $5.6 million at December 31, 2004, and $5.0 million at September 30, 2004. Approximately $576,000 has been transferred from loans into OREO and approximately $4.7 million of such assets were disposed of during the first nine months of 2005. A net loss of $477,000 has been recorded on disposition or writedown of OREO in the current year.

      Total nonperforming assets (comprised of nonperforming loans and OREO) decreased to $5.6 million, or 0.55% of total assets at September 30, 2005, from $9.1 million, or 1.05% of total assets at December 31, 2004, and $9.3 million, or 1.10% of total assets a year ago.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Interest Income and Interest Expense
------------------------------------

      Total interest income was $16.5 million for the third quarter of 2005, compared to $11.3 million for the same period a year ago. Average earning assets for the current quarter were $939.5 million, an increase of 21.0% over the third quarter average of $776.5 million a year ago. Interest income from loans was $14.9 million, up 48.7% from $10.0 million in the third quarter of 2004. Interest income from loans increased to $14.9 million, from $10.0 million in the third quarter of 2004, with $2.2 million due to rate increases and $2.7 million resulting from an increase in volume. The average rate on loans increased to 7.77% in 2005, a 129 basis point increase over 2004. The increase in interest income was driven primarily by an increase in average loans outstanding combined with increases in the prime lending rate during the past year. Average loans of $767.5 million were 24.0% higher than the $619.2 million last year. Interest income on investments totaled $1.6 million for the three months ended September 30, 2005, compared to $1.2 million for the third quarter of 2004. This increase was primarily due to the change in volume of $173,000 and the change in rate of $120,000. The average balance of the investment portfolio was $162.8 million for the quarter ended September 30, 2005, a 17.5% increase from the average balance of $138.6 million for the prior year third quarter.

      Third quarter total interest expense was $6.7 million, compared to $3.9 million from the third quarter of last year, a 72.0% increase. Average interest bearing deposits increased 17.5%, to $729.7 million, from $621.2 for the third quarter of 2004. Interest expense on interest bearing deposits increased $2.3 million from the same period in 2004, with $751,000 of interest expense resulting from an increase in volume and change in rates accounting for an increase of $1.5 million. Interest expense on federal funds purchased and other borrowings was $680,000 and $331,000 for the quarters ended September 30, 2005 and 2004, respectively. The average balance of federal funds purchased and other borrowings was $70.6 million in 2005 and $44.3 million in 2004. The Company utilized the growth in deposits and the increased levels of borrowings as funding sources to support the growth in earning assets.

      During the three months ended September 30, 2005, net interest income increased $2.4 million, or 32.7%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $776.5 million for the third quarter of 2004 to $939.5 million for the third quarter of 2005, a 21.0% increase. Net interest income on total earning assets increased by $5.2 million, from $11.4 million for the third quarter 2004, to $16.7 million for the same quarter 2005, with $2.4 million attributable to change in rate and $2.8 million resulting from change in volume. The average yields on total interest earning assets for the same periods increased 119 basis points, from 5.90% to 7.09%. Average interest bearing liabilities for the third quarter of 2005 increased 21.6%, to $821.4 million from $675.7 million for the third quarter of 2004. Total interest expense on interest bearing liabilities increased by $2.8 million from the same three month period a year ago with $ 1.7 million of the increase resulting from changes in rate and a $1.1 million due to increased volume. The average cost of interest bearing liabilities for the same periods increased 96 basis points from 2.30% to 3.26%. The net result was an improvement in the interest rate spread from 3.60% for the three months ended September 30, 2004 to 3.83% for the same period in 2005.

------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Rate / Volume Analysis
------------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended September 30, 2005 and 2004
                                                                                                               2005 v 2004
                                                                                                    --------------------------------
                                            Average Balance      Yield / Rate    Income / Expense    Increase      Change due to
------------------------------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent -
(Dollars in thousands)                       2005       2004      2005   2004     2005       2004   (Decrease)    Rate      Volume
------------------------------------------------------------------------------------------------------------------------------------
Assets
Securities(1):
  Taxable investment securities            $122,976   $ 99,897    3.57%  3.05%  $  1,099   $    763   $   336   $    143   $    193
  Tax-exempt investment securities           32,941     34,344    5.87   6.15        483        526       (43)       (22)       (21)
  Other securities                            6,843      4,313    3.62   3.99         62         43        19         (4)        23
------------------------------------------------------------------------------------------------------------------------------------
      Total securities                      162,760    138,554    4.04   3.85      1,644      1,332       312        117        195
Other earning assets(2)                       9,174     18,749    4.14   1.96         95         92         3         66        (63)

Loans, net(3)(4)                            767,524    619,178    7.77   6.48     14,917     10,030     4,887      2,214      2,673
------------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                      939,458    776,481    7.09   5.90     16,656     11,454     5,202      2,397      2,805
------------------------------------------------------------------------------------------------------------------------------------
  Non-earning assets                         56,816     54,251
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                         $996,274   $830,732
====================================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  Savings deposits                         $ 50,860   $ 51,432    0.25   0.12         32         16        16         16         --
  Money market deposits                     170,607    116,484    3.06   2.29      1,307        667       640        268        372
  Time deposits                             508,273    453,255    3.54   2.52      4,502      2,862     1,640      1,261        379
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits       729,740    621,171    3.20   2.28      5,841      3,545     2,296      1,545        751
Short-term borrowings                        16,919     11,797    0.69   0.47         92         21        71         35         36
Long-term debt                               74,710     42,717    4.38   3.12        757        324       433        152        281
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        821,369    675,685    3.26   2.30      6,690      3,890     2,800      1,732      1,068
------------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                            87,335     77,690
  Other liabilities                          13,978      9,530
  Shareholders' equity                       73,592     67,827
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
      shareholders' equity                 $996,274   $830,732
====================================================================================================================================
Average interest rate spread                                      3.83%  3.60%
Net yield on earning assets                                       4.21   3.90   $  9,966   $  7,564   $ 2,402   $    665   $  1,737
====================================================================================================================================
Taxable equivalent adjustment                                                   $    164   $    179
====================================================================================================================================

----------
(1) The fully tax equivalent basis is computed using a federal tax rate of 34%.

(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.

(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.

(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.

--------------------------------------------------------------------------------

Provision for Credit Losses
---------------------------

      A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that is deemed appropriate by management. The amount of the provision is based on continuing assessments of factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for credit losses in the third quarter of 2005 was $1.2 million, compared to $285,000 in 2004. The allowance for credit losses as a percentage of gross loans outstanding was 1.21% at September 30, 2005, 1.11% at December 31, 2004, and 1.15% at September 30, 2004. Annualized net credit losses, as a percent of average loans, was 0.22% and 0.08% for the quarters ended September 30, 2005 and 2004, respectively.

      During the quarter ended September 30, 2005, the Bank changed the risks grades of certain loans in the loan portfolio of a former loan officer whose employment was terminated in June of 2005 and who made certain loans and engaged in certain transactions in violation of policies and procedures of the Bank. The Company conducted investigations and reviews of these matters, including the loan portfolio of the former loan officer, through both its internal audit function and an independent consulting firm. As a result of these investigations and reviews and management's analyses of the relevant loans, the Bank changed the risk grades of certain loans and made special provisions to its allowance for credit losses of approximately $900,000 during the third quarter.

Noninterest Income and Expense
------------------------------

      Noninterest income in the third quarter of 2005 was $1.7 million, compared to $1.7 million in the same period last year. Deposit service charges were $1.0 million for the third quarter of 2005, compared to $905,000 in the third quarter of 2004. Sales of securities available for sale during the third quarter of 2005 resulted in a $4,800 net gain compared to a $3,000 loss during the same period in 2004. Noninterest income in the third quarter of 2005 included $552,000 in mortgage banking fees and $83,000 in investment service fees compared to revenues of $549,000 and $133,000, respectively, for the previous year.

      Noninterest expense for the third quarter of 2005 was $7.0 million, a 17.2% increase over the $6.0 million expense in the third quarter of 2004. Expense items significantly contributing to this increase include personnel expense, occupancy and equipment expense, and other items related to the continued growth and expansion of the Company. Salaries and employee benefits increased $720,000 combined with higher insurance and retirement costs. Other items impacted were occupancy expense, which increased $43,000, and furniture and equipment expense, which increased $11,000, compared to third quarter 2004. Marketing expense increased $28,000 in the third quarter of 2005, compared to the same period a year ago, primarily because of costs associated with campaigns designed to increase deposits. Other noninterest expense for the third quarters of 2005 and 2004 totaled $1.5 million and $1.3 million, respectively.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $1.1 million for the third quarter of 2005 and $913,000 for the same period in 2004. The Company's effective tax rates for the three-month periods ended September 30, 2005 and 2004 were 33.9% and 32.3%, respectively. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended September 30, 2005 and 2004.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Interest Income and Interest Expense
------------------------------------

      Total interest income was $44.9 million for the first nine months of 2005, compared to $32.1 million for the same period in 2004. Average earning assets for the nine months ended September 30, 2005 were $895.2 million, an increase of 18.9% over the average of $752.8 million a year ago. Interest income from loans was $40.6 million, up 42.5% from $28.5 million in 2004. The increase in interest income was driven primarily by a continuing increase in average loans outstanding. Average loans of $732.4 million were 21.5% higher than the $602.6 million last year. The average rate on loans increased to 7.40% in 2005, a 109 basis point increase over 2004. The increase in average loan rate is driven by increases in the prime lending rate over the past year. The increase in rates resulted in $5.4 million of the increase interest income from loans, while $6.7 million of the increase was attributable to the increased volume. Interest income on investments for the nine-month period totaled $4.3 million in 2005 and $3.6 million in 2004.

      Total interest expense for the first nine months of 2005 was $17.5 million, a 61.2% increase from the $10.9 million expense for the first nine months of 2004. Interest expense on deposits for the nine month period increased 58.8%, to $15.4 million for 2005 from $9.7 million in 2004. The average rate for the nine months on interest bearing deposits increased to 2.95% in 2005, from 2.22% one year earlier while average interest bearing deposits increased 19.5%, to $694.9 million, from $581.8 for the first nine months of 2004. Interest expense on interest bearing deposits increased $5.7 million from the same period in 2004. Approximately $3.5 million of this increase was a result of increased rates while $2.1 million of the increase was the result of increased volume.

      Interest expense on federal funds purchased and other borrowings was $1.9 million for the nine months ended September 30, 2005 and $1.2 million in 2004. The average balance of federal funds purchased and other borrowings increased from $60.0 million in 2004 to $72.6 million in 2005. The Company utilized the growth in deposits and the increased levels of borrowings as funding sources to support balance sheet growth.

------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Rate / Volume Analysis
------------------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended September 30, 2005 and 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                2005 v 2004
                                                                                                    --------------------------------
                                         Average Balance         Yield / Rate     Income / Expense  Increase        Change due to
------------------------------------------------------------------------------------------------------------------------------------
Fully Taxable Equivalent -
(Dollars in thousands)                      2005       2004      2005    2004     2005      2004    (Decrease)    Rate       Volume
------------------------------------------------------------------------------------------------------------------------------------
Assets
Securities(1):
  Taxable investment securities          $113,821    $100,874    3.39%   3.07%   $ 2,898   $ 2,331   $    567    $   256    $   311
  Tax-exempt investment securities         32,470      33,709    5.95    6.13      1,450     1,550       (100)       (44)       (56)
  Other securities                          6,487       4,568    4.21    4.06        205       139         66         --         66
------------------------------------------------------------------------------------------------------------------------------------
      Total securities                    152,778     139,151    3.97    3.85      4,553     4,020        533        212        321
Other earning assets(2)                     9,963      11,110    2.97    1.66        222       139         83         99        (16)

Loans, net (3)(4)                         732,426     602,591    7.40    6.31     40,649    28,528     12,121      5,398      6,723
------------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                    895,167     752,852    6.77    5.79     45,424    32,687     12,737      5,709      7,028
------------------------------------------------------------------------------------------------------------------------------------
  Non-earning assets                       55,239      50,603
------------------------------------------------------------------------------------------------------------------------------------
      Total assets                       $950,406    $803,455
====================================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  Savings deposits                       $ 52,142    $ 51,949    0.21    0.13         83        50         33         33         --
  Money market deposits                   140,037      82,240    2.66    1.80      2,795     1,108      1,687        681      1,006
  Time deposits                           502,766     447,584    3.31    2.54     12,500     8,521      3,979      2,836      1,143
------------------------------------------------------------------------------------------------------------------------------------
      Total interest-bearing deposits     694,945     581,773    2.95    2.22     15,378     9,679      5,699      3,550      2,149
Short-term borrowings                      20,143      18,668    2.72    0.89        332       126        206        198          8
Long-term debt                             64,919      51,483    3.57    2.77      1,819     1,071        748        394        354
------------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities      780,007     651,924    3.00    2.22     17,529    10,876      6,653      4,142      2,511
------------------------------------------------------------------------------------------------------------------------------------
  Demand deposits                          84,257      74,856
  Other liabilities                        13,943       9,389
  Shareholders' equity                     72,199      67,288
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and
      shareholders' equity               $950,406    $803,457
====================================================================================================================================
Average interest rate spread                                     3.77%   3.57%
Net yield on earning assets                                      4.16    3.86    $27,895   $21,811   $  6,084    $ 1,567    $ 4,517
====================================================================================================================================
Taxable equivalent adjustment                                                    $  493    $   527
====================================================================================================================================

----------------
(1) The fully tax equivalent basis is computed using a federal tax rate of 34%.

(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.

(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.

(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.

      During the nine months ended September 30, 2005, net interest income increased $6.1 million, or 28.8%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $752.8 million for the nine months of 2004 to $895.2 million for the same period in 2005, an 18.9% increase. The average yields on total interest earning assets for the same periods increased 98 basis points from 5.79% to 6.77%. Net interest income on total earning assets increased by $12.7 million from the same period a year ago. Increased rates accounted for $5.7 million of this change, combined with $7.0 million attributable to increased volume.

      Average interest bearing liabilities for the first nine months of 2005 increased 19.6%, to $780.0 million from $651.9 million the first nine months of 2004. The average cost of interest bearing liabilities for the same periods increased 78 basis points from 2.22% to 3.00%. The change in interest expense is due to $4.2 million in rate change and $2.5 million in volume. The net result was an improvement in the interest rate spread from 3.57% for the nine months ended June 30, 2004 to 3.77% for the same period in 2005.

Provision for Credit Losses
---------------------------

      A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that is deemed appropriate by management. The amount of the provision is based on continuing assessments of factors that include growth, composition and industry diversification of the portfolio, historical loan loss experience, current delinquency levels, adverse situations that may affect a borrower's ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other relevant factors. The provision for credit losses for the first nine months of 2005 was $2.5 million, compared to $945,000 in 2004. The allowance for credit losses as a percentage of gross loans outstanding was 1.21% at September 30, 2005, 1.11% at December 31, 2004, and 1.15% at September 30, 2004. Year to date annualized net credit losses were 0.13% of average loans in 2005, compared to 0.16% for the same period in 2004.

      During the quarter ended September 30, 2005, the Bank changed the risks grades of certain loans in the loan portfolio of a former loan officer whose employment was terminated in June of 2005 and who made certain loans and engaged in certain transactions in violation of policies and procedures of the Bank. The Company conducted investigations and reviews of these matters, including the loan portfolio of the former loan officer, through both its internal audit function and an independent consulting firm. As a result of these investigations and reviews and management's analyses of the relevant loans, the Bank changed the risk grades of certain loans and made special provisions to its allowance for credit losses of approximately $900,000 during the third quarter of 2005.

Noninterest Income and Expense
------------------------------

      Noninterest income for the first nine months of this year decreased 7.4% to $5.7 million from $6.1 million in the same period last year. For the first nine months, ($261) of net losses from sales of investment securities was recognized in 2005, compared to $108,000 of net gains in the same period last year. Deposit service charges of $2.8 million for the first nine months of 2005 decreased 1.9% from the $2.9 million in 2004. Mortgage banking fees increased to $2.1 million for the first nine months of 2005, compared to $1.4 million for the same period a year ago. The increase in mortgage banking fees for 2005 was primarily attributable to the increased volume generated by the Bank's mortgage subsidiary. Investment service fees decreased 29.1% for the first nine months of 2005, from $446,000 in the first nine months of 2004 to $316,000 for the same period in 2005.

      Noninterest expense for the first nine months of 2005 was $20.9 million, a 23.1% increase over the $17.0 million expense in 2004. Salaries and employee benefits increased $1.8 million primarily because of increased staffing associated with the expansion of banking operations and the continued growth of the Company, combined with higher insurance and retirement costs. Other items impacted were occupancy expense, which increased $203,000, and furniture and equipment expense, which rose $188,000, compared to the first nine months of 2004. Marketing expense increased $144,000 in the first nine months of 2005, compared to the same period a year ago. Other expense for the first nine months of 2005 and 2004 totaled $5.3 million and $3.8 million, respectively.

Provision for Income Taxes
--------------------------

      The Company's provision for income taxes totaled $3.3 million for the first nine months of 2005, compared to $3.1 million for the same period of 2004. The Company's effective tax rates for the nine-month periods ended September 30, 2005 and 2004 were 33.7% and 33.3%, respectively. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the nine months ended September 30, 2005 and 2004.

Capital Resources

      Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Office of the Commissioner of Banks in North Carolina and the Board of Governors of the Federal Reserve, which are the primary regulatory agencies for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. See Footnote 6 "Trust Preferred Securities" for a discussion of FNB's issuance of trust preferred securities.

      As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for "well capitalized" banks and financial holding companies as of September 30, 2005.

                                 Regulatory Guidelines
                             ---------------------------
                                 Well         Adequately
      Ratio                  Capitalized     Capitalized     Company     Bank
      -----                  -----------     -----------     -------     ----
      Total Capital             10.0%             8.0%         13.5%     13.2%
      Tier 1 Capital             6.0              4.0          12.3      12.1
      Leverage Capital           5.0              4.0          10.0       9.8

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

      During the first nine months of 2005, the Company had net cash provided by operating activities of $15.9 million. This was an increase of $11.6 million from the $4.3 million of net cash provided by operating activities in the first nine months of 2004. The increase is primarily attributable to the $13.3 million change in loans held for sale and a $9.0 million rise in other assets for the first nine months of 2005, combined with $4.2 million increase in other liabilities, compared to the same period in 2004.

      Net cash used in investing activities in the first nine months of 2005 totaled $142.9 million. Purchases of investment securities in the current year totaled $57.4 million and proceeds from sales, calls, or maturities of securities were $19.8 million. This compares to the first nine months of 2004 when proceeds from sales, calls, or maturities of securities totaled $27.3 million and purchases of investment securities totaled $32.7 million, leading to net cash used in investment activities of $67.1 million. An increase in loans outstanding used $106.0 million in cash during the first nine months of 2005, compared to an increase in outstanding loans in 2004 totaling $59.7 million. Net purchases of premises and equipment were $1.5 million in 2005, compared to $2.5 million in 2004 expenditures.

      During the nine months ended September 30, 2005, financing activities provided $135.2 million compared to $55.9 million during the same nine months in 2004. This change in financing activities is based primarily on a $105.5 million rise in deposits and cash inflows from other borrowings of $20.0 million and the issuance of trust preferred securities of $25.8 million, combined with a $14.3 million decrease in federal funds purchased and repurchase agreements during the first nine months of 2005.

      Overall cash and cash equivalents totaled $32.4 million at September 30, 2005 compared to $24.2 million at December 31, 2004 and $22.3 million at September 30, 2004.

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

      The Company has not experienced any substantive changes in portfolio risk during the nine months ended September 30, 2005.

Item 4. Controls and Procedures

      During  the  quarter   ended   September   30,  2005,   the  Company  made
investigations and reviews of improper loans and certain transactions of a former loan officer undertaken in violation of certain policies and procedures of the Bank. Management analyzed the results of these investigations and reviews and concluded that certain of the preventive and detective internal controls of the Bank were not being operated as designed and that, as a result, there were significant deficiencies in the Company's system of internal controls in this area. Management further concluded, however, that neither any such significant deficiency nor the combination of such significant deficiencies would have resulted in more than a remote likelihood that a material misstatement of the Company's consolidated financial statements would have occurred.

      During the third quarter, in conjunction with the Audit Committee of the Company, management corrected these deficiencies by changing and supplementing the Bank's personnel responsible for supervising its credit underwriting and credit administration functions, rescinding unauthorized exceptions to its lending authority policies implemented by former employees of the Bank, adopting strengthened collateral appraisal policies, and modifying the data processing system in its credit underwriting and credit administration areas to strengthen the effectiveness of its internal control and reporting procedures in those areas.

Evaluation of disclosure controls and procedures

      The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

      During the third quarter, in conjunction with the Audit Committee of the Company, management corrected these deficiencies by changing and supplementing the Bank's personnel responsible for supervising its credit underwriting and credit administration functions, rescinding unauthorized exceptions to its lending authority policies implementing by former employees of the Bank, adopting strengthened collateral appraisal policies, and modifying the data processing system in its credit underwriting and credit administration areas to strengthen the effectiveness of its internal control and reporting procedures in those areas.

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

                                        Stock Repurchase Program - Approved July 2004
                                        ---------------------------------------------
                                      (a)                 (b)                   (c)                          (d)
                                Total Number of                                                         Maximum Number
                                     Shares          Average Price       Cumulative Number of     of Shares that May Yet Be
Period                             Purchased        Paid Per Share         Shares Purchased               Purchased
-----------------------------
July 1, 2005 to
July 31, 2005 ...............            --                 --                       --                    213,468
August 1, 2005 to
August 31, 2005 .............            --                 --                       --                    213,468
September 1, 2005 to
September 30, 2005 ..........        10,000            $ 17.50                  140,437                    203,468
          Total .............        10,000            $ 17.50

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

                4.01(2)       Specimen Common Stock Certificate.

                4.02 Amended and Restated Declaration of Trust, regarding Trust Preferred Securities, dated August 26, 2005.

                4.03 Guarantee Agreement, regarding Trust Preferred Securities, dated August 26, 2005.

                4.04 Indenture, regarding Trust Preferred Securities, dated August 26, 2005.

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

                10.04(7) Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).

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

                10.20 Fourth Amendment to Employment Agreement with Ernest J. Sewell, executed on October 20, 2005 and effective February 1, 2006.

                10.21 Independent Contractor Consulting Agreement with Ernest J. Sewell, executed October 20, 2005 and effective February 1, 2006.

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

                                     FNB FINANCIAL SERVICES CORPORATION
                                     (Registrant)


November 9, 2005                               /s/ MICHAEL W. SHELTON
                                               ---------------------------
                                               Michael W. Shelton
                                (Senior Vice President, Chief Financial Officer,
                                            Secretary, and Treasurer)