Form 10-K
period 2005-12-31
FNB FINANCIAL SERVICES CORP
filed 2006-03-23
CIK 742679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005	Commission File Number: 000-13086

FNB FINANCIAL SERVICES CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1382275
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 369-0900
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 stated value	Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $123.8 million. As of March 7, 2006 (the most recent practicable date), the Registrant had outstanding 7,044,459 shares of Common Stock.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on May 18, 2006, are incorporated by reference in Part III of this report.

The Exhibit Index begins on page 79.

FNB Financial Services Corporation
Form 10-K

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of FNB Financial Services Corporation (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements are principally, but not exclusively, contained in Item 1: “Business” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 7:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1A: “Risk Factors.” Broadly speaking, forward-looking statements include:

• projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;
• descriptions of plans or objectives of the Company’s management for future operations, products or services;
• forecasts of the Company’s future economic performance; and
• descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

• future credit losses and nonperforming assets;
• the impact of new accounting standards;
• future short-term and long-term interest rate levels and their impact on the Company’s net interest margin, net income, liquidity and capital; and
• future capital expenditures.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “might,” “believe,” “estimate,” “expect,” “plan,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Do not unduly rely on forward-looking statements.  They detail management’s expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and management may not update them to reflect changes that occur after the date the statements are made.

PART I

Item 1.  Business

General

FNB Financial Services Corporation (the “Company”) is a North Carolina (“NC”) bank holding company with consolidated assets of $1.01 billion, deposits of $824.6 million and shareholders’ equity of $67.2 million as of December 31, 2005. The Company was organized in 1984 as a NC bank holding company, although its predecessor and wholly-owned subsidiary, FNB Southeast (the “Bank”), opened as Rockingham Savings Bank and Trust in 1910, and was then chartered as a national bank in 1918 under the name of First National Bank of Reidsville. In May 1997, the Bank changed its name to First National Bank Southeast to reflect its expansion into new markets. Effective March 15, 1999, the Bank changed its charter from a national bank to a NC state bank and changed its name to FNB Southeast.

Historically, the Company has served the Rockingham County area of NC through three branches in Reidsville and two in Eden, NC. In 1995, the Company initiated a strategic growth plan. On August 31, 1999, the Company acquired Black Diamond Savings Bank, FSB (“Black Diamond”), a federal savings bank headquartered in Norton, Virginia (“VA”). By the end of 2005, the Bank’s branching network included offices in the Rockingham County towns of Reidsville, Eden, Ruffin and Madison and in the NC markets of Greensboro, Burgaw and Wilmington and the number of NC branches had grown to thirteen. The Company has a total of four offices in VA, located in Harrisonburg, Norton, and Pennington Gap.

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

The Company has a vision of becoming the dominant community bank in the markets it serves through the following three-part strategy: (1) generate internal growth at its existing banking offices by offering new and complementary services and products; (2) position the Company to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable. As part of this strategy, during the past eleven years the Company has: (a) increased the number of its NC banking offices to thirteen; (b) expanded the number of its full-time personnel by adding new employees, including several senior executives; (c) completed the merger with Black Diamond to extend the Company’s reach into selected VA markets; (d) enhanced its mix of products and services by forming investment services and mortgage banking subsidiaries; (e) relocated its corporate headquarters to Greensboro, NC.; (f) initiated a systematic review and revision of its loan administration, loan policy and credit procedures; and (g) completed its leadership transition strategy by promoting Pressley A. Ridgill to President and Chief Executive Officer (“CEO”) of the Company and the Bank. Ridgill joined the Company in 2000 as Executive Vice President and Chief Operating Officer of the Bank and during his five years with the Company has directed the operations of numerous areas within the Bank, including Finance, Deposit Operations, Information Technology, Risk Management, and Investor Relations.

During 2004 and 2005, the Company also added several members to its management team in light of its continued growth and to reflect the steps underway to continue its overall strategy. The Company began the renovation of the Company’s Operations Center in Reidsville, NC in 2005. The Company also plans, where appropriate, to continue to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

Subject to the following discussion, the Company plans to continue to pursue its strategy, when permissible, by strengthening its presence in existing markets and opportunistically reaching into new markets in NC and VA. The Company continues to seek qualified personnel to help manage its planned growth and to develop new products that are consistent with the Company’s customer service orientation.

Memorandum of Understanding

In June 2005, the Bank discovered that its lending activities in its Harrisonburg Region were not being operated in compliance with the Bank’s policies and procedures and certain regulatory guidelines. The Bank began internal investigations and engaged independent consultants to review the Harrisonburg loan portfolio and aspects of the Bank’s credit and credit administration operations.

Upon the commencement in October 2005 of the Federal Reserve Bank of Richmond’s (the “Reserve Bank”) periodic safety and soundness examination of the Bank, the Bank advised the Reserve Bank of the findings of its internal investigations and of its independent consultants. In its examination, the Reserve Bank identified additional items of concern.

As a result of these reviews and the examination and a review of certain loans in the Bank’s Rockingham County (NC) Region, the Bank made special provisions in 2005 for credit losses totaling $900,000 in its third quarter and $13.6 million in its fourth quarter. The Bank believes these provisions adequately address the risks identified in these reviews and the examination.

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Office of the North Carolina Commissioner of Banks (the “Commission”). The MOU generally requires (in a number of instances the Boards of the Company and the Bank had undertaken the required action in advance of the MOU):
▪
The creation of a Compliance Committee by the Boards of Directors of the Company and the Bank to oversee compliance by the Company and the Bank with the MOU. This committee was established in February 2006.

▪
The engagement of an independent consultant to advise the Boards on the characteristics, composition, and structure of the Boards and the structure and composition of management. An independent consultant to perform these functions was engaged by the Boards in November 2005.

▪
The adoption of a written plan to strengthen the Bank’s loan administration capacity through supplementing and improving its lending and credit administration staffing, management information systems, reporting procedures, lending policies, and internal loan review function. The Bank began this process in August 2005 as a result of its internal investigations and reviews by independent consultants. As a consequence, the Company believes that its compliance with the MOU’s requirements in these areas will be prompt.

▪
The adoption of a written plan to address its risk position with respect to certain loans identified by its internal reviews and by its independent consultants and also by the Reserve Bank. The Bank began this process in August 2005 and believes that significant progress in reducing its risks on these loans has been made.

▪
An increased focus upon compliance with federal regulations concerning real estate appraisal procedures and federal guidelines concerning loans in excess of certain loan-to-value standards. The Bank adopted policies addressing these matters in January 2006.

▪	Increased resources and staffing for the Bank’s internal audit function. The Bank has met this requirement.

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the MOU is terminated.

The Company and the Bank took prompt and aggressive actions to address the issues discovered in the Bank’s internal reviews and through independent consultants. The Company and the Bank have also taken prompt and aggressive actions to respond to additional concerns raised by the Reserve Bank. Although no assurance can be given as to any time that the MOU will be terminated, the Company and the Bank believe that following the planned joint safety and soundness examination of the Company and the Bank by the Reserve Bank and the Commission currently expected to commence in October 2006, the Company and the Bank will be found to have fulfilled the requirements of the MOU and the MOU will be terminated.

Strategy

Expand Banking Operations. Throughout most of its 95-year history, the Company’s banking activities were centered around Reidsville, located in Rockingham County in the north central part of NC. Beginning in 1995, however, the Company initiated a growth strategy to further penetrate markets in which it had an existing market share and expand into and develop new markets, such as Wilmington and Greensboro in NC and into VA. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Company’s community oriented culture.

Our expansion strategy, both within and outside of our existing markets, involves three key elements: (i) ascertaining which markets may be underserved by financial institutions whose primary focus is to cater to the individualized needs of the customer; (ii) installing high-quality, well-trained management to serve the market; and (iii) locating reasonably priced facilities. Management believes that it has been generally successful in implementing these strategic elements in its expansion program to date. The Guilford County deposit market is the largest in the Company’s market area and totaled $6.91 billion at June 30, 2005. In April 2004, the Company completed the relocation of its headquarters to 1501 Highwoods Boulevard, Greensboro. The Company is the largest bank holding company headquartered in Greensboro, NC. This move allows the Company more access to the financial markets and assists the Company in reaching the larger customer base in Guilford County. A full-service banking center under construction in the Mayfaire area of Wilmington, NC is projected to open in the summer of 2006. Regulatory approval for this branch was received prior to the Bank entering into the MOU with the Reserve Bank. We continue to evaluate potential sites for additional branches in Guilford and New Hanover counties in NC and the Rockingham and Augusta counties of Virginia; and anticipate that, upon the termination of the MOU, the Bank will request regulatory approval to establish new branches in these market areas.

Seize Market Expansion Opportunities. We intend to continue to capitalize on opportunities to enter new and contiguous markets which we believe are underserved as a result of banking consolidation and in which our community oriented philosophy and culture might flourish. We believe that there is value to be added by providing the opportunity for greater personalized banking relationships than exist with larger commercial banks in our markets, although we also recognize the need to carefully analyze markets that are already well served by numerous institutions. Our goal is for the Company to continue to distinguish itself by emphasizing high quality, sophisticated services in a hometown environment.

Establish a Platform for Future Growth. The Company seeks to position itself to manage its expected growth in two fundamental ways: (1) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to serving the communities in which they work and live; (2) continue to upgrade, modify and expand its internal systems, procedures, equipment and software to improve operating efficiencies; and (3) create an organizational structure that supports localized decisions on customer contact issues. The Company will continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products; however, management will continue to make every effort to maintain the Company’s personalized approach.

Maintain a Friendly Environment for Employees and Customers. We have instituted various programs to instill high morale among our employees, which we believe translate into exceptional customer service. We hold weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. Management believes that the overall effect of these type programs is to improve morale, customer service and financial performance. During the second half of 2004, the Company initiated a program to develop a team concept at the senior management level. Weekly teleconferences are held to encourage open and direct communication between members of senior management and provide regular updates on significant activities within their respective areas. Periodic off site strategic planning sessions of the senior management team provide an open forum to address concerns and develop initiatives for the continued improvement of the Company.

Market Areas

For operational purposes, the Company groups its markets into four regions: the Triad and Wilmington regions of NC, and the Norton and Harrisonburg regions of VA. The Company’s deposit market share in the Rockingham County portion of the Triad Region as of June 30, 2005, the most recent date for which data are available, was 27.6%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Company’s offices, categorized by city.

Region and City	Deposits at December 31,
	2005	2004	2003
	(In thousands)
Triad Region:
Reidsville (1)	$179,357	$174,132	$196,292
Eden (2)	69,420	52,935	53,322
Madison	25,869	20,984	20,383
Ruffin	15,051	12,256	10,710
Greensboro (1)	171,231	135,964	97,736
Subtotal	460,928	396,271	378,443

Wilmington Region:
Wilmington (2)	128,223	122,330	83,668
Burgaw	41,683	32,094	26,954
Subtotal	169,906	154,424	110,622

Norton Region:
Norton	68,718	60,801	53,970
Pennington Gap	20,182	19,735	17,973
Richlands (3)	-	-	18,641
Subtotal	88,900	80,536	90,584

Harrisonburg Region:
Harrisonburg (2)	104,897	93,054	62,258
Total deposits	$824,631	$724,285	$641,907

(1) Includes three banking offices for all years.
(2) Includes two banking offices for all years.
(3) Branch sold April 2004.

The following is a summary description of the Company’s market areas.

Triad Region - Rockingham County. Rockingham County is located in the north central area of NC. It has a land area of 565 square miles and a population of approximately 90,000. The Commonwealth of VA borders the County on the north, while Guilford County is the neighboring county to the south. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the County. U.S. Highways 29, 158, and 220 serve the area. The NC Employment Security Commission reported a December 2005 unemployment rate of 6.3% for Rockingham County. Business and government leaders in the County have made progress in diversifying the area’s economy to make up for job losses primarily in the textile and tobacco industries.

Triad Region - Guilford County. Guilford County has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including textiles, apparel, furniture, tobacco, machinery, pharmaceuticals, microchips, and electronics equipment. Guilford County, with a population of 420,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the NC Employment Security Commission, Guilford County reported an unemployment rate of 4.5% for December 2005, compared to a statewide unemployment rate of 4.9%. The planned FedEx hub is on schedule for completion in 2009 and is expected to have a significant positive impact on the Triad Region of NC. During 2005, Dell opened a major assembly plant in the Triad, which is expected to bring up to 1,500 jobs to the region. Additionally, Dell suppliers and other complementary businesses are expected to contribute positively to the economy of the Triad Region.

Wilmington Region. Wilmington is the county seat and industrial center of New Hanover County, located on the southeast coast of NC. The total population of the County is approximately 160,000. Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections serve the County. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern NC. The NC Employment Security Commission reported a December 2005 unemployment rate of 3.5% for New Hanover County.

Norton Region. Norton is located in southwestern VA in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. The Bank operates branches in Norton (Wise County) and, Pennington Gap (Lee County). The Company sold its Richlands, VA branch in 2004. For December 2005, the VA Employment Commission reported the unemployment rate in Wise County was 4.1%.

Harrisonburg Region. Rockingham County is centrally located in the Shenandoah Valley in west central VA. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. Interstate Highway 81, several primary U. S. highways, the Shenandoah Valley Regional Airport and a major rail connection serve the area. The Bank operates two branches in Harrisonburg, serving the counties of Rockingham and Augusta. According to the VA Employment Commission, the December 2005 unemployment rate for Rockingham County was 2.3% compared to a statewide unemployment rate of 3.0%.

Deposits

The Company offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations through the Bank at interest rates generally competitive with local market conditions. The accompanying table sets forth the mix of depository accounts at the Company as a percentage of total deposits of the Company at the dates indicated.

	As of December 31,
	2005	2004	2003

Noninterest-bearing demand	11.4%	10.9%	10.9%
Savings, NOW, MMI	26.0	26.5	18.5
Certificates of deposit	62.6	62.6	70.6
	100.0%	100.0%	100.0%

The Bank accepts deposits at its 17 banking offices, 15 of which have automated teller machines (“ATMs”). Its memberships in the “STAR”, “CIRRUS” and “PLUS” networks allow customers access to their depository accounts from regional ATM facilities. It charges competitive fees for the use of its ATM facilities by those who are not depositors with the Bank. Deposit flows are controlled primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company’s “Legacy Banking” and “Presidential Banking” accounts for deposit relationships of $25,000 and $75,000, respectively, and the “Freedom 50 Club”, which extends special privileges and sponsors group excursions to sites and performances of interest to account holders in certain markets over the age of 55. At December 31, 2005, the Bank had $116.6 million in certificates of deposit of $100,000 or more. The Bank has joined an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2005.

Scheduled maturity of time deposits of $100,000 or more
(In thousands)
Less than three months	$22,806
Three through six months	43,046
Seven through twelve months	19,305
Over twelve months	31,466
Total time deposits - $100,000 or more	$116,623

See also Note 7 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Subsidiaries

In 2000, the Company established FNB Southeast Investment Services, Inc. (the “Investment Subsidiary”) as a wholly owned subsidiary of the Bank. The Investment Subsidiary employs three investment advisors who are based in the Company’s largest markets of Greensboro and Wilmington, NC and allocate their time among the Company’s branches and are available to current and potential customers. The advisors offer a complete line of investment products and services. The Company receives commissions based on the advisors’ sales and benefits (i) by earning additional fee income and (ii) by attracting potential customers to its branches. In January 2006, the Bank and the Investment Subsidiary entered into an agreement with an investment advisory group in Harrisonburg, VA to provide investment and insurance services to our customers in that area. We share in the revenue that is generated from our referrals. The Investment Subsidiary generated revenues of $486,000 in 2005 and $507,000 in 2004.

In 2001, the Company established FNB Southeast Mortgage Corporation (the “Mortgage Subsidiary”) as a wholly owned subsidiary of the Bank. At inception, the Mortgage Subsidiary purchased selected assets of a successful mortgage brokerage company operating in the coastal area near Wilmington, NC. Fee income generated by the Mortgage Subsidiary increased to $2,569,000 in 2005, compared to $2,233,000 in 2004.

Marketing

The Company currently markets its services through advertising campaigns and in printed material, such as newspapers, magazines, billboards, and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Company’s officers are also heavily involved in local civic affairs and philanthropic organizations in order to focus customers on products and services at a personal level. The Company occasionally sponsors community events and holds grand opening ceremonies for its new branches to which local dignitaries are invited to speak and participate in the festivities. The Company engages a marketing firm to assist with creative design, research, media placement, etc., as well as assisting with promoting the overall image of the Company to the general public and investment community. The Company has also retained the services of a consultant to assist with public relation activities. During 2004, the Company hired a Director of Marketing to manage this expanding area of the Company and coordinate the marketing and public relations efforts on a full-time basis.

•
Value. Among other things, the Company offers attractive rates for its financial products, including its certificates of deposit and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Company’s rates, as well as by the variety of individualized services it promotes and offers.

•
Convenience and Service. The Company’s personnel focus upon serving the individual needs of the Company’s customers. For example, senior management personnel are accessible on very short notice, before, during, and after normal banking hours, by way of mobile phones and other means.

Management intends to continue to market the Company’s services through a combination of advertising campaigns, public relations activities and local affiliations. While the key messages of value, convenience, service and reliability will continue to play a major role in the Company’s marketing and public relations efforts, management may also focus on targeted groups, such as professionals, in addition to small to medium-sized local businesses.

A vital part of the Company’s marketing plan is the execution of a public relations strategy. Many traditional public relations methods are used in promoting its services. Management pursues media coverage, including general press, industry periodicals and other media covering banking and finance, consumer issues and special interests. Press releases, quarterly shareholder reports, media alerts and presentations are used to announce new banking services as they are added.

Competition

Commercial banking in most of the southeastern United States is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have numerous branches in NC and VA. The Company’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services, that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within the market area. As a result of interstate banking legislation, the Company’s market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire NC banking institutions, thereby increasing competition.

In its Triad Region, as of June 2005, the Company competed with 18 commercial banks and two savings institutions, as well as numerous credit unions. As of that date, the Company competed with 14 commercial banks, two savings institution and several credit unions in its Wilmington Region. In its Norton Region, as of June 2005, the Company competed with 7 commercial banks. As of that date, the Company competed with 12 commercial banks in its Harrisonburg Region.

Employees

All employees during 2005 were compensated by the Bank or its subsidiaries. At December 31, 2005, the Company had approximately 248 full-time and 18 part-time employees. None of the Company’s employees are represented by a collective bargaining unit, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be very good, as they are extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.fnbsoutheast.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Public information may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating committees; and the Code of Business Conduct and Ethics may also be found under the “Investor Relations“ section of the Company’s website. The Company elects to disclose any amendments to or waivers of any provisions of its Code of Business Conduct and Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

Supervision and Regulation

Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank, and the Bank’s subsidiaries. This summary is qualified in its entirety by reference to the particular statute, and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether, or in what form, any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance

Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to holding company operations, a holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank that is a member of the Federal Reserve System, it is also subject to capital requirements imposed by the Federal Reserve. Under Federal Reserve regulations, member banks must maintain a minimum ratio of qualifying capital to weighted risk assets equal to 8%. At least half of the total capital is required to be Tier I Capital, with the remainder consisting of Tier II Capital. In addition to the foregoing risk based capital guidelines, member banks which receive the highest rating in the examination process and are not anticipating or experiencing any significant growth, must maintain a minimum level of Tier I Capital to total assets of 3%. Member banks, which do not fall within the foregoing standards, are required to maintain higher capital ratios. The Bank exceeded all applicable minimum capital requirements as of December 31, 2005.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing common stock for consideration in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of NC corporate law, except as set forth in this paragraph, neither the Commission nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares is dependent upon the Company’s receipt of dividends from the Bank.

NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. At December 31, 2005, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was conducted during July 2004; the next examination is scheduled for the summer of 2006 .

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered

“well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2005, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower. The Bank is subject to the loans to one borrower limits imposed by the Commissioner, which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present us with new challenges as our larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act (“SOX”) was signed into law in 2002 and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of SOX is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of SOX became effective immediately while others have since been implemented.

In general, SOX established new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of SOX on public companies, including us, have been and will continue to be significant in terms of the time, resources and costs associated with compliance with its requirements.

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

The Bank is subject to examination by the Federal Reserve and the Commission. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured NC commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC or the Federal Reserve, as it is a member bank, determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below.

Only a “well capitalized” (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institution may accept brokered deposits without prior regulatory approval. “Adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while “undercapitalized” banks may not accept brokered deposits. The regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below.

The Company does not believe that these regulations have had or will have a material adverse effect on the Bank’s current operations.

Taxation. Federal Income Taxation. Financial institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations. However, banks which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The Bank may compute its addition to the bad debt reserve under the specific charge-off method or the reserve method. Under the reserve method, the addition to bad debts from losses on loans is computed by use of the experience method. Use of the experience method requires minimum additions to the reserve based on the amount allowable under a six-year moving average. The Code also provides annual limits on the amount the Bank can add to its reserves for loan losses.

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

Item 1A. Risk Factors

We may have higher credit losses than we have allowed for.

Our credit losses could exceed the allowance for credit losses we have set aside. Our average loan size continues to increase. Reliance on historic credit loss experience may not be indicative of future credit losses. Approximately 62% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit repayment capacity of our borrowers.

Our growth strategy may not be successful.

As a strategy, we have sought to increase the size of our franchise by aggressively pursuing business development opportunities, and we have grown rapidly during the last decade. We can provide no assurance that we will continue to be successful in increasing the volume of our loans and deposits at acceptable risk levels and upon acceptable terms, expanding our asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any further expansion will be profitable or that we will continue to be able to sustain our historical rate of growth, either through internal growth or through other successful expansions of our banking markets, or that we will be able to maintain capital sufficient to support our continued growth.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees go to work for competitors. Our future success depends on the continued contributions of our existing senior management personnel, each of whom has significant local experience and contacts in our market areas.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Reserve Bank and the Commission. Our principal subsidiary, FNB Southeast, as a state chartered commercial bank, also receives regulatory scrutiny from the Reserve Bank and the Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in our company, by restricting our activities, such as:

•	the payment of dividends to shareholders;
•	possible transactions with or acquisitions by other institutions;
•	desired investments;
•	loans and interest rates;
•	interest rates paid on deposits;
•	the possible expansion of branch offices; and
•	the ability to provide other services.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business. The cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

We face strong competition in our market areas, which may limit our asset growth and profitability.

The banking business in our market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and/or profitability. We experience competition in both lending and attracting deposits from other banks and nonbank financial institutions located within our market area, some of which are significantly larger institutions. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, we encounter competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts and securities firms.

Item 2. Properties

The Company’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Company’s principal support and operational functions are located at 202 South Main Street in Reidsville, NC. The Company has 13 banking offices located in NC and four banking offices in VA.  The location of these banking offices, their form of occupancy and deposits as of December 31, 2005, information about drive-up ATM facilities, and the year each office was opened is described in the accompanying table:

Location	Owned or Leased	Deposits (in thousands)	ATM	Year
202 South Main Street, Reidsville, NC (1)	Owned	$ 99,277	Yes	1910
1501 Highwoods Boulevard, Greensboro, NC (2)	Leased	-	Yes	2004
1646 Freeway Drive, Reidsville, NC	Owned	43,352	Yes	1972
202 Turner Drive, Reidsville, NC	Owned	36,728	Yes	1969
801 South Van Buren Road, Eden, NC	Owned	52,702	Yes	1996
151 North Fieldcrest Road, Eden, NC	Leased	16,718	No	1996
605 North Highway Street, Madison, NC	Owned	25,869	Yes	1997
9570 US 29 Business, Ruffin, NC	Leased	15,051	No	1997
2132 New Garden Road, Greensboro, NC	Owned	98,877	Yes	1997
4638 Hicone Road, Greensboro, NC	Owned	32,238	Yes	2000
3202 Randleman Road, Greensboro, NC	Owned	40,116	Yes	2000
704 South College Road, Wilmington, NC	Leased	113,863	Yes	1997
7210 Wrightsville Avenue, Wilmington, NC	Leased	14,360	Yes	2000
301 East Fremont Street, Burgaw, NC	Leased	41,683	Yes	1999
600 Trent Street, Norton, VA	Owned	68,718	Yes	1973
700 East Morgan Avenue, Pennington Gap, VA	Owned	20,182	Yes	1979
440 South Main Street, Harrisonburg, VA	Owned	70,352	Yes	1988
1925 Reservoir Street, Harrisonburg, VA	Owned	34,545	Yes	2003
(1) Original office opened in a different location in 1910. Current office opened in 1980. Consists of 27,000 square feet in a two story building; former headquarters location; currently undergoing extensive renovations; will continue to serve as a full service branch as well as the Operations Center for the Company.
(2) The current headquarters office opened in 2004.

Item 3.  Legal Proceedings

In the ordinary course of operations, the Company and the Bank are party to various legal proceedings. Except as disclosed in Item 1 hereof, under the heading “Memorandum of Understanding,” in the opinion of management, neither the Company nor the Bank is involved in, nor have they terminated during the fourth quarter of 2005, any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

Item 4.  Submission of Matters To a Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividend Policies

The Company’s common stock is traded on The Nasdaq Stock Market National Market System under the symbol “FNBF.” The following table shows the high and low sale price of the Company’s common stock on The Nasdaq Stock Market National Market System¹, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. Only one cash dividend was paid during each of the fiscal quarters listed.¹

Calendar Period	High	Low	Dividends Paid

Quarter ended March 31, 2004	$ 16.60	$ 15.62	$ 0.10
Quarter ended June 30, 2004	16.24	13.46	0.10
Quarter ended September 30, 2004	15.58	13.10	0.10
Quarter ended December 31, 2004	18.68	15.03	0.11

Quarter ended March 31, 2005	$ 18.74	$ 16.82	$ 0.11
Quarter ended June 30, 2005	20.25	16.82	0.11
Quarter ended September 30, 2005	18.52	16.56	0.11
Quarter ended December 31, 2005	17.89	14.40	0.12

¹ For comparative purposes, the sale prices and dividends paid amounts shown in the accompanying table have been restated to reflect the 5-for-4 stock split effected as a 25% stock dividend, effective May 31, 2005.

As of March 7, 2006, there were approximately 1,734 beneficial owners, including 1,210 holders of record, of the Company’s common stock. For a discussion as to any restrictions on the Company or the Bank’s ability to pay dividends, reference Item 1 - Supervision and Regulation of the Company and the Bank.

See also Note 18 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. See also “Supervision and Regulation - Regulation of the Company, Dividend and Repurchase Limitations” and “Regulation of the Bank - Dividends.”

The accompanying table details, by month, information related to the activity related to the share repurchase program approved by the Company’s Board of Directors in July 2004 authorizing the repurchase of up to 343,905 shares of the Company’s outstanding common stock. The program was publicly announced in the month of approval.

Stock Repurchase Program - Approved July 2004
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Cumulative Number of Shares Purchased	(d) Maximum Number of Shares that May Yet Be Purchased
October 1, 2005 to October 31, 2005	-	-	140,437	203,468
November 1, 2005 to November 30, 2005	-	-	140,437	203,468
December 1, 2005 to December 31, 2005	-	-	140,437	203,468

Recent Sales of Unregistered Securities

The Company did not sell any of its securities in the last three fiscal years, which were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

The annual selected historical financial data presented in the accompanying table are derived from the audited consolidated financial statements for FNB Financial Services Corporation and Subsidiary. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(In thousands, except per share, ratios and other data)	As of and For the Year Ended December 31,

	2005	2004	2003	2002	2001
Income Statement Data:
Net interest income	$37,403	$29,385	$24,822	$23,753	$21,705
Provision for credit losses	16,132	1,275	1,431	1,300	1,278
Noninterest income	7,383	8,086	7,425	5,285	4,740
Noninterest expense	28,207	23,766	19,567	17,429	15,838
Net income	792	8,340	7,460	6,782	6,478

Balance Sheet Data:
Assets	$1,007,406	$865,335	$780,926	$734,032	$704,825
Loans (1)	757,967	663,426	581,384	563,600	535,345
Allowance for credit losses	19,142	7,353	7,124	7,059	6,731
Deposits	824,631	724,285	641,907	605,005	586,760
Other borrowings	100,774	45,000	55,500	52,500	30,000
Shareholders’ equity	67,233	70,430	65,750	64,333	62,708

Per Common Share Data (5):
Net income, basic	$0.11	$1.22	$1.08	$0.95	$0.91
Net income, diluted (2)	0.11	1.17	1.04	0.94	0.90
Cash dividends declared	0.45	0.40	0.36	0.34	0.33
Book value	9.55	10.15	9.60	9.22	8.78
Tangible book value	9.43	10.02	9.46	9.18	8.74

Other Data:
Branch offices	17	17	18	17	17
Full-time employees	248	255	225	188	204

Performance Ratios:
Return on average assets	0.08%	1.02%	0.98%	0.97%	0.91%
Return on average equity	1.09	12.29	11.55	10.63	10.75
Net interest margin (tax equivalent)	4.18	3.94	3.53	3.57	3.25
Dividend payout	409.09	34.25	33.68	35.55	35.94
Efficiency (3)	62.04	62.28	59.65	59.71	59.05

Asset Quality Ratios:
Allowance for credit losses to period end loans	2.53%	1.11%	1.23%	1.25%	1.26%
Allowance for credit losses to period end
nonperforming loans (4)	184.31	209.16	136.30	191.87	297.04
Net charge-offs to average loans	0.59	0.17	0.24	0.18	0.17
Nonperforming assets to period end loans
and foreclosed property (4)	1.56	1.36	1.78	0.94	0.92

Capital and Liquidity Ratios:
Average equity to average assets	7.5%	8.3%	8.5%	9.1%	8.45%
Leverage capital	9.1	8.2	8.4	8.5	8.6
Tier 1 risk based capital	11.7	10.2	10.7	11.2	11.6
Total risk based capital	13.2	11.3	11.9	12.5	12.8
Average loans to average deposits	93.7	91.0	91.7	96.2	86.0
Average loans to average deposits and borrowings	84.3	83.1	83.4	86.9	79.6

(1) Loans net of unearned income, before allowance for credit losses.
(2) Assumes the exercise of outstanding dilutive options to acquire common stock. See Note 14 to the Company’s consolidated financial statements.
(3) Computed by dividing noninterest expense by the sum of taxable equivalent net interest income and noninterest income.
(4) Nonperforming loans and nonperforming assets include loans past due 90 days or more that are still accruing interest.
(5) Per share data has been adjusted to reflect the 5-for-4 stock split effected as a 25% stock dividend, effective May 31, 2005 and the 5-for-4 stock split effected as a 25% stock dividend, effective December 29, 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. All share data have been adjusted to give retroactive effect to stock splits and stock dividends. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Executive Overview

The year ended December 31, 2005 was a difficult period in the history of the Company and the Bank. In June 2005, the Bank discovered that its lending activities in its Harrisonburg Region were not being carried out in compliance with the Bank’s policies and procedures and certain regulatory guidelines. In the internal investigations, independent consultant reviews, and the Reserve Bank safety and soundness examination, which were undertaken in the second half of 2005, additional issues were identified. In February 2006, the Company and the Bank entered into a Memorandum of Understanding with the Reserve Bank and the Commissioner addressing these issues [see - Item1. Business - Memorandum of Understanding].

Management believes that the Company and the Bank have taken aggressive actions to address the challenges before them.

▪	Pressley A. Ridgill has been promoted to President and CEO of the Company and the Bank.
▪	The Bank has increased its staffing in the lending, credit administration, and internal audit areas.
▪	The Bank has strengthened its management information systems, reporting procedures, and lending policies.
▪
The Company and the Bank, together with an independent consultant, have been reviewing the structure, composition, and characteristics of their Boards of Directors and management and intend to promptly address the conclusions reached in these reviews.

▪	The Bank is increasing its focus upon compliance with applicable federal regulations and guidelines.

The process of addressing the issues before the Company and the Bank is continuing. Management, together with the Boards of Directors of the Company and the Bank, believes that these issues will be fully addressed during 2006.

General

The Company recorded net income of $792,000 for the year ended December 31, 2005, representing diluted earnings per share of $0.11, Net income for 2004 was $8.34 million, or diluted earnings per share of $1.17. The decrease in 2005 net income is primarily attributable to an aggregate special provision for credit losses of $900,000 recorded during the third quarter and $13.6 million recorded during the fourth quarter of the year ended December 31, 2005. For the year ended December 31, 2005, the after-tax financial impact from the adverse credit conditions discussed above amounted to $9.5 million, or $1.32 per diluted share.

Total assets at December 31, 2005 stood at $1.01 billion, compared to $865.3 million one year earlier. The increase in assets is primarily attributable to a $94.5 million increase in gross loans. Gross loans at December 31, 2005 totaled $758.0 million, up from $663.4 million at yearend 2004. Investment securities, which is the next largest component of assets, totaled $201.9 million at December 31, 2005, a 42.6% increase from the balance of $141.6 million a year ago.

During 2005, deposits increased 13.9% to $824.6 million at yearend. Borrowings, comprised of junior subordinated notes, federal funds purchased, retail repurchase agreements, and FHLB advances, totaled $108.1 million at December 31, 2005, compared to $66.5 million at the prior yearend. On August 26, 2005, the Company completed a Trust Preferred Securities transaction in the amount of $25.0 million. FNB contributed $24.0 of the proceeds to the Bank as Tier I capital to support the Bank’s growth. See the Notes to the Consolidated Financial Statements for a discussion of FNB’s issuance of junior subordinated notes. Shareholders’ equity decreased 4.5%, to $67.2 million at yearend 2005. Book value per share was $9.55 at December 31, 2005, compared to $10.15 a year ago.

The Company’s subsidiary bank, FNB Southeast, is a NC chartered commercial bank that, as of December 31, 2005, operated thirteen banking offices in NC and four banking offices in VA. The Bank operates two wholly owned subsidiaries. FNB Southeast Investment Services, Inc. was formed in 2000 to provide retail investment products and services. FNB Southeast Mortgage Corporation was formed in 2001 to provide mortgage banking services.

Financial Condition at December 31, 2005 and 2004

The Company’s consolidated assets of $1.0 billion at yearend 2005 reflect an increase of 16.4% over the previous year, following an increase of 10.8% in 2004. Total average assets increased 18.4% to $965.7 million in 2005, compared to $815.6 million in 2004. During 2005, the Company experienced a 19.2% increase in average earning assets. Average earning assets totaled $910.9 million in 2005, compared to $764.1 million in 2004. The increase in 2005 was primarily attributable to a 20.7% growth in average outstanding loans. The increase in average outstanding loans was funded primarily by a 17.2% rise in average deposits resulting from successful deposit marketing campaigns during 2005.

Gross loan growth during 2005 was $94.5 million, with outstanding loans up 14.7% at yearend, which followed increases of 14.1% in 2004 and 3.2% in 2003. Loans secured by real estate totaled $533.8 million in 2005 and represented 70.4% of total loans, compared with 66.7% at yearend 2004. Within this category, commercial real estate loans increased 6.9% during fiscal 2005 to a level of $178.0 million, while residential real estate loans rose 24.7% to $142.3 million and construction loans increased 31.7% to $213.5 million. Commercial, financial and agricultural loans totaled $77.0 million and represented 10.2% of total loans at the end of 2005, and 13.0% at yearend 2004. Consumer loans increased 7.2% during 2005, led by increased home equity loans. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

Investment securities (at amortized cost) totaled $205.6 million at yearend 2005, a 44.4% increase from $142.4 million at yearend 2004. U.S. Government agency and mortgage backed securities continue to represent the major share of the total portfolio, and totaled $159.7 million, or 77.7% of the portfolio at yearend 2005, compared to $104.9 million, or 58.2% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations amounted to $38.3 million at yearend, compared to $31.9 million a year earlier. The Company’s investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as “Available for Sale,” which it believes offers the greatest amount of flexibility in managing a total return concept. The table, “Investment Securities,” presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

Total deposits increased $100.3 million to $824.6 million at December 31, 2005, resulting in a 13.9% increase over $724.3 million in deposits one year earlier. This increase was driven by a $14.1 million, or 17.9%, increase in demand deposits and a $21.5 million, or 15.4%, increase in MMI accounts. Time deposit growth increased to $517.4 million from $453.2 a year earlier, an increase of 14.2% from yearend 2004.

The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, online banking, and bill-pay to its customer base.

In order to attract additional deposits when necessary, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. From time to time, we also utilize brokered certificates of deposit. Bulletin board deposits and brokered deposits continued to decrease in amount during 2005 as the amount of in-market deposits continued to increase. These types of deposits may continue to decrease during 2006; however, these deposits can be utilized to supplement in-market funding as necessary.

The Company also has a credit facility available with the FHLB of Atlanta. Borrowing capacity is established at 17% of the Bank’s total assets as submitted on regulatory financial reports. The Company also utilized a portion of its approximately $172 million line with the FHLB to fund earning assets. FHLB borrowings totaled $75.0 million at yearend. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Financial Condition at December 31, 2004 and 2003

The Company’s consolidated assets of $865.3 million at yearend 2004 reflect an increase of 10.8% over the previous year, following an increase of 6.4% in 2003. Total average assets increased 7.6% to $815.6 million in 2004, compared to $758.1 million in 2003. During 2004, the Company experienced a 6.3% increase in average earning assets. Average earning assets totaled $764.1 million in 2004, compared to $718.9 million in 2003. The increase in 2004 was primarily attributable to a 7.2% growth in average outstanding loans. The increase in average outstanding loans was funded primarily by an 8.0% rise in average deposits resulting from successful deposit marketing campaigns during 2004.

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

Investment securities (at amortized cost) totaled $142.4 million at yearend 2004, a 1.1% decline from $143.9 million at yearend 2003. U.S. Government agency and mortgage backed securities continue to represent the major share of the total portfolio, and totaled $104.9 million, or 58.2% of the portfolio at yearend 2004, compared to $106.8 million, or 74.2% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations amounted to $31.9 million at yearend, compared to $32.6 million a year earlier. The Company’s investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as “Available for Sale,” which it believes offers the greatest amount of flexibility in managing a total return concept. The table, “Investment Securities,” presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield. Total deposits increased $82.4 million to $724.3 million at December 31, 2004, resulting in a 12.8% increase over $641.9 million in deposits one year earlier. This increase was driven by an $8.8 million, or 12.6%, increase in demand deposits and a $73.5 million, or 61.9%, increase in savings, NOW and MMI accounts; while time deposit growth was relatively flat.

The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, which will foster growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, with outstanding balances of $7.3 million at yearend.

In order to attract additional deposits when necessary, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. It also utilizes brokered deposits to supplement in-market deposit growth. Brokered certificates typically have an original term of twelve to twenty-four months. The decrease in bulletin board deposits and brokered deposits is attributable to the increase of in-market deposits generated in 2005. Brokered deposits may continue to decrease during 2006; however, these deposits can be utilized for future balance sheet funding as necessary.

The Company also has a credit facility available with the FHLB of Atlanta. Borrowing capacity is established at 17% of the Bank’s total assets as submitted on regulatory financial reports. The Company also utilized a portion of its approximately $145 million line with the FHLB to fund earning assets. FHLB borrowings totaled $45.0 million at yearend. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2005, 2004, and 2003, our average interest-earning assets were $910.9 million, $764.1 million, and $718.9 million, respectively. During these same years, our net interest margins were 3.78%, 3.63%, and 3.16%, respectively.

Average Balance Sheets and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(Dollars in thousands)

	Year Ended December 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets:
Loans, net (1)	$740,468	$56,012	7.56%	$613,522	$39,609	6.46%
Taxable investment securities	119,634	4,176	3.49	102,139	3,146	3.08
Tax-exempt investment securities (2)	33,664	1,997	5.94	33,377	2,035	6.10
Other securities	6,659	286	4.29	4,414	180	4.08
Overnight deposits	10,432	320	3.07	10,644	194	1.82
Total earning assets	910,857	62,791	6.89	764,096	45,164	5.91

Non-earning assets:
Cash and due from banks	35,349			20,210
Premises and equipment	13,232			13,587
Other assets	14,830			24,918
Less: Allowance for credit loss	(8,564)			(7,230)
Total assets	$965,704			$815,581

Interest bearing liabilities:
Savings and NOW	$52,009	116	0.22%	$52,263	66	0.13%
MMI	146,911	4,163	2.83	98,516	2,070	2.10
Time deposits	505,617	17,204	3.40	447,940	11,423	2.55
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase	88,491	3,226	3.65	64,140	1,528	2.38
Total interest bearing liabilities	793,028	24,709	3.12	662,859	15,087	2.28

Other liabilities and shareholder’s equity
Demand deposits	89,990			75,712
Other liabilities	9,994			9,150
Shareholders’ equity	72,692			67,860
Total liabilities and shareholders’ equity	$965,704			$815,581

Net interest income and net yield on earning assets (3)		$38,082	4.18%		$30,077	3.94%

Interest rate spread (4)			3.78%			3.63%

(1) The average loan balances include nonaccruing loans and only interest income actually collected and recognized.
(2) The fully taxable equivalent basis is computed using a federal tax rate of 34%.
(3) Net yield on earning assets is computed by dividing net interest income by average earning assets.

(4) Earning asset yield minus interest bearing liabilities rate

 Average Balances and Average Rates Earned and Paid. The accompanying table sets forth, for the years 2003 through 2005, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balance Sheets and Net Interest Income Analysis (cont’d)
Fully Taxable Equivalent Basis
(Dollars in thousands)

	Year Ended December 31,
	2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets:
Loans, net (1)	$572,472	$36,196	6.32%
Taxable investment securities	108,863	4,045	3.72
Tax-exempt investment securities (2)	26,389	1,652	6.26
Other securities	3,746	172	4.59
Overnight deposits	7,476	84	1.12
Total earning assets	718,946	42,149	5.86

Non-earning assets:
Cash and due from banks	16,566
Premises and equipment	12,630
Other assets	17,028
Less: Allowance for credit loss	(7,116)
Total assets	$758,054

Interest bearing liabilities:
Savings and NOW	$50,947	125	0.25%
MMI	55,630	791	1.42
Time deposits	452,156	14,274	3.16
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase	62,203	1,575	2.53
Total interest bearing liabilities	620,936	16,765	2.70

Other liabilities and shareholder’s equity
Demand deposits	65,592
Other liabilities	6,938
Shareholders’ equity	64,588
Total liabilities and shareholders’ equity	$758,054

Net interest income and net yield on earning assets (3)		$25,384	3.53%

Interest rate spread (4)			3.16%

(1) The average loan balances include nonaccruing loans and only interest income actually collected and recognized.
(2) The fully taxable equivalent basis is computed using a federal tax rate of 34%.
(3) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(4) Earning asset yield minus interest bearing liabilities rate

Rate/Volume Analysis

The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period’s rate), (ii) changes attributable to rate (changes in rate multiplied by the prior period’s volume), and (iii) net change (the sum of the previous columns). The change attributable to both rate and volume (changes in rate multiplied by changes in volume) has been allocated equally to both the changes attributable to volume and the changes attributable to rate.

Analysis of Interest Changes Due To Volume and Rates
Fully Taxable Equivalent Basis
(In thousands)
	Year Ended December 31,
	2005 compared with 2004			2004 compared with 2003
	Volume (2) Variance	Rate (2) Variance	Total Variance	Volume (2) Variance	Rate (2) Variance	Total Variance
Interest income:
Loans, net	$8,197	$8,206	$16,403	$2,595	$818	$3,413
Taxable investment securities	539	491	1,030	(250)	(649)	(899)
Tax-exempt investment securities (1)	16	(54)	(38)	437	(54)	383
Other securities	92	14	106	31	(23)	8
Overnight deposits	(4)	130	126	36	74	110
Federal funds sold and securities purchased under the agreement to resale	-	-	-	-	-	-
Total change	8,840	8,787	17,627	2,849	166	3,015

Interest expense:
Savings and NOW	-	50	50	3	(62)	(59)
MMI	1,017	1,076	2,093	610	669	1,279
Time deposits	1,471	4,310	5,781	(133)	(2,718)	(2,851)
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase	579	1,119	1,698	49	(96)	(47)
Total change	3,067	6,555	9,622	530	(2,208)	(1,678)
Increase (decrease) in net interest income	$5,773	$2,232	$8,005	$2,319	$2,374	$4,693

(1) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a 34% Federal tax rate.
 The adjustments made to convert to a fully taxable equivalent basis were $679,000 for 2005, $692,000 for 2004, and $562,000 for 2003.
(2) Changes attributable to both volume and rate have been allocated proportionately.

Results of Operations -Years Ended December 31, 2005 and 2004
Net Income. Our net income for 2005 was $792,000, representing diluted net income per share of $0.11, compared to $1.17 per diluted share a year earlier. The decrease in 2005 net income is primarily attributable to an aggregate special provision for credit losses of $900,000 recorded during the third quarter and $13.6 million recorded during the fourth quarter of the year ended December 31, 2005. For the year ended December 31, 2005, the after-tax financial impact from the adverse credit conditions discussed above amounted to $9.5 million, or $1.32 per diluted share. We have continued to experience strong growth, with total assets averaging $965.7 million during the current year as compared to $815.6 million in 2004, an increase of 18.4%. Our net interest income after provision for credit losses decreased $6.8 million over the prior year. The decrease in net income is primarily due to an aggregate provision for credit loss of $16.1 million for 2005 [see - Item1. Business - Memorandum of Understanding]. During 2005, the Federal Reserve continued increasing the target for the federal funds rate at 25 basis point increments, which ultimately increased the target for the federal funds rate a total of 200 basis points during the year. Paralleling this rise in the federal funds rate was an increase in the prime rate from 5.25% at the beginning of the year to 7.25% at yearend 2005. Net interest income increased $8.0 million, primarily as a result of the growth in earning assets, combined with a rising interest rate environment, helping mitigate the declining noninterest income and higher expenses, including the provision for credit losses. Our noninterest expense growth continued due to additional personnel and other infrastructure costs associated with the expansion of our business, as well as the utilization of the services of legal and regulatory counsel, accounting, loan review and consulting specialists to respond to specific issues addressed by management in its loan review process, in regulatory examinations and to be in compliance with SOX.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2005 was $38.1 million, which represented a 26.6% increase from the previous year level of $30.1 million. Actual net interest income for 2005 was $37.4 million, an $8.0 million increase from $29.4 million recorded in 2004. Average total earning assets increased $146.8 million, or 19.2%, during 2005 as compared to 2004, while our average yield rose 24 points, from 3.94% in 2004 to 4.18% in 2005. The rates earned on a significant portion of our loans adjust when index rates such as prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result interest rate increases generally result in an immediate positive impact to interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur only upon renewals of certificates of deposit or borrowings. Average loans outstanding during the 2005 fiscal year were $740.5 million, compared to $613.5 million in 2004, an increase of 20.7%. Average investment securities during 2005 were $160.0 million, compared to $139.9 million in 2004.

Trends in interest rates turned upward for the year, as the Federal Reserve increased the target for the federal funds rate by a total of 200 basis points during 2005. As a result, the prime lending rate rose to 7.25% at December 31, 2005 from 5.25% at December 31, 2004. This had the effect of increasing both the earning asset yield and the interest bearing liability rate. During 2005, the rise in the earning asset yield outpaced the increase in the interest bearing liability rate.

The weighted average yield on earning assets increased to 6.89% for 2005, compared to 5.91% for 2004. This increase in the asset yield in 2005 was primarily attributable to the increased yield on loans, combined with a decreased yield on investment securities. During the current year, the yield on loans increased 110 basis points to 7.56% from 6.46% in 2004. This rise is due to variable rate loans that repriced higher during the year in response to increases in the underlying index, and new fixed rate loans originated at higher rates.

The weighted average rate paid on interest bearing liabilities was 3.12%, compared to 2.28% in 2004. Average interest bearing deposits for 2005 totaled $704.5 million, a 17.7% increase from $598.7 million in 2004. The overall rate for interest bearing deposits increased 79 basis points to 3.05% in 2005, compared to 2.26% in the prior year. The overall rate on borrowings was 3.65% in 2005, compared to 2.38% a year earlier. Average borrowings totaled $88.5 million in 2005 and $64.1 million in 2004, an increase of 38%.

The table, “Average Balance Sheets and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. The table, “Analysis of Interest Changes Due to Volume and Rates,” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses and Allowance for Credit Losses. We recorded a $16.1 million provision for credit losses for the year ended December 31, 2005, compared to a $1.3 million provision in the prior year [see - Item1. Business - Memorandum of Understanding]. The provision for credit losses increased $14.9 million, compared to 2004. The increase in the provision for credit losses in 2005 is primarily attributable to an aggregate special provision for credit losses of $900,000 recorded during the third quarter and $13.6 million recorded during the fourth quarter of the year ended December 31, 2005. Our allowance for credit losses increased from $7.4 million at December 31, 2004 to $19.1 million at December 31, 2005. The allowance for credit losses expressed as a percentage of total loans increased from 1.11% at December 31, 2004 to 2.53% at December 31, 2005. This increase in our 2005 provision for credit losses and the corresponding increase in our allowance for credit losses, expressed as a percentage of total loans, resulted directly from the evaluation of loans discussed previously. Management greatly expanded the number of loans that were evaluated for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. These extensive evaluations were augmented by third party reviews. This extensive evaluation process resulted in significantly more loans being evaluated for impairment in accordance with SFAS 114 as of December 31, 2005, than was the case at December 31, 2004. Management also determined that, due to the specific facts and circumstances identified during these impairment evaluations, the resulting increase in the allowance for credit losses was properly recorded in 2005. As of December 31, 2005, management has concluded that the allowance for credit losses for the Bank is adequate to absorb probable losses inherent in the loan portfolio.

Noninterest Income. Noninterest income of $7.4 million in 2005 was $703,000, or 8.7%, less than the previous year amount of $8.1 million. The primary reason for the decrease in noninterest income compared to the prior year is due to the $700,000 net realized gain for the sale of the Richlands, VA banking operation, combined with a $125,000 gain from the sale of the associated fixed assets of the branch in 2004. There were no net gains on sale of securities for 2005 compared to $109,000 in 2004. Service charges on deposit accounts were relatively flat at $3.8 million for the years ended December 31, 2005 and 2004. Revenues from our mortgage banking operation increased 15.1%, rising from $2.2 million in 2004 to $2.6 million in 2005 as we began to realize increased revenues from our mortgage operations.

Noninterest Expense. Because of our continued strong growth we have experienced increases in every major component of our noninterest expenses. For the year ended December 31, 2005, our noninterest expense increased $4.4 million, or 18.7%. Personnel expense of $14.4 million in 2005 exceeded the previous year expense of $12.4 million by $2.0 million, or 16.4% and reflects increased staffing costs associated with the relocation of our corporate headquarters, expansion of our commercial lending staff, and the additional costs arising from the normal expansion of business, along with normal increases in salaries and benefits. At December 31, 2005, we had approximately 248 full-time and 18 part-time employees, compared with 255 full-time and 14 part-time employees at December 31, 2004. Occupancy and equipment expenses totaled $4.7 million for 2005, which was up 9.4% from $4.3 million in 2004, reflecting the expenses associated with our corporate headquarter relocation and investments in technology to support our banking operations. The credit related issues discussed previously also impacted noninterest expense in 2005 as the Company augmented its staff and employed the services of legal and regulatory counsel, accounting, loan review and consulting specialists to respond to specific issues addressed by management in its loan review process, in regulatory examinations and to be in compliance with SOX. Other expenses were $9.1 million, compared to $7.1 million in 2004, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts.

Provision for Income Taxes. The Company recorded an income tax benefit totaling $344,000 for 2005, compared to a tax provision of $4.1 million in 2004. The decrease in 2005 net income is primarily attributable to an aggregate special provision for credit losses (as discussed earlier) of $900,000 recorded during the third quarter and $13.6 million recorded during the fourth quarter of the year ended December 31, 2005. As a result, the Company posted income before taxes for 2005 of $448,000. While the Company’s income before income taxes for 2005 declined significantly, in comparison to 2004, as a result of the increase in our provision for credit losses, the level of tax exempt income remained relatively stable. These factors resulted in a much larger percentage of our income before income taxes which was comprised of tax exempt income, which in turn, resulted in the aforementioned tax benefit in 2005.

Results of Operations -Years Ended December 31, 2004 and 2003

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

The table, “Average Balance Sheets and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. The table, “Analysis of Interest Changes Due to Volume and Rates,” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses. We recorded a $1.3 million provision for credit losses for the year ended December 31, 2004, compared to a $1.4 million provision in the prior year. Provisions for credit losses are charged to income to bring our allowance for credit losses to a level deemed appropriate by management. See “Asset Quality” for a discussion of the factors relevant to the provision/allowance for credit losses.

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

Provision for Income Taxes. The Company’s provision for income taxes totaled $4.1 million for 2004, an increase of $300,000, or 7.9%, compared to 2003. Our effective tax rates for the years ended 2004 and 2003 were 32.9% and 33.7%, respectively. The decline in the effective rate from 2003 to 2004 reflects the implementation of investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provision for 2004, compared to the prior year, results from higher pretax income, offset in part by a lower effective tax rate. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes at the end of 2004 and 2003.

Liquidity and Cash Flow

Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the Federal Home Loan Bank secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

The investment portfolio at December 31, 2005, included securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that very few debt instruments in the portfolio may be called in the upcoming year.

During 2005, the Company deployed cash flow from operating and financing activities to fund increases in the loan portfolio. Overall, cash and cash equivalents increased by $2.9 million, to $27.1 million at December 31, 2005.

As presented in the consolidated statement of cash flows, the Company generated $24.3 million in operating cash flow during 2005, an increase from $3.0 million in 2004. The increase in the provision for credit losses, combined with a decrease in loans held for sale, were primary contributors to this change, offset somewhat by a net increase in deferred income taxes and a net increase in other assets, and a net increase in other liabilities. In 2005, interest received in excess of interest paid was $45.9 million, while in 2004, interest received in excess of interest paid was $32.5 million. This change resulted from the growth in earning assets and continued improvement in net interest margin in 2005.

In 2005, the Company had a net increase of $102.3 million in loans, compared to $82.4 million in 2004. During 2005, the Company received $23.7 million from sales, calls, and maturities of securities, while purchasing $86.0 million of securities. The increased level of purchases of investment securities was attributable to the continuing upward trend in interest rates during the year, combined with an effort to increase the securities portfolio as a percentage of our earning assets. In 2004, the Company purchased $29.6 million of securities, while receiving $31.1 million from sales, calls, and maturities.

Net increases in deposits totaling $100.3 million, combined with a $15.8 million net increase in other borrowings and federal funds purchased and retail repurchase agreements and the issuance of $25.8 million of junior subordinated notes, comprised the Company’s major financing sources during 2005, amounting to a net $141.9 million versus a combined total of $78.1 million during 2004 and $47.0 million in 2003. In total, cash flows from growth in deposits were $100.3 million in 2005, versus $82.4 million in 2004 and $36.9 million in 2003. Partially offsetting these cash inflows was the repurchase of $856,000 of the Company’s outstanding common stock in 2005, compared to the repurchase of $3.5 million in 2004; and in 2003 an increase of $3.0 million in federal funds and repurchase agreements, combined with repurchases of $2.3 million of the Company’s common stock.

Liquidity is further enhanced by an approximately $172 million line of credit with the FHLB collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

The Company also has unsecured overnight borrowing lines totaling $51 million available through six financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company also established a $15 million wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

The Company also projects future cash flow requirements based on scheduled loan and deposit maturities, borrowing maturities, capital expenditures and other factors. At December 31, 2005 and for the upcoming twelve-month period, the Company had scheduled loan maturities of $281.4 million, securities maturities of $15.2 million and $275.4 million in maturing time deposits. The Company also has $214.4 million in time deposits with no contractual maturity, and $92.9 million in demand deposit accounts that are subject to withdrawal during 2006. The Company has $20.0 million of borrowings that are scheduled for repayment in 2006. Anticipated capital expenditures during 2006 are approximately $5.1 million. Internal analysis indicated the Company is positioned to meet expected liquidity requirements during the upcoming twelve-month period.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The accompanying table reflects contractual obligations of the Company outstanding as of December 31, 2005.

Contractual Obligations
(In thousands)
	Payments Due by Period
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Other borrowings	$20,000	$55,000	$-	$25,774	$100,774
Federal funds purchased and retail repurchase agreements	7,305	-	-	-	7,305
Operating lease obligations	1,270	1,781	1,002	-	4,053
Purchase obligations	2,190	739	2	-	2,931
Other long-term liabilities	852	509	488	1,087	2,936
Total contractual cash obligations excluding deposits	31,617	58,029	1,492	26,861	117,999

Deposits	581,392	224,885	17,888	466	824,631
Total contractual cash obligations	$613,009	$282,914	$19,380	$27,327	$942,630

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to its assets in accordance with the guidelines. On August 26, 2005, the Company completed a Trust Preferred Securities transaction in the amount of $25.0 million. The Company contributed $24.0 million of the proceeds to the Bank as Tier I capital to support the Bank’s growth. See the Notes to the Consolidated Financial Statements for a discussion of the Company’s issuance of trust junior subordinated notes. As shown in the table, “Regulatory Capital,” the Company and the Bank both maintained capital levels exceeding the minimum levels to be “well capitalized” for the three years presented. The Bank will continue to be required to meet certain levels of capital.

Regulatory Capital
(Dollars in thousands)
	As of / for year ended December 31,
	2005		2004		2003
Total capital to risk weighted assets
Consolidated	$103,514	13.2%	$77,738	11.3%	$72,055	11.9%
Subsidiary Bank	101,373	13.0	75,469	11.0	70,726	11.7

Tier 1 capital to risk weighted assets
Consolidated	91,751	11.7	70,025	10.2	64,931	10.7
Subsidiary Bank	91,480	11.7	68,116	10.0	63,602	10.5

Tier 1 capital to average assets
Consolidated	91,751	9.1	70,025	8.2	64,931	8.4
Subsidiary Bank	91,480	9.0	68,116	8.0	63,602	8.3

Lending Activities

General. The Company offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized business and other organizations that are located in or conduct a substantial portion of their business in the Company’s market areas. The Company has specialized lending departments for residential construction lending in selected markets. The Company’s total loans at December 31, 2005, were $758.0 million, or 75.2% of total assets. It also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2005, the Company had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate.

Loan Composition. The accompanying table summarizes, at the dates indicated, the composition of the Company’s loan portfolio and the related percentage composition.

Loan Portfolio Composition
(Dollars in thousands)
	As of December 31,
	2005		2004

Real Estate:
Commercial	$177,985	23.5%	$166,685	25.1%
Residential	142,305	18.8	113,407	17.1
Construction	213,506	28.2	162,143	24.5
Total real estate	533,796	70.4	442,235	66.7

Commercial, financial and Agricultural	77,008	10.2	86,184	13.0

Consumer:
Direct	37,338	4.9	40,741	6.1
Home equity	91,647	12.1	75,435	11.4
Revolving	18,178	2.4	18,831	2.8
Total consumer	147,163	19.4	135,007	20.3
Total	$757,967	100.0%	$663,426	100.0%

	As of December 31,
	2003		2002		2001

Real Estate:
Commercial	$159,953	27.5%	$170,657	30.3%	$168,419	31.5%
Residential	94,864	16.3	119,316	21.2	130,264	24.4
Construction	117,786	20.3	87,696	15.6	55,861	10.4
Total real estate	372,603	64.1	377,669	67.1	354,544	66.3

Commercial, financial and agricultural	90,224	15.5	87,458	15.5	90,858	17.0

Consumer:
Direct	39,276	6.7	34,074	6.0	37,112	6.9
Home equity	65,563	11.3	54,073	9.6	46,169	8.6
Revolving	13,718	2.4	10,326	1.8	6,662	1.2
Total consumer	118,557	20.4	98,473	17.4	89,943	16.7
Total	$581,384	100.0%	$563,600	100.0%	$535,345	100.0%

Loan Portfolio - Maturities and Interest Rate Sensitivities
(In thousands)

	Maturity				Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate

Commercial, financial and agricultural	$36,806	$35,347	$4,856	$77,008	$5,577	$34,626
Real estate - construction	148,688	63,532	1,285	213,506	20,676	44,141
Real estate - residential	29,782	99,477	13,046	142,305	65,657	46,866
Real estate - commercial	48,919	118,387	10,679	177,985	20,599	108,468
Consumer	17,151	39,321	90,691	147,163	25,535	104,476
Total	$281,346	$356,064	$120,557	$757,967	$138,044	$338,577

Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $533.8 million, or 70.4%, of the Company’s total loans at December 31, 2005. At yearend, the Company held real estate loans of various sizes ranging up to $7.9 million and commitments up to $10.7 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced net chargeoffs on commercial real estate loans of $2.4 million in 2005, $298,000 in 2004, and no net chargeoffs on residential real estate loans in 2003.

The Company originates residential loans for its portfolio on single and multi-family properties, both owner-occupied and non owner-occupied, and at December 31, 2005, it held $142.3 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on 15 to 30 year amortization schedules. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net chargeoffs of $75,000 on residential real estate loans in 2005, net recoveries on residential real estate loans of $1,000 in 2004 and net chargeoffs of $20,000 in 2003. The Company also originates loans for individuals for the purchase of lots on which they plan to later build personal residences.

The Company also originates residential mortgage loans for sale into the secondary market. Through its mortgage banking activities, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is sold. At December 31, 2005, the Company held $3.7 million of such loans for sale, and during 2005 the Company sold an aggregate of $118.0 million of such loans. The Company sells these loans on a non-recourse basis.

The Company’s current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $300,000 to $5.0 million. At December 31, 2005, 2004, and 2003, the Company held $213.5 million, $162.1 million, and $117.8 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company emphasizes small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% or less and a net cash flow to debt service at no less than 120%. The Company typically requires a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months, although the Company occasionally will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced no net chargeoffs from construction and development loans during 2005, 2004, or 2003.

Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2005, the Company held $178.0 million of commercial loans, or 23.5% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Company experienced net charge-offs from commercial loans of $694,000 in 2005, $248,000 in 2004, and $1,036,000 in 2003.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; (iii) unsecured revolving lines of credit, and (iv) amortizing secured lot loans. The home equity loans and certain of the direct loans are secured by the borrowers’ residences. At December 31, 2005, the Company held $147.2 million of consumer loans, including home equity lines of credit. During 2005, 2004, and 2003, respectively, the Company experienced net consumer chargeoffs of $1.2 million, $501,000, and $311,000.

Loan Approval and Review. As a result of its internal investigations and the reviews by independent consultants in 2005, the Company has revised its loan policies and adopted various levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower exceed that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have retail lending limits ranging from $75,000 to $250,000. Regional presidents can generally approve commercial relationships up to $750,000. If the lending request exceeds the regional president’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $1,000,000. Under joint approval, a senior credit officer and a regional president may approve loans up to $1,750,000 million. All loans in excess of $1,750,000 must be approved by the Chief Credit Officer, who may approve loans up to $5,000,000. Loans exceeding $5,000,000 up to $10,000,000 must be unanimously approved by a committee of a senior credit officer, the Chief Credit Officer, and the CEO. Loans over $10,000,000 must be approved by the Credit Management Committee of the Board.

In 2006 the Company initiated a new Loan Review Program, headed by the Loan Review Manager who reports directly to the Board of Directors. Incumbent in this program is an Annual Loan Review Coverage Plan which has been approved by the Board and which stipulates a certain volume of loan reviews to be completed by the Loan Review Manager and employees under his guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. Further, executive management, including the Chief Credit Officer and the Chief Executive Officer, attend meetings in which large loans from each market are presented for review by the lenders. A “Watch Loan Committee”, which includes the Chief Credit Officer and the senior credit officers, reviews all loans graded Special Mention, Substandard, Doubtful and Loss on a monthly basis, and this meeting is observed by the Loan Review Manager and summarized for the Board on a monthly basis.

The Company’s credit review system supplements its loan rating system, pursuant to which the Company may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience of the Company in each such category, is used to determine the adequacy of the Company’s allowance for credit losses quarterly. These loans are also individually reviewed by the Watch Loan Committee of the Company to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

The loan portfolio is analyzed on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. The Company’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. The provisions of Statement of Financial Accounting Standard No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, and related pronouncements are applied to individually significant loans. Finally, individual reserves may be recorded based on a review of loans on the “watch list.”

See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Asset Quality

Management has renewed emphasis on maintaining the Company’s asset quality. The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date.

Allocation of the Allowance for Credit Losses
(Dollars in thousands)
	2005		2004
	$	% (1)	$	% (1)
Balance at end of period applicable to:
Commercial	16,124	10	5,166	13
Real estate-construction	3	28	1	24
Real estate-mortgage	81	42	43	42
Consumer	2,934	20	2,143	21
Total allocation	19,142	100	7,353	100

	2003		2002		2001
	$	% (1)	$	% (1)	$	% (1)
Balance at end of period applicable to:
Commercial	5,116	16	5,201	16	4,773	17
Real estate-construction	5	20	7	16	18	10
Real estate-mortgage	49	44	180	51	104	56
Consumer	1,954	20	1,671	17	1,836	17
Total allocation	7,124	100	7,059	100	6,731	100

(1)	Percent of loans in each category to total loans.

The Bank recorded aggregate special provisions for credit losses of $900,000 during the third quarter and $13.6 million during the fourth quarter of the year ended December 31, 2005. Through an internal investigation and reviews by independent consultants, the Bank identified a significant number of loans in its Harrisonburg, VA region which are believed to have questionable appraisals and/or collateral value or which were incorrectly graded for credit risk based on the financial strength of the borrower and other factors. As a result of these loans, the Bank increased its allowance for credit losses by $8.2 million. Additionally, the Bank has reclassified loans made to two separate borrowers outside of its Harrisonburg, VA region as a consequence, in each case, of the borrower’s deteriorating financial condition and the Bank’s discovery of a significant reduction in the collateral base supporting the loans. As a result of these loans, the Bank increased its allowance for credit losses by $4.4 million.

A significant portion of the loans described above involve violations of the Bank’s policies and/or applicable banking regulations. The Bank has discussed these issues and other related matters with its federal and state banking regulators in the course of the recent annual safety and soundness examination of the Bank. The Bank has taken steps to prevent similar violations in the future and to correct deficiencies in its credit approval and credit administration procedures.

Summary of Allowance for Credit Losses
(Dollars in thousands)
	2005	2004	2003	2002	2001

Balance, beginning of period	$7,353	$7,124	$7,059	$6,731	$6,311

Charge-offs:
Commercial	704	253	890	1,017	510
Real estate-construction	23	-	-	-	-
Real estate-mortgage	2,697	348	207	32	43
Consumer	1,238	522	450	220	448
Total charge-offs	4,662	1,123	1,547	1,269	1,001

Recoveries:
Commercial	10	5	7	188	25
Real estate-construction	164	-	-	-	-
Real estate-mortgage	9	31	16	7	-
Consumer	137	41	158	102	118
Total recoveries	320	77	181	297	143

Net charge-offs	4,342	1,046	1,366	972	858
Provision charged to operations	16,132	1,275	1,431	1,300	1,278
Balance, end of period	19,142	7,353	$7,124	$7,059	$6,731

Annualized net credit losses to average loans	0.59%	0.17%	0.24%	0.18%	0.17%

Allowance for credit losses to nonperforming loans	2.53%	1.11%	1.23%	1.25%	1.26%

Commercial loans. All commercial loans within the portfolio are risk graded among nine risk grades based on management’s evaluation of the overall credit quality of the loan, including the payment history, the financial position of the borrower, the underlying collateral value, an internal credit risk assessment and examination results. There is an increased reserve percentage for each successively higher risk grade. As a result, the allowance is adjusted upon any migration of a loan to a higher risk grade within the commercial loan portfolio. The accompanying table, “Risk Grade Categories,” details the risk-graded portfolio at December 31, 2005 and 2004.

The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. Reserve percentages for risk grade 6, risk grade 7, risk grade 8 and risk grade 9 remained constant in 2005. The Company had 84.13% of total commercial loans in risk grade 1 through 5 in 2005, compared to 94.3% in 2004.

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

Specific impairment under SFAS No. 114. Management evaluates individually significant loans in risk grades 7, 8, and 9 on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2005 and 2004, the recorded investment in loans considered impaired was approximately $58.3 million and $14.4 million, respectively. Impaired loans at December 31, 2005 consisted of $3.1 million of retail loans past due 90 days or more, and $47.6 million of risk grade 7 commercial loans , $6.9 million of risk grade 8 commercial loans, and $648,000 of risk grade 9 commercial loans. Calculated reserves for impaired loans at December 31, 2005 totaled $11.6 million, compared to $915,000 a year ago.

Watch list review. Specific allowances may be determined based on a review of specific watch list loans. Specific losses are estimated at each measurement date. The Company has established a Watch List Committee to review all loans placed on the watch list. The watch list primarily consist of loans classified as special mention, substandard and doubtful. An estimated loss amount and action plan is established for each watch list loan. By reviewing these watch list loans, the Company is able to update original probable loss amounts in light of developing conditions. This serves to reduce the differences between estimated and actual observed losses.

The 2005 provision for credit losses totaled $16.1 million, compared to $1.3 million in 2004. As of December 31, 2005, nonperforming assets totaled $11.9 million, primarily comprised of $10.4 million in nonperforming loans and $1.5 million in other real estate owned. Those figures compare to $3.5 million in nonperforming loans and $5.6 million in other real estate owned at the end of 2004, comprising $10.4 million in nonperforming assets. Net charge-offs increased in 2005 to $4.3 million, or 0.59% of average loans outstanding, compared with $1.0 million, or 0.17% of average loans outstanding in the prior year. At December 31, 2005 and 2004 the allowance for credit losses as a percentage of yearend loans was 2.53% and 1.11%, respectively.

As a result of internal investigations, independent consultant reviews, and the Reserve Bank examination, during the second half of 2005 and at December 31, 2005, the commercial loan portfolio experienced a dramatic shift to risk grades indicative of higher credit risk. Risk grade loans classified special mention, substandard, doubtful and loss increased from $22.7 million at yearend 2004 to $78.5 million at yearend 2005. The reserve requirement for this category of loans totaled $11.8 million and $920,000 for 2005 and 2004, respectively. A migration to higher credit risk also occurred within the retail portfolio as retail loans past due 90 days or more increased to $3.1 million at December 31, 2005, compared to $892,000 at the end of 2004. The reserve requirements for the retail loans past due 90 days or more were $787,000 and $223,000 at December 31, 2005 and 2004, respectively.

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

Nonperforming Assets
(In thousands)
	As of December 31,
	2005	2004	2003	2002	2001

Nonperforming assets:
Nonaccrual loans	$10,356	$3,450	$5,174	$3,614	$2,266
Loans past due 90 days or more and still accruing interest	30	65	53	65	6
Other real estate	1,483	5,559	5,191	1,662	2,707

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

 The accompanying table presents the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2005, 2004, and 2003; and the intervals of maturities or repricings at December 31, 2005:

Investment Securities
(Dollars in thousands)
	As of December 31, 2005			As of December 31, 2004
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and mortgage backed	$159,694	$156,461	3.83%	$104,896	$103,777	3.09%
State and municipal obligations (1)	38,276	37,858	5.49	31,936	32,285	5.69
Other debt securities	-	-	-	-	-	-
Other equity	7,600	7,571	4.47	5,547	5,541	3.26
Total investment securities (1)	$205,570	$201,890	3.70%	$142,379	$141,603	3.70%

	As of December 31, 2003
	Amortized Cost	.Fair Value	Weighted Average Yield
U.S. government agencies and mortgage backed	$106,771	$106,281	3.32%
State and municipal obligations (1)	32,617	32,850	5.77
Other debt securities	95	109	7.00
Other equity	4,444	4,442	4.00
Total investment securities (1)	$143,927	$143,682	3.90%

	As of December 31, 2005
	Within One Year		After One Year to Five Years
	Amount	Yield	Amount	Yield

U.S. government agencies and mortgage backed	$15,171	2.12%	$99,285	3.78%
State and municipal obligations (1)	-	-	2,257	4.31
Total debt securities (1)	$15,171	2.12%	$101,542	3.89%

	As of December 31, 2005
	After Five Years to Ten Years		After Ten Years			Weighted Average
	Amount	Yield	Amount	Yield	Total	Yield (1)

U.S. government agencies and mortgage backed	$20,543	4.21%	$21,462	4.45%	$156.461	4.11%
State and municipal obligations (1)	17,775	3.73	17,826	3.93	37.858	3.86
Total debt securities (1)	$38,318	3.99%	$39,288	4.23%	$194.319	3.84%

(1) Yields stated on a tax equivalent basis.

See also Note 3 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company’s off-balance sheet risk exposure is presented in Note 16 to the accompanying consolidated financial statements.

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

Application of Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company’s significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company’s 2005 Annual Report. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Company’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Summary of Allowance for Credit Losses.”

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

Interest rate risk management is a part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Company’s Asset and Liability Committee, which is comprised of senior management and members of the Company’s Board of Directors. The committee meets on a regular basis to review the asset/liability management activities of the Company and monitor compliance with established policies. An independent member of the Board of Directors chairs the committee and reports on its activities to the full Board.

A primary objective of interest rate sensitivity management is to ensure the stability and quality of the Company’s primary earnings component, net interest income. This process involves monitoring the Company’s balance sheet in order to determine the potential impact that changes in the interest rate environment may have on net interest income. Rate sensitive assets and liabilities have interest rates that are subject to change within a specific time period, due to either maturity or to contractual agreements which allow the instruments to reprice prior to maturity. Interest rate sensitivity management seeks to ensure that both assets and liabilities react to changes in interest rates within a similar time period, thereby minimizing the risk to net interest income.

Interest Sensitivity Analysis
(Dollars in thousands)
	1 - 90 Day Sensitive	91 - 365 Day Sensitive	Total Sensitive Within One Year	Total Sensitive Over One Year	Total

Interest earning assets:
Loans, net of nonaccruals	$537,080	$25,793	$562,873	$184,708	$747,581
U. S. government agency	1,000	14,250	15,250	144,445	159,695
State and municipal obligations	-	-	80	38,276	38,276
Other investment securities	6,743	-	6,743	857	7,600
Overnight deposits	4,575	-	4,575	-	4,575
Total interest earning assets	549,398	40,043	589,441	368,286	957,727

Interest bearing liabilities:
NOW	20,528	-	20,528	13,686	34,214
MMI	80,583	-	80,583	80,583	161,166
Savings	11,410	-	11,410	7,607	19,017
Time deposits	119,230	156,210	275,440	243,239	518,679
Overnight borrowings	7,306	-	7,306	-	7,306
Junior subordinated notes	25,774	-	25,774	-	25,774
Other borrowings	50,000	10,000	60,000	15,000	75,000
Total interest bearing liabilities	314,831	166,210	481,041	360,115	841,156

Interest sensitivity gap	$234,567	$(126,167)	$108,400	$8,171	$116,571

Ratio of interest sensitive assets to liabilities	1.75	0.24	1.23	1.02	1.14

The measurement of the Company’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2005, to be 1.23X. This ratio indicates that a larger balance of assets compared to liabilities, could potentially reprice during the upcoming twelve-month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. The overall risk to net interest income is also influenced by the Company’s level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index.

Approximately 68.6% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

In addition to the traditional gap analysis, the Company also utilizes a computer based interest rate risk simulation model. This comprehensive model includes rate sensitivity gap analysis, rate shock net interest income analysis, and present value of equity analysis, under various rate shock scenarios. The Company uses this model to monitor interest rate risk on a quarterly basis and to detect trends that may affect the overall net interest income for the Company. This simulation incorporates the dynamics of balance sheet and interest rate changes and calculates the related effect on net interest income. As a result, this analysis more accurately projects the risk to net interest income over the upcoming 12-month period. The Company’s asset/liability policy provides guidance for levels of interest rate risk and potential remediations, if necessary, to mitigate excessive levels of risk. The modeling results indicate the Company is subject to an acceptable level of interest rate risk.

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

The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2005.

Market Sensitive Financial Instruments Maturities
(Dollars in thousands)
	Contractual Maturities as of December 31, 2005
	2006	2007	2008	2009	2010	After Five Years	Total

Financial assets:
Debt securities	$15,171	$26,005	$23,744	$27,971	$23,822	$77,606	$194,319
Loans:
Fixed rate	96,287	30,818	31,200	30,403	31,066	18,073	237,847
Variable rate	185,059	57,182	57,890	58,119	59,386	102,484	520,120
Total	$296,517	$114,005	$112,834	$116,493	$114,274	$198,163	$952,286

Financial liabilities:
NOW	$34,214	$-	$-	$-	$-	$-	$34,214
MMI	161,166	-	-	-	-	-	161,166
Savings	19,017	-	-	-	-	-	19,017
Time deposits	276,195	210,325	13,801	11,056	6,837	465	518,679
Other borrowings	20,000	15,000	30,000	-	-	10,000	75,000
Junior subordinated notes	-	-	-	-	-	25,774	25,774
Federal funds purchased and retail repurchase	7,305	-	-	-	-	-	7,305
Total	$517,897	$225,325	$43,801	$11,056	$6,837	$36,239	$841,155

	Average Interest Rate	Estimated Fair Value

Financial assets:
Debt securities	3.84%	$189,609
Loans:
Fixed rate	7.41	237,631
Variable rate	7.77	520,680
Total		$947,920

Financial liabilities:
NOW	0.21	$29,074
MMI	3.26	157,646
Savings	0.33	16,224
Time deposits	3.79	524,227
Other borrowings	4.23	74,198
Trust preferred securities	4.47	27,288
Federal funds purchased and retail repurchase	1.49	7,305
Total		$835,962

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

Quarterly Financial Data
(Dollars in thousands, except per share data)

2005	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$17,182	$16,492	$15,061	$13,377
Interest expense	7,181	6,690	5,975	4,864

Net interest income	10,001	9,802	9,086	8,513
Provision for credit losses	13,627	1,187	638	680

Net interest income (loss) after provision for credit losses	(3,626)	8,615	8,448	7,833

Noninterest income	1,696	1,734	1,815	2,138
Noninterest expense	7,276	6,993	7,045	6,892

Income (loss) before income taxes	(9,206)	3,356	3,218	3,079
Provision for income taxes	(3,601)	1,138	1,083	1,036

Net income (loss)	$(5,605)	$2,218	$2,135	$2,043

Earnings (loss) per share:
Basic	$(0.80)	$0.32	$0.30	$0.30
Diluted	$(0.80)	$0.31	$0.29	$0.29

2004	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$12,317	$11,275	$10,441	$10,438
Interest expense	4,211	3,891	3,396	3,589

Net interest income	8,106	7,384	7,045	6,849
Provision for credit losses	330	285	272	388

Net interest income after provision for credit losses	7,776	7,099	6,773	6,461

Noninterest income	1,945	1,695	2,604	1,841
Noninterest expense	6,760	5,969	5,590	5,446

Income before income taxes	2,961	2,825	3,787	2,856
Provision for income taxes	941	913	1,274	961

Net income	$2,020	$1,912	$2,513	$1,895

Earnings per share:
Basic	$0.37	$0.35	$0.45	$0.35
Diluted	$0.35	$0.34	$0.44	$0.33

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FNB Financial Services Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FNB Financial Services Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective internal control over the valuation of the allowance for loan losses and the related provision. This control deficiency resulted in material adjustments to the Company’s allowance for loan losses as of December 31, 2005. This control deficiency results in a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statement will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 21, 2006 on those consolidated financial statements.

In our opinion, management’s assessment that FNB Financial Services Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to compliance with designated laws and regulations related to safety and soundness.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
FNB Financial Services Corporation and Subsidiary
Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of FNB Financial Services Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Financial Services Corporation and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNB Financial Services Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our report dated March 21, 2006 expressed an unqualified opinion on management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005. Our report dated March 21, 2006 also expressed our opinion that, because of a material internal control weakness, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Dixon Hughes PLLC

Sanford, North Carolina
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of FNB Financial Services Corporation:

In our opinion, the accompanying consolidated statements of income and comprehensive income, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the results of their operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 1, 2004

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets

December 31, 2005 and 2004
(Dollars in thousands, except per share data)

	2005	2004

ASSETS
Cash and due from banks	$27,148	$24,246
Investment securities:
Available for sale	195,926	137,161
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	5,964	4,442
Loans, net of allowance for credit losses of $19,142 in 2005 and $7,353 in 2004	738,825	656,073
Premises and equipment, net	14,307	13,144
Accrued income and other assets	25,236	30,269
Total assets	$1,007,406	$865,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$92,884	$78,810
Interest-bearing	731,747	645,475
Total deposits	824,631	724,285
Short-term borrowings	27,305	41,534
Long-term debt	80,774	25,000
Accrued expenses and other liabilities	7,462	4,086
Total liabilities	940,172	794,905

Commitments and Contingent Liabilities: See Note 16.

Shareholders’ equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued	-	-
Common stock, $1.00 stated value;
Authorized - 75,000,000 shares; Outstanding -
7,038,110 in 2005 and 5,550,326 in 2004	7,038	5,550
Paid-in capital	22,233	21,367
Retained earnings	40,208	43,986
Accumulated other comprehensive loss	(2,245)	(473)
Total shareholders’ equity	67,233	70,430
Total liabilities and shareholders’ equity	$1,007,406	$865,335

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income
Loans	$56,012	$39,609	$36,196
Federal funds sold and overnight deposits	320	194	84
Investment securities
Taxable	4,176	3,146	4,059
Tax exempt	1,318	1,343	1,076
Other	286	180	172
Total interest income	62,112	44,472	41,587
Interest expense
Deposits	21,483	13,559	15,190
Short-term borrowings	366	151	157
Long-term debt	2,860	1,377	1,418
Total interest expense	24,709	15,087	16,765
Net interest income	37,403	29,385	24,822
Provision for credit losses	16,132	1,275	1,431
Net interest income after provision for credit losses	21,271	28,110	23,391
Noninterest income
Service charges on deposit accounts	3,837	3,769	3,585
Mortgage banking fees	2,569	2,233	2,019
Investment services fees	485	507	670
Net gain on securities available for sale	-	109	564
Net gain on disposition of branch	-	700	-
Other noninterest income	493	768	587
Total noninterest income	7,384	8,086	7,425
Noninterest expense
Salaries and employee benefits	14,435	12,401	10,512
Occupancy expense	1,621	1,392	1,150
Furniture and equipment expense	3,043	2,873	2,403
Telecommunications expense	654	616	635
Marketing expense	1,041	942	682
Printing and supply expense	606	533	427
Other noninterest expense	6,807	5,009	3,758
Total noninterest expenses	28,207	23,766	19,567
Income before provision for income taxes	448	12,430	11,249
Provision (benefit) for income taxes.	(344)	4,090	3,789
Net income	792	8,340	7,460
Other comprehensive loss	(1,772)	(324)	(1,633)
Comprehensive income (loss)	$(980)	$8,016	$5,827
Net income per share, basic	$0.11	$1.22	$1.08
Net income per share, diluted	$0.11	$1.17	$1.04

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Common stock
Balance at beginning of period	$5,550	$5,479	$4,467
Stock repurchase	(40)	(184)	(126)
Stock split effected in the form of a stock dividend	1,398	-	1,097
Exercise of stock options	130	255	41
Balance at end of period	7,038	5,550	5,479
Paid-in capital
Balance at beginning of period	21,367	22,025	23,833
Stock repurchase	(815)	(3,266)	(2,204)
Exercise of stock options	1,224	2,332	392
Tax benefit from exercise of stock options	452	276	-
Employee stock awards	5	-	4
Balance at end of period	22,233	21,367	22,025
Retained earnings
Balance at beginning of period	43,986	38,395	34,549
Net income	792	8,340	7,460
Cash dividends paid	(3,167)	(2,749)	(2,512)
Cash paid for fractional shares	(5)	-	(5)
Stock split effected in the form of a stock dividend	(1,398)	-	(1,097)
Balance at end of period	40,208	43,986	38,395

Accumulated other comprehensive income (loss)
Balance at beginning of period	(473)	(149)	1,484
Other comprehensive loss	(1,772)	(324)	(1,633)
Balance at end of period	(2,245)	(473)	(149)
Total shareholders’ equity	$67,233	$70,430	$65,750

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$792	$8,340	$7,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	2,423	1,455	2,401
Provision for credit losses	16,132	1,275	1,431
Gain on sale of securities available for sale	-	(109)	(564)
(Gain) loss on disposal of premises and equipment	30	(106)	(4)
Loss on disposal of other real estate owned	568	148	-
Gain on sale of branching operation	-	(700)	-
Deferred income taxes	(4,651)	(397)	(329)
Net change in loans held for sale	6,641	(9,233)	(557)
Changes in assets and liabilities:
(Increase) decrease in other assets	(6,097)	476	(1,672)
Increase (decrease) in other liabilities	8,480	1,956	(649)
Net cash provided by operating activities	24,318	3,105	7,517

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls, and maturities of securities available for sale	23,740	31,059	108,015
Purchase of securities available for sale	(85,957)	(29,632)	(130,562)
Purchase of premises and equipment	(3,252)	(2,084)	(3,617)
Proceeds from disposal of premises and equipment	127	292	-
Proceeds from disposal of other real estate owned	2,994	733	-
Proceeds from sale of branch, net of cash transferred	-	700	-
Expenditures on other real estate owned	(255)	(185)	-
(Increase) decrease in other real estate owned	-	-	561
Net increase in loans	(98,035)	(83,538)	(19,708)
Net cash used in investing activities	(160,638)	(82,467)	(45,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	100,345	82,379	36,898
Net increase (decrease) in other borrowings	30,000	(10,500)	3,000
Net increase (decrease) in federal funds purchased and retail repurchase agreements	(14,229)	6,171	7,105
Proceeds from issuance of junior subordinated notes	25,774	-	-
Repurchase of common stock	(855)	(3,450)	(2,330)
Proceeds from issuance of common stock	1,354	2,589	433
Cash dividends paid and cash paid in lieu of fractional shares	(3,167)	(2,752)	(2,517)
Net cash provided by financing activities	139,222	74,437	42,589

Net increase (decrease) in cash and cash equivalents	2,902	(5,073)	4,795
Cash and cash equivalents, beginning of year	24,246	29,319	24,524
Cash and cash equivalents, end of year	$27,148	$24,246	$29,319

Supplemental disclosures
Transfer of loans to other real estate	$1,239	$2,312	$4,254
Decrease in fair value of securities available for sale, net of tax	(1,772)	(324)	(1,633)
Interest paid on deposits and borrowed funds	15,453	15,104	17,559
Income taxes paid	4,694	4,680	3,651
Loans receivable to finance other real estate owned	2,008	1,209	-

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Note 1 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of FNB Financial Services Corporation (the “Company”) and its wholly owned subsidiary FNB Southeast (the “Bank”). Also included are the accounts of FNB Southeast Mortgage Corporation, and FNB Southeast Investment Services, Inc., both of which are wholly owned subsidiaries of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of operations

The Bank provides a variety of financial services to individual and corporate customers in North Carolina through its thirteen full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Bank’s North Carolina customers are located in Rockingham, Guilford, and New Hanover Counties. The Bank also provides a variety of financial services to customers in Virginia through its four full-service branches in Norton, Harrisonburg, and Pennington Gap, Virginia. A majority of the Bank’s Virginia customers are located in Wise, Russell, Lee, Rockingham, and Augusta Counties. The Bank’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. A majority of the Bank’s loan portfolio consists of loans in the geographic areas cited above. The local economies of these areas depend heavily on the industrial, agricultural, and service sectors. Accordingly, the ultimate collectibility of a large portion of the Bank’s loan portfolio would be affected by changes in local economic conditions.

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

The Company is required to maintain certain levels of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) stock based on various criteria established by the individual issuer.

Gains and losses on sales of securities are recognized when realized on a specific identification basis. Premiums and discounts are amortized into interest income using the level yield method.

Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are ninety days or more past due. Interest income is subsequently recognized only to the extent cash payments are received. Mortgage loans held for sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

Loan origination fees and costs

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Impaired loans

A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Generally, a loan will be considered impaired if it exhibits the same level of underlying weakness and probability of loss as loans classified substandard, doubtful, or loss.

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

Allowance for credit losses

The Company’s allowance for credit losses is based on management’s best estimate of probable loan losses incurred as of the balance sheet date. Factors impacting estimated probable loan losses include credit quality trends, past loan loss experience, current economic conditions, and loan volume among loan categories.

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

Other real estate

Other real estate, acquired through partial or total satisfaction of loans, is initially recorded at fair market value, less estimated costs to sell, which becomes the property’s new basis. At the date of acquisition, losses are charged to the allowance for credit losses. Subsequent write-downs are charged to expense in the period they are incurred.

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

Common stock

A five-for-four stock split was effected in the form of a 25% stock dividend, effective May 31, 2005, with the issuance of 1,398,030 shares of stock and the transfer of $1,398,030 from retained earnings to the common stock account. All per share amounts in the financial statements have been recomputed to reflect this split.

Per share data

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised solely of outstanding options to purchase shares of common stock, by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.

Sales of loans

Gains and losses on the sale of loans are accounted for by imputing gain or loss on those sales where a yield rate guaranteed to the buyer is more or less than the contract interest rate being collected. Such gains or losses are recognized in the financial statements at the time of the sale.

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

Segment information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Operating segments are components of an enterprise with separate financial information available for use by the chief operating decision maker to allocate resources and to assess performance. The Company has determined that it has one significant operating segment, the providing of financial services, including banking, mortgage, and investment services, to customers located in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, NC; Norton, Harrisonburg, and Pennington Gap,

VA; and surrounding communities. The various products are those generally offered by community banks, and the allocation of resources is based on the overall performance of the Company, rather than the individual branches or products.

There are no differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements.

Stock based compensation

The proforma impact on net income and net income per share as if the fair value of stock-based compensation plans had been recorded as a component of compensation expense in the consolidated financial statements as of the date of grant of awards related to such plans, pursuant to the provisions of SFAS No. 123 and SFAS No. 148, is disclosed as follows.

(Dollars in thousands, except per share data)	2005	2004	2003
Net income, as reported	$792	$8,340	$7,460
Less: Stock based compensation as calculated per fair value method, net of tax effect	(516)	(346)	(254)
Proforma net income	$276	$7,994	$7,206
Earnings per share:
Basic - as reported	$0.11	$1.22	$1.08
Basic - proforma	$0.04	$1.17	$1.04
Diluted - as reported	$0.11	$1.17	$1.04
Diluted - proforma	$0.04	$1.13	$1.01

Recent accounting pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03- 01”). EITF 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP EITF 03-1-b”) to delay the requirement to record impairment losses EITF 03-1. The guidance also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requirements for disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which addresses the determination as to when an investment is considered impaired. This FSP nullifies certain requirements of EITF 03-01 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” This FSP is to be applied to reporting periods beginning after December 15, 2005. The Company is in process of evaluating this FSP’s impact.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(r), “Share-Based Payments”, which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS No. 123(r) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(r) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. This Statement was to be effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 2005-57, which defers the effective date of SFAS No. 123(r) for many registrants. Registrants that do not file as small business issuers must adopt SFAS No. 123(r) as of the beginning of their first annual period beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(r) on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(r). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures.

SAB 107 is effective for the period in which SFAS No. 123(r) is adopted. The Company will adopt SAB 107 on January 1, 2006, and is currently evaluating the effect on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

From time to time the FASB issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of the proposed statements on the consolidated financial statements of the Company and monitors the status of changes to and proposed effective dates of exposure drafts.

Reclassification

Certain items for 2004 and 2003 have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2 - Restriction on cash and due from banks

The Bank maintains average required reserve balances with the Federal Reserve. The average amounts of these reserve balances for the years ended December 31, 2005 and 2004 were $2,770,000 and $1,922,000, respectively.

Note 3 - Investment securities

Investment securities at December 31 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
2005:
Available for sale:
U.S. government agency securities	$117,993	$36	$(2,213)	$115,816
Mortgage backed securities	41,701	1	(1,057)	40,645
State and municipal obligations	38,276	248	(666)	37,858
Other	1,636	-	(29)	1.607
Total available for sale	199,606	285	(3,965)	195,926
Federal Home Loan Bank and Federal Reserve Bank stock	5,964	-	-	5,964
Total investment securities	$205,570	$285	$(3,965)	$201,890
2004:
Available for sale:
U.S. government agency securities	$82,889	$113	$(1,200)	$81,802
Mortgage backed securities	22,007	92	(124)	21,975
State and municipal obligations	31,936	586	(237)	32,285
Other	1,105	-	(6)	1,099
Total available for sale	137,938	791	(1,567)	137,161
Federal Home Loan Bank and Federal Reserve Bank stock	4,442	-	-	4,442
Total investment securities	$142,379	$791	$(1,567)	$141,603

The aggregate cost of the Company’s cost method equity investment, Federal Home Loan Bank stock and Federal Reserve Bank stock, totaled $5,964,000 at December 31, 2005. Because of the redemption provisions of these entities, the Company estimates that the fair value equals the cost of these investments and that they are not impaired.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized position, at December 31, 2005 and 2004. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery; none of the securities are deemed to be other than temporarily impaired.

2005	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$38,474	$381	$59,750	$1,832	$98,224	$2,213
Mortgage backed securities	29,044	602	11,601	455	40,645	1,057
State and municipal obligations	17,445	331	6,528	335	23,973	666
Other	1,607	29	-	-	1,607	29
Total temporarily impaired securities	$86,570	$1,343	$77,879	$2,622	$164,449	$3,965

2004	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized l osses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$40,076	$340	$29,800	$860	$69,876	$1,200
Mortgage backed securities	6,467	24	6,623	100	13,090	124
State and municipal obligations	5,602	55	4,984	182	10,586	237
Other	1,099	6	-	-	1,099	6
Total temporarily impaired securities	$52,145	$425	$41,407	$1,142	$93,552	$1,567

The amortized cost and estimated market value of debt securities at December 31, 2005, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$15,413	$15,171
Due after one through five years	108,460	106,486
Due after five through ten years	39,183	38,318
Due after ten years	34,914	34,344
Total debt securities	$197,970	$194,319

Proceeds from the sale of investment securities available for sale, gross realized gains, and gross realized losses for the years ended December 31 were as follows:

	2005	2004	2003
	(In thousands)
Proceeds from sales	$11,459	$15,195	$104,715
Gross realized gains	66	150	564
Gross realized losses	66	41	-

At December 31, 2005 and 2004, investment securities with a carrying value of approximately $71,118,000 and $69,479,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 4 - Loans

Major classifications of loans at December 31, are as follows:

	2005	2004
	(In thousands)
Commercial, financial and agricultural	$77,007	$83,332
Consumer	147,163	137,332
Real estate:
Residential mortgage	145,972	124,436
Commercial mortgage	177,986	166,491
Construction	213,506	162,143
Subtotal loans	761,634	673,734
Loans held for sale	3,667	10,308
Gross loans	757,967	663,426
Less: allowance for credit losses	19,142	7,353
Loans, net of allowance	$738,825	$656,073

At December 31, 2005 and 2004, the recorded investment in loans considered impaired was approximately $58,264,000 and $14,417,000, respectively. The related allowance for credit losses on these impaired loans was approximately $11,611,000 and $915,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2005, 2004 and 2003 was approximately $25,409,000, $11,851,000, and $12,437,000 respectively. Impaired loans at December 31, 2005 consisted of $3,146,000 of retail loans past due 90 days or more, and $55,118,000 of commercial loans. Impaired loans consisted of $3,450,000 of nonaccrual loans and $65,000 of loans 90 days or more past due and still accruing interest. Impaired loans at December 31, 2003 consisted of $5,174,000 of nonaccrual loans and $53,000 of loans 90 days or more past due and still accruing interest.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming loans at December 31, 2005 and 2004 were $10,386,000 and $3,515,000, respectively. The amount of interest income recorded on nonperforming loans during 2005, 2004 and 2003 amounted to $365,000, $186,000 and $142,000, respectively. Interest income on nonperforming loans is recorded when cash is actually received.

Note 5 - Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31 were as follows:

	2005	2004	2003
	(In thousands)
Balance at beginning of year	$7,353	$7,124	$7,059
Provision for credit losses	16,132	1,275	1,431
Recoveries	320	77	181
Losses charged off	(4,663)	(1,123)	(1,547)
Balance at end of year	$19,142	$7,353	$7,124

Note 6 - Premises and equipment
Premises and equipment at December 31 is summarized as follows:

	2005	2004
	(In thousands)
Land	$3,642	$3,192
Building and leasehold improvements	9,953	8,241
Equipment	13,905	14,790
Subtotal	27,500	26,223
Less accumulated depreciation and amortization	13,193	13,079
Total premises and equipment, net .	$14,307	$13,144

Depreciation and amortization expense amounting to $1,932,000, $1,785,000, and $1,551,000 for the years ended December 31, 2005, 2004, and 2003, respectively, is included in occupancy and equipment expense.

Note 7 - Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $116,623,000 and $126,472,000 in 2005 and 2004, respectively. The accompanying table presents the scheduled maturities of time deposits at December 31, 2005.

Year ending December 31,	(In thousands)

2006	$275,440
2007	211,170
2008	13,715
2009	11,051
2010	6,837
Thereafter	466
Total time deposits	$518,679

Note 8 - Short-term borrowings and long-term debt

The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings:

	Balance as of December 31	Interest Rate as of December 31	Average Balance	Average Interest Rate	Maximum Outstanding at Any Month end
2005	(dollars in thousands)
Federal funds purchased and securities
sold under agreements to repurchase	$7,305	1.49%	$16,974	2.16%	$28,199
FHLB borrowings	75,000	4.23%	62,285	3.79%	75,000
Total	$82,305		$79,259		$103,199

2004
Federal funds purchased and securities
sold under agreements to repurchase	$21,534	1.82%	$16,747	0.91%	$25,992
FHLB borrowings	45,000	3.30%	47,393	2.91%	57,500
Total	$66,534		$64,140		$83,492
2003
Federal funds purchased and securities
sold under agreements to repurchase	$15,363	1.24%	$14,479	1.41%	$18,131
FHLB borrowings	55,500	2.65%	47,724	2.28%	67,500
Total	$70,863		$62,203		$85,631

At December 31, 2005, the Bank had an approximately $172 million line of credit with the FHLB under which $75.0 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $20.0 million maturing in 2006, $15.0 million maturing in 2007, $30.0 million maturing in 2008, and $10.0 million maturing in 2011. The borrowings maturing in 2011 have a one time call feature, and may be converted to a floating rate based on the three month LIBOR rate at their respective call date.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States government or its agencies.

The Company and FNB Financial Services Capital Trust I, a Delaware statutory trust (the “Trust,” wholly owned by the Company), issued and sold on August 26, 2005 $25,000,000 of the Trust’s Floating Rate Preferred Securities, with a liquidation amount of $1,000 per preferred security, bearing a variable rate of interest per annum, reset quarterly, equal to LIBOR plus 1.46% (the “Preferred Securities”) and a maturity date of September 30, 2035. The Preferred Securities are callable in 5 years. Interest payment dates are March 30, June 30, September 30, and December 30 of each year. The Preferred Securities are fully and unconditionally guaranteed on a subordinated basis by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds from the sale by the Trust to the holders of the Preferred Securities was combined with the entire proceeds from the sale by the Trust to the Company of its common securities (the “Common Securities”), and was used by the Trust to purchase $25,774,000 in principal amount of the Floating Rate Junior Subordinated Notes (the “Junior Subordinated Notes”) of the Company. The Company adopted FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” upon the establishment of the Trust and has not included the Trust in the consolidated financial statements.

The Company contributed $24,000,000 of the proceeds from the sale of the Junior Subordinated Notes to the Bank as Tier I Capital to support the Bank’s growth. Currently, regulatory capital rules allow trust preferred securities to be included as a component of regulatory capital.

The following is a schedule of the components of short-term borrowings and long-term debt:

	2005	2004
	(In thousands)
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$7,305	$21,534
FHLB borrowings	20,000	20,000
Total short-term borrowings	$27,305	$41,534

Long-term debt:
FHLB borrowings	$55,000	$25,000
Junior subordinated notes	25,774	-
Total long-term debt	$80,774	$25,000

Note 9 - Income taxes

The components of income tax expense for the years ended December 31 are as follows:

	2005	2004	2003
	(In thousands)
Current tax expense
Federal	$3,791	$3,864	$3,721
State	516	623	397
Total current	4,307	4,487	4,118
Deferred tax (benefit) expense
Federal	(4,089)	(290)	(299)
State	(562)	(107)	(30)
Total deferred	(4,651)	(397)	(329)
Total income tax expense (benefit)	$(344)	$4,090	$3,789

The significant components of deferred tax assets at December 31 are as follows:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$7,309	$2,855
Non-qualified deferred compensation plans	1,073	616
Deferred loan fees	394	484
Nonaccrual interest	66	216
Net unrealized loss on securities available for sale	1,435	303
Other	213	200
Total	10,490	4,674
Deferred tax liabilities:
Depreciable basis of property and equipment	875	911
Prepaid expenses	270	180
Other	24	46
Total	1,169	1,137
Net deferred tax assets	$9,321	$3,537

There is no valuation allowance for deferred tax assets, as management believes that realization of the deferred tax assets will more likely than not be realized. The provision for income taxes differs from that computed by applying the federal statutory rate of 34% as indicated in the following analysis:

	2005	2004	2003
	(In thousands)
Tax based on statutory rates	$157	$4,350	$3,825
Increase (decrease) resulting from:
Effect of tax-exempt income	(399)	(427)	(326)
State income taxes, net of federal benefit	(30)	335	218
Other, net	(72)	(168)	72
Total provision for income taxes	$(344)	$4,090	$3,789

Note 10 - Lease commitments

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2005, are as follows:

Year Ending December 31	(In thousands)

2006	$1,270
2007	1,234
2008	547
2009	525
2010	477
Thereafter	-
Total lease commitments	$4,053

Rental expense was $970,000, $722,000 and $458,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

(In thousands)	2005	2004
Balance, beginning of year	$3,591	$4,695
Advances during year	3,159	1,251
Repayments during year	(2,287)	(2,355)
Balance, end of year	$4,463	$3,591
NOTE: Unused credit available at December 31, 2005 totaled $3,143,000.

Note 12 - Stock based compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, the Company has elected to continue using the measurement prescribed in APB Opinion No. 25, and accordingly, SFAS No. 123 had no effect on the Company’s financial position or results of operations. The Company has issued stock under both incentive and non-qualified stock options. The following is a summary of stock option activity and related information for the years ended December 31:

	2005		2004		2003
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price

Outstanding -
Beginning of year	962,041	$11.64	1,126,761	$9.95	983,768	$9.69
Granted	377,500	17.18	175,000	15.95	272,656	10.75
Exercised	(147,414)	9.19	(321,996)	8.03	(68,515)	7.55
Forfeited	(57,656)	14.92	(17,724)	12.64	(61,148)	11.95
Outstanding - End
of year	1,134,471	$13.61	962,041	$11.64	1,125,761	$9.95

Exercisable - End
of year	557,575	$11.43	594,694	$10.94	787,709	$9.90
Weighted average fair value of options granted during the year	$3.16		$3.03		$1.66

The following is a summary of information on outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.04 - 8.01	112,808	3.18	$7.70	112,808	$7.70
$ 8.28 - 14.52	354,789	5.39	9.90	249,309	9.54
$15.31 - 16.16	293,749	5.04	15.97	189,208	15.98
$16.32 - 18.11	373,125	9.40	17.07	6,250	16.32
	1,134,471	6,40	$13.61	557,575	$11.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used in 2005, 2004, and 2003: dividend yield of 2.48% for 2005, 3.07% for 2004, and 2.75% for 2003; expected volatility of 17.0% for 2005, 16.0% for 2004, and 15.0% for 2003; risk free interest rates of 3.94% for 2005, 3.68% for 2004, and 3.75% for 2003, and expected lives of seven years for all years.

These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options granted in 1996 and thereafter vest ratably over a four-year period. No option will be exercisable after ten years from the date granted.

Note 13 - Other comprehensive income

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes requirements for the disclosure of comprehensive income in the Company’s consolidated financial statements. Comprehensive income is defined as net income plus transactions and other occurrences, which are the result of non-owner changes in equity.

Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities represent the sole component of the Company’s other comprehensive income. Other comprehensive loss at December 31 consists of the following:

	2005	2004	2003
	(In thousands)
Unrealized holding gains (losses) on securities AFS	$(2,874)	$(423)	(2,624)
Tax effect	1,102	165	1,024
Unrealized holding gains (losses) on AFS, net of tax	(1,772)	(258)	(1,600)

Reclassification adjustment for realized gains	-	(109)	(54)
Tax effect	-	43	21
Reclassification adjustment for realized gains, net of tax	-	(66)	(33)

Other comprehensive (loss), net of tax	$(1,772)	$(324)	$(1,633)

Note 14 - Net income per share

The following is a reconciliation of the numerator and denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:

	For the year ended December 31,
	2005	2004	2003
Basic:
Net income available to common shareholders	$792,000	$8,340,000	$7,460,000

Weighted average shares outstanding	6,997,540	6,872,035	6,914,154

Net income per share, basic	$0.11	$1.22	$1.08

Diluted:
Net income available to common shareholders	$792,000	$8,340,000	$7,460,000

Weighted average shares outstanding	6,997,540	6,872,035	6,914,154

Effect of dilutive securities:
Stock options	211,613	274,381	241,611

Weighted average shares outstanding and dilutive potential shares outstanding	7,209,153	7,146,416	7,155,765

Net income per share, diluted	$0.11	$1.17	$1.04

For the years ended December 31, 2005, 2004, and 2003, there were 373,125 options, 173,178 options, and 164,361 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.

Note 15 - FNB Financial Services Corporation (Parent Company)

The parent company’s principal asset is its investment in its subsidiary, FNB Southeast. The principal source of income of the parent company is dividends received from its subsidiary.

	2005	2004	2003
	(In thousands)
Condensed balance sheets
Assets
Cash and due from banks	$1,282	$1,543	$132
Securities	-	-	-
Investment in wholly-owned subsidiary	90,886	68,521	64,421
Other assets	839	366	1,212
Total assets	$93,007	$70,430	$65,765
Shareholders’ equity and other liabilities	$93,007	$70,430	$65,765
Condensed statements of income
Dividends from subsidiary	$2,763	$4,255	$4,297
Management fees	300	300	300
Noninterest income	26	37	152
Noninterest expense	(901)	(430)	(342)
Income before tax benefit	2,188	4,162	4,407
Income tax (provision) benefit	241	30	(37)
Income before equity in undistributed net income of subsidiary	2,429	4,192	4,370
Equity in undistributed net income of subsidiary	(1,637)	4,148	3,090
Net income	$792	$8,340	$7,460

Condensed statements of cash flows
Cash flows from operating activities
Dividends received from subsidiary.	$2,763	$4,255	$4,297
Management fees received	300	300	300
Cash paid for franchise tax, registration cost, acquisition cost and other	(653)	(362)	(212)
Change in other assets and liabilities, net	(474)	831	(913)
Net cash provided by operating activities	1,936	5,024	3,472

Cash flows from investing activities
Investment in subsidiary	(25,000)	-	-
Other, net	(303)	-	-
Net cash provided (used in) by investing activities	(25,303)	-	-

Cash flows from financing activities
Repurchase of common stock	(855)	(3,450)	(2,335)
Dividends paid, net of DRIP	(3,167)	(2,752)	(2,512)
Proceeds from issuance of junior subordinated notes	25,774	-	-
Exercise of stock options	1,354	2,589	437
Net cash (used in) financing activities	23,106	(3,613)	(4,410)

Increase (decrease) in cash	(261)	1,411	(938)
Cash at beginning of year	1,543	132	1,070
Cash at end of year	$1,282	$1,543	$132
Reconciliation of net income to cash provided by operating activities
Net income	$792	$8,340	$7,460
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other assets and liabilities, net	(474)	831	(898)
Equity in undistributed (net income) loss of subsidiary	1,626	(4,147)	(3,090)
Net cash provided by operating activities	$1,944	$5,024	$3,472

Note 16 - Off-balance sheet arrangements

The Company’s consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the contract amount of the Bank’s exposure to off-balance sheet risk at December 31 is as follows:

	Contract or Notional Amount
	2005	2004
	(In thousands)
Commitments to extend credit	$200,346	$167,405
Commercial letters of credit	943	635
Total commitments and contingent liabilities	$201,289	$168,040

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 17 - Employee benefit plans

The Company’s non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in the Company’s pension obligations, assets and funded status for the years ended December 31, 2005 and 2004, and the assumptions and components of net periodic pension cost for the two or three years in the period ended December 31, 2005.

	2005	2004
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$6,879	$5,901
Service cost	695	508
Interest cost	435	361
Actuarial loss	818	183
Benefits paid	(228)	(74)
Benefit obligation at end of year	8,599	6,879
Change in plan assets
Fair value of plan assets at beginning of year	5,847	5,458
Actual return on plan assets	323	431
Employer contribution	-	32
Benefits paid	(227)	(74)
Fair value of plan assets at end of year	5,943	5,847
Funded status
Plan assets less than projected benefit obligation	(2,656)	(1,032)
Unrecognized net actuarial loss	2,834	1,926
Unrecognized prior service charge	113	133
Pension asset	$291	$1,027

	2005	2004
Amounts recognized in the statement of financial position consists of:	(Dollars in thousands)
Pension asset	$291	$1,027
Accrued benefit liability	--	--
Intangible asset	--	--
Accumulated comprehensive income	--	--
Net amount recognized	$291	$1,027

	2005	2004	2003
Components of net periodic pension cost	(Dollars in thousands)
Service	$695	$508	$371
Interest	435	361	301
Expected return on plan assets	(524)	(430)	(799)
Amortization of prior service cost	131	54	528
Net periodic pension cost	$737	$493	$401

Weighted-average assumptions
Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Weighted-average asset allocations at December 31, 2005	Market Value	Percent
Debt securities:
Federated US Government.	$476	8.0%
Black Rock Government Fund	475	8.0
Pimco Pacific Investment	1,078	18.1
First Trust Institutional Money Market	59	1.0
First Trust Money Market Account	9	0.2
	2,097	35.3
Equity securities:
Oppenheimer Value Fund	1,456	24.5
American Growth Fund	1,170	19.7
Fidelity Advisor MidCap	626	10.5
Capital World Growth and Income	594	10.0
	3,846	64.7
Net	$5,943	100.0%

Target allocations are established based on periodic evaluation of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2005 is included in the accompanying table.

Plan Assets	Long-Term Allocation Target	Actual Allocation @ December 31, 2005
Equity securities	49% - 71%	64.7%
Debt securities	18% - 28%	35.3%
Real estate	0% - 10%	-
Other (primarily cash)	2% - 3%	-
Total	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 9.00% rate used in 2005 and to be used for 2006. The minimum required contribution for 2005 is $100,087 and a contribution of $210,000 is expected for 2006. The expected benefit payments for the next five years are as follows: (1) 2006 - $187,242, (2) 2007 - $184,065, (3) 2008 - $239,900, (4) 2009 - $240,596, and (5) 2010 - $249,780.

The Company has a Supplemental Executive Retirement Plan (“SERP”) that allows the Company to supplement the level of certain executives’ retirement income over the amount obtainable through the tax-qualified retirement plan. The net periodic pension cost for the years ended December 31, 2005, 2004, and 2003 was $474,000, $431,000, and $303,000, respectively. The corresponding liability related to this plan was $2,345,000 and $1,897,000 as of December 31, 2005 and 2004, respectively.

The Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $216,000 for 2005, $162,000 for 2004, and $122,000 for 2003.

A deferred compensation plan allows the directors and certain senior officers of the Company and the Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Bank. Each plan participant makes an annual election to either receive that year’s compensation currently or to defer receipt until his or her death, disability or retirement. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. The balance in the trust at December 31, 2005 and 2004 was $2,130,000 and $1,792,000, respectively.

Note 18 - Regulatory matters

The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2005, the Bank had undivided profits of approximately $38.5 million.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which they are subject.

The most recent notification from the Commissioner categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the accompanying table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2005

Total Capital (To Risk Weighted Assets)
Consolidated	$103,514	13.2%	$62,704	>8.0%	$	N/A
Bank	101,373	13.0	62,573	>8.0		78,216	>10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	91,751	11.7	31,352	>4.0		N/A
Bank	91,480	11.7	31,286	>4.0		46,929	>6.0
Tier 1 Capital (To Average Assets)
Consolidated	91,751	9.1	40,542	>4.0		N/A
Bank	91,480	9.0	40,510	>4.0		50,638	>5.0

December 31, 2004

Total Capital (To Risk Weighted Assets)
Consolidated	$77,738	11.3%	$54,796	>8.0%	$	N/A
Bank	75,469	11.0	54,773	>8.0		68,466	>10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	70,025	10.2	27,398	>4.0		N/A
Bank	68,116	10.0	27,387	>4.0		41,078	>6.0
Tier 1 Capital (To Average Assets)
Consolidated	70,025	8.2	34,050	>4.0		N/A
Bank	68,116	8.0	34,038	>4.0		42,548	>5.0

Note 19 - Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value for each class of the Company’s financial instruments.

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

Deposits. The fair value of noninterest-bearing demand deposits and NOW, savings, and money market deposits are the amounts payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of financial instruments at December 31 are as follows:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$27,148	$27,148	$24,246	$24,246
Investment securities
Available for sale	195,926	195,926	137,161	137,161
Other equity securities	5,964	5,964	4,442	4,442
Loans held for sale	3,667	3,667	10,308	10,308
Loans	757,967	758,311	663,425	662,448
Financial liabilities:
Deposits	824,631	820,055	724,286	709,364
Federal funds purchased and retail repurchase agreements	7,305	7,305	21,534	21,534
Other borrowings	100,774	101,486	45,000	45,215

The fair value estimates are made at a specific point in time based on relevant market and other information about the financial instruments. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on current economic conditions, risk characteristics of various financial instruments, and such other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Note 20 - Memorandum of Understanding

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Office of the North Carolina Commissioner of Banks (the “Commission”). The MOU generally requires:
  The creation of a Compliance Committee by the Boards of Directors of the Company and the Bank to oversee compliance by the company and the Bank with the MOU.
  The engagement of an independent consultant to advise the Boards on the characteristics, composition, and structure of the Boards and the structure and composition of management.
  The adoption of a written plan to strengthen the Bank’s loan administration capacity through supplementing and improving its lending and credit administration staffing, management information systems, reporting procedures, lending policies, and internal loan review function.
  The adoption of a written plan to address its risk position with respect to certain loans identified by its internal reviews and by its independent consultants and also by the Reserve Bank.
  An increased focus upon compliance with federal regulations concerning real estate appraisal procedures and federal guidelines concerning loans in excess of certain loan-to-value standards.
  Increased resources and staffing for the Bank’s internal audit function.
During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its currect markets or entering into new markets through acquisition or branching until the MOU is terminated. The Company and the Bank are taking prompt and agressive actions to address the elements of the MOU in a complete and timely manner.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For information on the Company’s change in independent accountants on June 30, 2004, from PricewaterhouseCoopers LLP (“PwC”) to Dixon Hughes PLLC (“DH”), see the Form 8-K filed with the SEC on July 7, 2004 and Form 8-K/A filed with the SEC on July 23, 2004.

During the fiscal years ended December 31, 2005, 2004 and 2003, there were no disagreements with DH or PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to the satisfaction of DH or PwC, would have caused DH or PwC to make reference thereto in their reports on the financial statements for such years.

During the fiscal years ended December 31, 2005, 2004 and 2003, there have been no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its CEO, Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Company’s CEO, CFO, and CAO each concluded that as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, the Company did not maintain effective disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO, and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective internal control over the valuation of the allowance for credit losses and the related provision for credit losses. Additionally, this control deficiency results in a more than remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements will not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2005 has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in its report (which expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005) which appears in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2005. In connection with such evaluation, the Company has determined that there have been changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed in Management’s Report on Internal Control Over Financial Reporting, in the fourth quarter of 2005, the Company identified a material weakness in internal controls over financial reporting relating to the Company’s process of establishing the allowance for credit losses that existed during 2005.

As of the end of the period covered by this report, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting relating to the allowance for credit losses. However, the Company has taken the following remedial actions:

➢	Strengthened the Credit Management Committee of the Board of Directors by:

♦
Adoption of a Directors’ Loan Policy which documents the Board’s instruction to Management on the purpose of the Loan Portfolio, establishment and maintenance of Loan Policies, Loans to Board Members and Employees, the Loan Loss Reserve, Loan Portfolio Quality Goals, Independent Loan Review, Loan Portfolio Reporting, and Loan Authorities;

♦	Adoption of a Loan Review Annual Coverage Plan which includes the addition of internal loan review personnel;
♦
Adoption of a written plan to strengthen the Bank’s loan administration capacity through supplementing and improving its lending and credit administration staffing, management information systems, reporting procedures, lending policies, and internal loan review function.;

♦	Adoption of a written plan to address its risk position with respect to certain loans identified by its internal reviews, its independent consultants and/or the Reserve Bank; and
♦	An increased focus upon compliance with federal regulations concerning real estate appraisal procedures and federal guidelines concerning loans in excess of certain loan-to-value standards.

➢	Documentation of the methodology for determining the adequacy of the allowance for credit losses by management and reviewed to be in comformity with generally accepted accounting principles.
➢	Creation of a Compliance Committee of the Board of Directors to oversee compliance with the MOU.
➢	The engagement of an independent consultant to advise the Boards on the characteristics, composition, and structure of the Boards and the structure and composition of management.
➢	Increased resources and staffing for the Bank’s internal audit function.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a)     Directors and Executive Officers - The information required by this Item regarding directors, control persons, and executive officers of the Company, Audit Committee Financial Expert, the Company’s Audit Committee and procedures for shareholder nominations is set forth under the sections captioned “Election of Directors,” “Executive Officers,” “Report of Audit Committee,” “Stock Ownership,” and “Our Board of Directors and its Committees” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 18, 2006, which sections are incorporated by reference.

(b)     Section 16(a) Compliance - The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 18, 2006, which section is incorporated by reference.

(c)     Code of Ethics - The Company has adopted its “Code of Business Conduct and Ethics”, a code of ethics that applies to its directors, officers, and employees. The Code of Business Conduct and Ethics is accessible on the Company’s website under the “Investor Information” section. The Company elects to disclose any amendments to or waivers of any Provisions of its Code of Business Conduct and Ethics applicable to its principal executive officers and senior financial officers on its website.

Item 11. Executive Compensation

Director compensation, executive compensation and executive compensation plan information are incorporated by reference to the sections captioned “Our Board of Directors and its Committees - How are our directors compensated?,” “Report of the Compensation Committee,” and “Executive Compensation” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 18, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the sections captioned “Stock Ownership” and “- Equity Compensation Plan Information” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 18, 2006.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the section captioned “Indebtedness and Transactions with Management” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 18, 2006.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the section captioned “Proposal 2: Ratification of Our Independent Auditor” in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 18, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

3.01 (1)	Amended and Restated Articles of Incorporation.
3.02 (1)	Bylaws of Company, as amended.
4.01 (2)	Specimen Common Stock Certificate.
4.02 (14)	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.03 (14)	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.04 (14)	Indenture, regarding Trust Preferred Securities, dated August 23, 2005.
10.01 (3)	Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
10.02 (4)	Omnibus Equity Compensation Plan of the Registrant.
10.03 (5)	Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04 (6)	Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05 (7)	Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.06(1)	Change of Control Severance Plan
10.07 (8)	Benefit Equivalency Plan of the Registrant effective January 1, 1994.
10.08 (8)	Long Term Incentive Plan of the Registrant.
10.09 (10)	Long Term Incentive Plan of the Registrant for certain senior management employees.
10.10 (8)	Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.
10.11 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
10.12 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
10.13 (9)	Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
10.14 (11)	Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
10.15 (9)	Split-Dollar Agreement, dated March 20, 1998, between the Registrant and Ernest J. Sewell.
10.16 (12)
Second Amendment, dated May 19, 2004, to the Employment Ageement, dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registant.

10.17 (13)	Employment and Change of Control Agreement dated July 1, 2004, between the Registrant, as employer, and Pressley A. Ridgill, Executive Vice President and Chief Operating Officer of the Registrant.
10.18 (12)	Third Amendment to Employment Agreement and First Amendments to Split-Dollar Agreements and Collateral Agreements with Ernest J. Sewell effective January 1, 2004.
10.20 (14)	Fourth Amendment to Employment Agreement with Ernest J. Sewell, executed on October 20, 2005 and effective February 1, 2006.
10.21 (14)	Independent Contractor Consulting Agreement with Ernest J. Sewell, executed October 20, 2005 and effective February 1, 2006.
10.22	2006 Annual Management Incentive Plan of the Registrant.
10.23	Long Term Incentive Plan of the Registrant for certain senior management employees.
21.01	Schedule of Subsidiaries.
23.01	Consent of PricewaterhouseCoopers LLP.
23.02	Consent of Dixon Hughes PLLC.
31.01	Certification of Pressley A. Ridgill
31.02	Certification of Michael W. Shelton
32.01	Certification of Periodic Financial Report Pursuant to 18 USC Section 1350.

Note: The exhibits listed above have been filed with the Securities and Exchange Commission but are not included in this printed copy of the Company’s Annual Report on Form 10-K.

Exhibit references:

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 25, 2005, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registrant’s Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to the Registrant’s Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Qfor the fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Qfor the fiscal quarter ended September 30, 2005, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB FINANCIAL SERVICES CORPORATION

Date: February 23, 2006	By:	/s/ PRESSLEY A.RIDGILL
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ PRESSLEY A. RIDGILL	President, Chief Executive Officer, and Director	February 23, 2006
Pressley A. Ridgill /s/ MICHAEL W. SHELTON	(Principal Executive Officer) Senior Vice President, Chief Financial Officer, Secretary, and Treasurer	February 23, 2006
Michael W. Shelton /s/ K. DWIGHT WILLOUGHBY	(Principal Financial Officer) Vice President, Chief Accounting Officer, and	February 23, 2006
K. Dwight Willoughby /s/ BARRY Z. DODSON	Controller (Principal Accounting Officer) Chairman of the Board	February 23, 2006
Barry Z. Dodson /s/ ERNEST J. SEWELL	Vice Chairman of the Board	February 23, 2006
Ernest J. Sewell /s/ GARY G. BLOSSER	Director	February 23, 2006
Gary G. Blosser /s/ CHARLES A. BRITT	Director	February 23, 2006
Charles A. Britt /s/ JOSEPH H. KINNARNEY	Director	February 23, 2006
Joseph H. Kinnarney /s/ ROBERT V. PERKINS	Director	February 23, 2006
Robert V. Perkins /s/ E. REID TEAGUE	Director	February 23, 2006
E. Reid Teague /s/ KENAN C. WRIGHT	Director	February 23, 2006
Kenan C. Wright

EXHIBIT INDEX

Exhibit	Description

10.22	2006 Annual Management Incentive Plan of the Registrant

10.23	Long Term Incentive Plan of the Registrant for certain senior management employees

21.01	Schedule of Subsidiaries

23.01	Consent of PricewaterhouseCoopers LLP

23.02	Consent of Dixon Hughes PLLC

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Michael W. Shelton

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350