Form 10-Q
period 2006-05-10
FNB FINANCIAL SERVICES CORP
filed 2006-05-10
CIK 742679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

At April 30, 2006, 7,109,852 shares of the registrant's common stock, $1.00 stated value, were outstanding.

FNB FINANCIAL SERVICES CORPORATION

FORM 10-Q

INDEX

				Page

PART	I		FINANCIAL INFORMATION

Item	1		Financial Statements

			Consolidated Balance Sheets March 31, 2006 and December 31, 2005	3

			Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2006 and 2005	4

			Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5

			Notes to Consolidated Financial Statements	6

Item	2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item	3		Quantitative and Qualitative Disclosures About Market Risk	18

Item	4		Controls and Procedures	18

PART	II		OTHER INFORMATION

Item	1		Legal Proceedings	19

Item	1	A	Risk Factors	19

Item	2		Unregistered Sales of Equity Securities and Use of Proceeds	20

Item	3		Defaults Upon Senior Securities	20

Item	4		Submission of Matters to a Vote of Security Holders	20

Item	5		Other Information	20

Item	6		Exhibits	20

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	March 31, 2006 (Unaudited)	December 31, 2005 *
ASSETS

Cash and due from banks	$32,616	$27,148
Investment securities:
Securities available for sale	203,824	195,926
Federal Home Loan Bank and Federal Reserve Bank Stock	6,257	5,964
Loans, net of allowance for credit losses of $18,665 at March 31, 2006 and $19,142 at December 31, 2005	736,256	738,825
Premises and equipment, net	14,430	14,307
Accrued income and other assets	26,495	25,236

Total assets	$1,019,878	$1,007,406

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$89,996	$92,884
Interest bearing	746,422	731,747
Total deposits	836,418	824,631

Federal funds purchased and retail repurchase agreements	1,183	27,305
Other borrowings	100,774	80,774
Accrued expenses and other liabilities	12,517	7,462

Total liabilities	950,892	940,172

Shareholders’ Equity:
Preferred stock no stated value; authorized 10,000,000 shares; none issued	-	-
Common stock, $1.00 stated value; authorized 75,000,000 shares; outstanding 7,045,335 at March 31, 2006 and and 7,038,110 at December 31, 2005	7,045	7,038
Paid-in capital	22,784	21,957
Retained earnings	42,016	40,483
Accumulated other comprehensive loss	(2,860)	(2,245)

Total shareholders’ equity	68,986	67,233

Total liabilities and shareholders’ equity	$1,019,878	$1,007,406

See notes to unaudited consolidated financial statements.	* Derived from audited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans	$15,757	$12,102
Federal funds sold and overnight deposits	85	66
Investment securities
Taxable	1,576	823
Tax exempt	372	319
Other	98	67
Total interest income	17,888	13,377

Interest expense
Deposits	6,519	4,283
Short-term borrowings	57	100
Long-term debt	1,210	481
Total interest expense	7,786	4,864

Net interest income	10,102	8,514
Provision for credit losses	755	680

Net interest income after provision for credit losses	9,347	7,834
Noninterest income
Service charges on deposit accounts	873	823
Mortgage banking fees	242	1,004
Investment services fees	128	139
Net gain (loss) on securities available for sale	-	(2)
Net gain on disposition of other assets	-	11
Other noninterest income	89	162
Total noninterest income	1,332	2,138

Noninterest expense
Salaries and employee benefits	4,152	3,467
Occupancy expense	415	401
Furniture and equipment expense	775	758
Telecommunications expense	152	159
Marketing expense	189	263
Printing and supply expense	121	174
Other noninterest expense	1,254	1,670
Total noninterest expense	7,057	6,892

Income before provision for income taxes	3,622	3,079
Provision for income taxes	1,244	1,036
Net income	2,378	2,043
Other comprehensive income (loss)	(615)	(973)

Comprehensive income	$1,763	$1,070
Per share data
Net income, basic	$0.34	$0.30
Net income, diluted	$0.33	$0.29
Cash dividends	$0.12	$0.11
Weighted average shares outstanding, basic	7,040,964	6,880,199
Weighted average shares outstanding, diluted	7,189,378	7,125,658

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,378	$2,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	279	311
Provision for credit losses	755	680
Gain on sale of securities available for sale	-	(2)
(Gain) loss on disposal of premises, equipment and other real estate	40	(11)
Net change in warehouse line of credit	924	3,526
Stock based compensation expense	128	-
Changes in assets and liabilities:
Increase in other assets	(2,062)	(2,884)
Increase (decrease) in other liabilities	(1,543)	2,418
Net cash provided by operating activities	899	6,081

Cash flows from investing activities:
Proceeds from sales, maturities, or calls of securities available for sale	2,786	5,673
Purchase of securities available for sale	(11,784)	(9,649)
Purchase of premises and equipment	(591)	(205)
Proceeds from disposal of premises and equipment	7	-
Proceeds from sale of other real estate owned	168	-
(Increase) decrease in other real estate owned	(52)	201
Net (increase) decrease in loans	1,886	(49,688)
Net cash used in investing activities	(7,580)	(53,668)

Cash flows from financing activities:
Net increase in deposits	11,788	43,214
Net decrease in long-term debt	-	15,000
Net increase (decrease) in short-term borrowings	1,109	(5,952)
Excess tax benefits from share-based payment arrangements	25	-
Repurchase of common stock	-	(518)
Proceeds from issuance of common stock	72	734
Cash dividends paid	(845)	(781)
Net cash provided by financing activities	12,149	51,697

Net increase in cash and cash equivalents	5,468	4,110
Cash and cash equivalents, January 1	27,148	24,246

Cash and cash equivalents, March 31	$32,616	$28,356

See notes to unaudited consolidated financial statements.

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of presentation

The accompanying unaudited consolidated financial statements of FNB Financial Services Corporation (the “Company” or “FNB”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation’s 2005 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.	Per share data

Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

	Three Months Ended March 31,
	2006	2005 *

Weighted average number of shares used in basic EPS	7,040,964	6,880,199
Effect of dilutive stock options	148,414	245,459

Weighted average number of common shares and dilutive potential common shares used in dilutive EPS	7,189,378	7,125,658

* 2005 average shares have been restated to reflect the 5-for-4 stock split effected as a 25% stock dividend, effective May 31, 2005.

For the three months ended March 31, 2006 and 2005, there were 641,097 and 109,000 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

3.	Stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(r)”) which was issued by the FASB in December 2004. SFAS No. 123(r) revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123(r) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(r) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(r) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123(r) using the modified prospective application as permitted under SFAS No. 123(r). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123(r), the Company used the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has one share-based compensation plan, which is described below. The compensation cost that has been charged against income for this plan was approximately $128,000 and $0 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $44,000 and $0 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively.

In May 1997, the Company implemented the Omnibus Equity Compensation Plan (the “Plan”). The Plan authorizes the Board of Directors to grant nonqualified stock options to directors, executives, and key employees of the Company. Options granted under the Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the Plan must be granted at a price not less than the fair market value at the date of grant. If an award granted under the Plan is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the quarter ended March 31, 2006. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock based upon the previous three years of trading history. The expected life of the options is based upon the average life of previously granted stock options. The expected dividend yield is based upon current yield on date of grant. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2005.

Three Months Ended March 31, 2005

Dividend yield	2.29%
Risk-free interest rate	3.94% - 4.47%
Volatility	0.18
Expected life	7.0 years

A summary of option activity under the stock option plans as of March 31, 2006, and changes during the three month period ended March 31, 2006 is presented in the accompanying table:

	Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2005	1,134,471	$7.04 - $18.11	$13.61

Exercised	(7,126)	$8.33 - $10.75	10.12

Authorized	-	-	-

Forfeited	(28,849)	$8.33 - $18.11	15.42

Granted	-	-	-

Balance at March 31, 2006	1,098,496	$7.04 - $18.11	$13.59

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at March 31, 2006:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$7.04 - $8.01	112,808	$7.70	2.93	112,808	$7.70
$8.28 - $14.52	341,466	9.88	5.11	293,749	9.74
$15.31 - $16.16	280,526	15.97	4.75	222,025	15.98
$16.32 - $18.11	363,696	17.05	9.15	39,210	17.79

	1,098,496	$13.59	6.13	667,792	$11.94

For the quarters ended March 31, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $14,000 and $182,000.The fair value of options vested during the periods was approximately $109,000 and $99,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the three month period ended March 31, 2006 was $172,000. The actual benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $25,000 for the three months ended March 31, 2006.

The adoption of SFAS No. 123(r) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase / (decrease)) of the adoption of SFAS No. 123(r) is as follows:

Income before income tax expense		$(128,000)
Net income	$	(84,000)

Cash flow from operating activities		$(128,000)
Cash flow provided by financing activities		$25,000

Basic earnings per share		$(0.01)
Diluted earnings per share		$(0.01)

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123(r) to the quarter ended March 31, 2005:

(Dollars in thousands, except per share data)
Net income, as reported	$2,043
Less: Stock based compensation as calculated per fair value method, net of tax effect	(367)
Proforma net income	$1,676

Earnings per share:
Basic - as reported	$0.30
Basic - proforma	$0.29
Diluted - as reported	$0.29
Diluted - proforma	$0.28

4.	Loans

Loan Category:
(Dollars in thousands)	March 31, 2006	December 31, 2005

Real estate - commercial	$165,350	$177,986
Real estate - residential	139,892	145,972
Real estate - construction	237,075	213,506
Commercial, financial and agricultural	75,393	77,007
Consumer	139,954	147,163

Subtotal loans	757,664	761,634

Less: Warehouse line of credit	2,743	3,667

Gross Loans	$754,921	$757,967

Allowance for credit losses:
	March 31, 2006		December 31, 2005
(Dollars in thousands)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Balance at end of period applicable to:

Real estate - construction	$3	31%	$3	28%
Real estate - mortgage	82	40	81	42
Commercial	15,700	10	16,124	10
Consumer	2,880	19	2,934	20

Total	$18,665	100%	$19,142	100%

4.	Loans (continued)

Rollforward - allowance for credit losses:

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005

Balance, beginning of period	$19,142	$7,353
Charge-offs	1,309	214
Recoveries	(77)	(24)
Net charge-offs	1,232	190
Provision for credit losses	755	680
Balance, end of period	$18,665	$7,843

Annualized net charge-offs during the period to average loans outstanding during the period	0.65%	0.11%
Allowance for credit losses to period end loans	2.47%	1.10%

Nonperforming assets:
(Dollars in thousands)	March 31, 2006	December 31, 2005

Nonaccrual	$8,948	$10,356
Past due 90 days or more and still accruing interest	17	30
Other real estate	1,527	1,483
Renegotiated troubled debt	380	-

5.	Employee benefit plans

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	For the three months ended March 31,
(Dollars in thousands)	2006	2005
Service cost	$191	$174
Interest cost	122	109
Expected return on plan assets	(137)	(131)
Net amortization and deferrals	39	33
Net periodic pension cost	$215	$185

For the 2006 Plan Year, a maximum tax-deductible contribution of $1,001,748 is allowed.

6.	Shareholders’ equity

The balances in FNB’s shareholders’ equity accounts totaled $68,986,000 at March 31, 2006, compared to $67,233,000 at December 31, 2005, an increase of $1,753,000. The exercise of stock options produced additions of $7,000 and $65,000 respectively, in common stock and paid-in capital. The income tax benefit related to the exercise of stock options increased paid-in capital by $762,000. Compensation expense related to stock options under SFAS No. 123(r) amounted to $128,000. Retained earnings experienced a net increase of $1,533,000 during the first three months of 2006. The increase is attributed to net income year to date through March 31, 2006 of $2,378,000, as well as an outflow of $846,000 in dividends paid to shareholders. Accumulated other comprehensive losses for the first quarter of 2006 amounted to $615,000 compared to losses of $1,772,000 at December 31, 2005.

7.	Memorandum of Understanding

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the Office of the North Carolina Commissioner of Banks (the “Commission”). The MOU generally requires:

▪	The creation of a Compliance Committee by the Boards of Directors of the Company and FNB Southeast (the “Bank”) to oversee compliance by the Company and the Bank with the MOU.
▪	The engagement of an independent consultant to advise the Boards on the characteristics, composition, and structure of the Boards and the structure and composition of management.
▪
The adoption of a written plan to strengthen the Bank’s loan administration capacity through supplementing and improving its lending and credit administration staffing, management information systems, reporting procedures, lending policies, and internal loan review function.

▪	The adoption of a written plan to address its risk position with respect to certain loans identified by its internal reviews and by its independent consultants and also by the Reserve Bank.
▪	An increased focus upon compliance with federal regulations concerning real estate appraisal procedures and federal guidelines concerning loans in excess of certain loan-to-value standards.
▪	Increased resources and staffing for the Bank’s internal audit function.

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the MOU is terminated. The Company and the Bank are taking prompt and aggressive actions to address the elements of the MOU in a complete and timely manner.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this quarterly report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. All share data have been adjusted to give retroactive effect to stock splits and stock dividends. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Information set forth below contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements represent the Company’s judgment concerning the future and are subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “expect”, “anticipate”, “estimate”, “believe”, or “continue”, or the negative thereof or other variations thereof or comparable terminology. The Company cautions that such forward-looking statements are further qualified by important factors that could cause the Company’s actual operating results to differ materially from those in the forward-looking statements.

Application of Critical Accounting Policies

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

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

Upon the commencement in October 2005 of the Reserve Bank’s periodic safety and soundness examination of the Bank, the Bank advised the Reserve Bank of the findings of its internal investigations and of its independent consultants. In its examination, the Reserve Bank identified additional items of concern.

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

The Company and the Bank took prompt and aggressive actions to address the issues discovered in the Bank’s internal reviews and through independent consultants. The Company and the Bank have also taken prompt and aggressive actions to respond to additional concerns raised by the Reserve Bank. Although no assurance can be given as to the duration of the MOU, the Company and the Bank believe that following the planned joint safety and soundness examination of the Company and the Bank by the Reserve Bank and the Commission currently expected to commence in October 2006, the Company and the Bank will be found to have fulfilled the requirements of the MOU and the MOU will be terminated.

For a complete discussion of the actions taken with respect to the Company’s lending activities, please reference the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Executive Summary

FNB Financial Services Corporation (the “Company”) is a North Carolina bank holding company. The Company’s wholly owned subsidiary, FNB Southeast (the “Bank”), is a North Carolina chartered commercial bank. As of March 31, 2006, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

Assets at March 31, 2006 were $1.02 billion, an increase of $12.5 million since December 31, 2005. A $7.9 million increase in net investments, combined with a $5.5 million increase in cash and due from banks, were the principal factors impacting this overall increase during the first three months of 2006. Over the past three months, interest-bearing deposits rose $14.7 million due to promotional campaigns while noninterest-bearing deposits declined $2.9 million, resulting in a 1.4% increase in total deposits for the period. The Company’s first quarter earnings were $2.38 million in 2006 and $2.04 million in 2005. Earnings per diluted share were $0.33 for the first quarter of 2006, compared to $0.29 for the same period in 2005.

Financial Condition

Since December 31, 2005, the Company’s assets have increased $12.5 million, rising from $1.01 billion at yearend 2005 to $1.02 billion at March 31, 2006. The principal factors impacting this overall increase during the first three months of 2006 were a $7.9 million increase in net investments, combined with a $5.5 million increase in cash and due from banks. Loans at March 31, 2006 totaled $754.9 million, compared to $758.0 million at yearend 2005, a decrease of 0.3%. This small decline in the loan portfolio was primarily a result of management’s focus being diverted somewhat from producing new loans to reviewing the quality of the existing portfolio in connection with the MOU. Investment securities of $210.1 million at March 31, 2006 were 4.1% higher than the $201.9 million balance at December 31, 2005.

Deposits totaled $836.4 million at March 31, 2006, compared to $824.6 million at December 31, 2005. At the end of the first quarter 2006, noninterest-bearing deposits were $90.0 million, or 10.8%, of total deposits. Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $75.0 million at March 31, 2006 and December 31, 2005. Federal funds purchased and retail repurchase agreements totaled $8.4 million at March 31, 2005, an increase of $1.1 million from December 31, 2005.

Shareholders’ equity remains strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity increased to $70.0 million at the end of the first quarter 2006, compared to $67.2 million at December 31, 2005. The Company paid dividends of $0.12 per share during the quarter ended March 31, 2006, a 9.1% increase over the $0.11 per share dividend rate for the first quarter of 2005.

Asset Quality

The Company’s allowance for credit losses is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and non-performing loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses. Management also continues to follow the extensive procedures begun in the 4th quarter of 2005 to address risk grade issues noted in the MOU (see “Memorandum of Understanding”).

The allowance for credit losses was 2.47% of outstanding loans at March 31, 2006, 2.53% at December 31, 2004, and 1.10% at March 31, 2005. For the first quarter of 2006, provision charges against earnings totaled $755,000 compared to $680,000 in the first quarter of 2005. The increased level of provision in 2006 related primarily to a continuing focus on the evaluation of loan risk grades which began in 2005. Net charge-offs for the first quarter of 2006 totaled $1.2 million, or a 0.65% annualized loss ratio based on average loans outstanding. This is an increase from the net charge-offs for the first quarter of 2005 totaling $190,000, or 0.11% annualized loss ratio. During the fourth quarter of 2005 the Bank recorded provisions totaling $13.6 million related to loans which were downgraded for credit risk. The higher level of charge-offs during the first quarter of 2006 resulted primarily from the charge-off of a portion of these loans.

Nonperforming loans totaled $9.0 million at March 31, 2006, compared to $10.4 million at yearend 2005 and $2.6 million at March 31, 2005. Other real estate owned (“OREO”) was $1.5 million at March 31, 2006, $1.5 million at December 31, 2005, and $5.4 million at March 31, 2005. Approximately $170,000 has been transferred from loans into OREO and approximately $178,000 of such assets were disposed of during the first three months of 2006. A net loss of $9,400 has been recorded on disposition of OREO in the current year, compared to $9,000 in net losses for the same period a year ago. The Company had no write downs in the first quarter of 2006, compared to $149,000 in OREO write downs during the first quarter of 2005.

Total nonperforming assets (comprised of nonperforming loans and OREO) decreased to $10.5 million, or 1.0% of total assets, at March 31, 2006, from $11.7 million, or 1.2% of total assets, at December 31, 2005 and $8.0 million, or 0.9% of total assets, a year ago. Management believes these changes indicate that significant asset quality issues may have peaked and are now beginning a period of improving asset quality.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Interest Income and Interest Expense

Total interest income was $17.9 million for the first quarter of 2006, compared to $13.4 million for the same period a year ago. Average earning assets for the current quarter were $974.6 million, an increase of 15.7% over the first quarter average of $842.1 million a year ago. Interest income from loans was $15.8 million, up 30.0% from $12.1 million in the first quarter of 2005. The increase in interest income was driven by an increase in average loans outstanding, combined with a rising interest rate environment. Average loans of $760.0 million were 10.0% higher than the $691.2 million last year. Interest income on investment securities totaled $1.94 million for the three months ended March 31, 2006, compared to $1.14 million for the first quarter of 2005. The average balance of the investment portfolio was $204.5 million for the quarter ended March 31, 2006, a 44.0% increase from the average balance of $142.0 million for the prior year first quarter.

First quarter total interest expense was $7.79 million, compared to $4.86 million from the first quarter of last year, a 60.1% increase. Average interest bearing deposits increased 12.3%, to $741.1 million, from $659.8 for the first quarter of 2005. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $109.6 million for the first quarter of 2006 and $76.2 million for the same period in 2005. The Company primarily utilized the growth in deposits as funding sources to support balance sheet growth.

During the three months ended March 31, 2006, net interest income increased to $10.20 million, or 18.7%, over the same period a year ago. Net interest income benefited from strong growth in average earning assets which rose from $842.1 million for the first quarter of 2005 to $974.6 million for the first quarter of 2006, a 15.7% increase. The average yields on total interest earning assets for the same periods increased 99 basis points, from 6.52% to 7.52%. Average interest bearing liabilities for the first quarter of 2006 increased 15.7%, to $974.6 million, from $842.1 million for the first quarter of 2005. The average cost of interest bearing liabilities for the same periods increased 103 basis points from 2.68% to 3.71%. The net result was a decrease in the interest rate spread from 3.84% for the three months ended March 31, 2005 to 3.81% for the same period in 2006.

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2006 and 2005

	Average Balance		Yield / Rate		Income / Expense		Increase	Change due to
Fully Taxable Equivalent - (Dollars in thousands)	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Securities(1):
Taxable investment securities	$158,279	$103,591	4.04%	3.23%	$1,576	$824	$752	$(10,083)	$10,835
Tax-exempt investment securities	38,438	32,328	5.93	6.06	562	483	79	461	(382)
Other securities	7,751	6,044	5.13	6.06	98	66	32	(409)	441
Total securities	204,468	141,963	4.44	3.92	2,236	1,373	863	(10,031)	10,894
Other earning assets(2)	10,092	8,998	3.42	2.97	85	66	19	298	(279)
Loans and leases, net(3)(4)	760,026	691,180	8.41	7.10	15,757	12,102	3,655	45,912	(42,257)
Total earning assets	974,586	842,141	7.52	6.52	18,078	13,541	4,537	36,179	(31,642)
Non-earning assets	41,211	56,942
Total assets	$1,015,797	$899,083

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings deposits	$52,057	$52,763	0.33	0.15	43	20	23	(17)	40
Money market deposits	143,830	121,043	3.32	2.23	1,178	665	513	6,280	(5,767)
Time deposits	545,217	486,028	3.94	3.00	5,298	3,598	1,700	18,795	(17,095)
Total interest-bearing deposits	741,104	659,834	3.57	2.63	6,519	4,283	2,236	25,058	(22,822)
Short-term borrowings	8,836	20,217	2.62	0.22	57	11	46	(3,433)	3,479
Long-term debt	100,774	56,000	4.87	4.13	1,210	570	640	(5,586)	6,226
Total interest-bearing liabilities	850,714	736,051	3.71	2.68	7,786	4,864	2,922	16,039	(13,117)
Demand deposits	88,585	82,411
Other liabilities	8,295	9,801
Shareholders' equity	68,203	70,820
Total liabilities and shareholders' equity	$1,015,797	$899,083
Average interest rate spread			3.81%	3.84%
Net yield on earning assets			4.28	4.18	$10,292	$8,677	$1,615	$20,140	$(18,525)
Taxable equivalent adjustment					$191	$164

(1)
Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.

(2)	Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income. Loans held for sale included in balances.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain the allowance for credit losses at a level that reflects management’s evaluation of the incurred losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the existing credit portfolio (see “Memorandum of Understanding”).

The provision for credit losses in the first quarter of 2006 was $755,000 compared to $680,000 in 2005. The allowance for credit losses as a percent of gross loans outstanding was 2.47% at March 31, 2006, 2.53% at December 31, 2005, and 1.10% at March 31, 2005. Annualized net credit losses, as a percent of average loans, was 0.65% and 0.11% for the quarters ended March 31, 2006 and 2005, respectively.

Noninterest Income and Expense

Noninterest income in the first quarter of 2006 was $1.33 million, compared to $2.14 million in the same period last year. Deposit service charges were $873,000 for the first quarter of 2006, compared to $824,000 in the first quarter of 2005. There were no gains or losses on sales of securities available for sale during the first quarter of 2006; however, sales of securities during the same period in 2005 resulted in a loss of $2,000. Noninterest income in the first quarter of 2006 included $242,000 in mortgage banking fees and $128,000 in investment service fees compared to revenues of $1.00 million and $139,000, respectively, for the same period a year ago.

Noninterest expense for the first quarter of 2006 was $7.06 million, a 2.4% increase over the $6.89 million expense in the first quarter of 2005. Salaries and employee benefits increased $685,000 because of higher costs associated with the employment of individuals with increased educational background and experience, combined with higher insurance and retirement costs. Marketing expense decreased $74,000 in the first quarter 2006, compared to the same period a year ago, primarily because of increased efforts to centralize marketing efforts and improve the efficiency of those efforts. Other expense for the first quarters of 2006 and 2005 totaled $1.18 million and $1.33 million, respectively.

Provision for Income Taxes

The Company’s provision for income taxes totaled $1.24 million for the first quarter of 2006 and $1.04 million for the same period in 2005. The Company’s effective tax rates were 34.4% for the three-month period ended March 31, 2006, compared to 33.7% for the first quarter of 2005. The increase in the provision for 2005, compared to the prior year, results primarily from the increase in taxable income. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended March 31, 2006 and 2005.

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

As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” banks and financial holding companies as of March 31, 2006.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	Company	FNB Southeast

Total Capital	10.0%	8.0%	13.35%	13.00%
Tier 1 Capital	6.0	4.0	11.95	11.73
Leverage Capital	5.0	4.0	9.32	9.13

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

During the first three months of 2006, the Company had net cash provided by operating activities of $899,000, compared to $6.1 million of net cash provided by operating activities in the first three months of 2005. This is primarily attributable to a decrease in other liabilities of $1.5 million for the first quarter of 2006, compared to the $2.4 million increase during the first quarter of 2005. Other assets increased by $2.1 million for the period ended March 31, 2006, with an increase of $2.9 million for the same period of 2005. Also contributing to this variance was a $2.6 million decrease in the warehouse line of credit from $3.5 million at March 31, 2005.

Net cash used in investing activities in the first three months of 2006 totaled $7.6 million, a decrease of $46.1 million from the three months ended March 31, 2005. This decrease in cash used in investing activities is primarily attributable to a net decrease in loans outstanding of $1.9 million, from the net increase of $49.7 million during the first quarter of 2005. Purchases of investment securities in the current year totaled $11.8 million and proceeds from sales, calls, or maturities of securities were $2.8 million. This compares to the first three months of 2005 when proceeds from sales, calls, or maturities of securities totaled $5.7 million and purchases of investment securities totaled $9.6 million, leading to net cash used in investment activities of $53.7 million. Purchases of premises and equipment used $591,000 in 2006, compared to $205,000 in 2005.

During the three months ended March 31, 2006, financing activities provided $12.1 million. An increase of $31.4 million in deposits, compared to the $43.2 million increase from the three month ended 2005. There were no other borrowings for the three months ended March 31, 2006 compared to the $15.0 million from 2005. The decrease in cash provided from financing activities was offset somewhat by an increase in federal funds purchased and repurchase agreements. Financing activities in the three months ended March 31, 2005 provided $51.7 million, based primarily on an increase of $6.0 million rise in federal funds purchased and repurchase agreements, combined with a $15.0 million increase in borrowings and a $43.2 million increase in deposits.

Overall cash and cash equivalents totaled $32.6 million at March 31, 2006, compared to $27.1 million at December 31, 2005 and $28.4 million at March 31, 2005.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income. The monitoring of interest rate risk is part of the Company’s overall asset/liability management process. The primary oversight of asset/liability management rests with the Company’s Asset and Liability Committee. The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.

The Company has not experienced any substantive changes in portfolio risk during the three months ended March 31, 2006.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Company’s CEO, CFO, and CAO each concluded that as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, the Company did not maintain effective disclosure controls and procedures.

Changes in internal control over financial reporting

As of the end of the period covered by this report, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting relating to the allowance for credit losses. However, during the first quarter, in conjunction with its efforts pursuant to the MOU (see “Memorandum of Understanding” in Item 2 above), the Company has taken the following remedial actions:

➢	Strengthened the Credit Management Committee of the Board of Directors by:

◆
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
♦
Adoption of a written plan to strengthen the Bank’s loan administration capacity through supplementing and improving its lending and credit administration staffing, management information systems, reporting procedures, lending policies, and internal loan review function;

♦	Adoption of a written plan to address its risk position with respect to certain loans identified by its internal reviews, its independent consultants and/or the Reserve Bank; and
♦	An increased focus upon compliance with federal regulations concerning real estate appraisal procedures and federal guidelines concerning loans in excess of certain loan-to-value standards.

➢	Documentation of the methodology for determining the adequacy of the allowance for credit losses by management and reviewed to be in conformity with generally accepted accounting principles.
➢	Creation of a Compliance Committee of the Board of Directors to oversee compliance with the MOU.
➢	The engagement of an independent consultant to advise the Boards on the characteristics, composition, and structure of the Boards and the structure and composition of management.
➢	Increased resources and staffing for the Bank’s internal audit function.

Other than the changes identified above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1.A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The accompanying table details, by month, the information related to the share repurchase program approved by the Company’s Board of Directors in July 2004 authorizing the repurchase of up to 275,124 shares of the Company’s outstanding common stock. The program was publicly announced in the month of approval.

Stock Repurchase Program - Approved July 2004
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Cumulative Number of Shares Purchased	(d) Maximum Number of Shares that May Yet Be Purchased
January 1, 2006 to January 31, 2006	-	-	140,437	203,468
February 1, 2006 to February 28, 2006	-	-	140,437	203,468
March 1, 2006 to March 31, 2006	-	-	140,437	203,468
Total	-	-

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.01 (1)	Amended and Restated Articles of Incorporation.
3.02 (1)	Bylaws of Company, as amended.
4.01 (2)	Specimen Common Stock Certificate.
4.02 (14)	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.03 (14)	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.04 (14)	Indenture, regarding Trust Preferred Securities, dated August 23, 2005.
10.01 (3)	Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
10.02 (4)	Omnibus Equity Compensation Plan of the Registrant.
10.03 (5)	Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04 (6)	Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05 (7)	Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.06 (1)	Change of Control Severance Plan
10.07 (8)	Benefit Equivalency Plan of the Registrant effective January 1, 1994.

10.08 (8)	Long Term Incentive Plan of the Registrant.
10.09 (10)	Long Term Incentive Plan of the Registrant for certain senior management employees.
10.10 (8)	Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.
10.11 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
10.12 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
10.13 (9)	Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
10.14 (11)	Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
10.15 (9)	Split-Dollar Agreement, dated March 20, 1998, between the Registrant and Ernest J. Sewell.
10.16 (12)
Second Amendment, dated May 19, 2004, to the Employment Agreement, dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.

10.17 (13)	Employment and Change of Control Agreement dated July 1, 2004, between the Registrant, as employer, and Pressley A. Ridgill, Executive Vice President and Chief Operating Officer of the Registrant.
10.18 (12)	Third Amendment to Employment Agreement and First Amendments to Split-Dollar Agreements and Collateral Agreements with Ernest J. Sewell effective January 1, 2004.
10.20 (14)	Fourth Amendment to Employment Agreement with Ernest J. Sewell, executed on October 20, 2005 and effective February 1, 2006.
10.21 (14)	Independent Contractor Consulting Agreement with Ernest J. Sewell, executed October 20, 2005 and effective February 1, 2006.
10.22 (15)	2006 Annual Management Incentive Plan of the Registrant.
10.23 (15)	Long Term Incentive Plan of the Registrant for certain senior management employees.
21.01 (15)	Schedule of Subsidiaries.
31.01	Certification of Pressley A. Ridgill
31.02	Certification of Michael W. Shelton
32.01	Certification of Periodic Financial Report Pursuant to 18 USC Section 1350.

Exhibit references:

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 25, 2005, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registrant’s Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission.

(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to the Registrant’s Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Qfor the fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the Securities and Exchange Commission.
(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB FINANCIAL SERVICES CORPORATION
(Registrant)

May 10, 2006	/s/ K. Dwight Willoughby
K. Dwight Willoughby
(Vice President, Chief Accounting Officer, and Controller)