Form 10-Q
period 2006-06-30
FNB FINANCIAL SERVICES CORP
filed 2006-08-09
CIK 742679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2006

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

At July 31, 2006, 7,051,124 shares of the registrant's common stock, $1.00 stated value, were outstanding.

FNB FINANCIAL SERVICES CORPORATION

FORM 10-Q

INDEX

			Page
PART	I	FINANCIAL INFORMATION
Item	1	Financial Statements
		Consolidated Balance Sheets June 30, 2006 and December 31, 2005	3
		Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005	4
		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6
		Notes to Consolidated Financial Statements	7
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item	3	Quantitative and Qualitative Disclosures About Market Risk	20
Item	4	Controls and Procedures	20
PART	II	OTHER INFORMATION
Item	1	Legal Proceedings	21
Item	1 A	Risk Factors	21
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item	3	Defaults Upon Senior Securities	22
Item	4	Submission of Matters to a Vote of Security Holders	22
Item	5	Other Information	23
Item	6	Exhibits	23

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	June 30, 2006 (Unaudited)	December 31, 2005 *
ASSETS

Cash and due from banks	$33,139	$27,148
Investment securities:
Securities available for sale	204,855	195,926
Federal Home Loan Bank and Federal Reserve Bank Stock	7,016	5,964
Federal funds sold	5,530	-
Loans, net of allowance for credit losses of $18,239 at
June 30, 2006 and $19,142 at December 31, 2005	732,486	738,825
Premises and equipment, net	15,884	14,307
Accrued income and other assets	28,917	25,236

Total assets	$1,027,827	$1,007,406

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$90,116	$92,884
Interest bearing	756,668	731,747
Total deposits	846,784	824,631

Short-term borrowings	7,327	7,305
Long-term debt	100,774	100,774
Accrued expenses and other liabilities	3,579	7,462

Total liabilities	958,464	940,172

Shareholders’ Equity:
Preferred stock no stated value; authorized 10,000,000 shares;
none issued	-	-
Common stock, $1.00 stated value; authorized 75,000,000
shares; outstanding 7,048,976 at June 30, 2006 and
and 7,038,110 at December 31, 2005	7,049	7,038
Paid-in capital	22,290	21,957
Retained earnings	43,824	40,483
Accumulated other comprehensive loss	(3,800)	(2,245)

Total shareholders’ equity	69,363	67,233

Total liabilities and shareholders’ equity	$1,027,827	$1,007,406

See notes to unaudited consolidated financial statements.
* Derived from audited consolidated financial statements.

Back to Index

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$15,814	$13,629	$31,571	$25,732
Federal funds sold and overnight deposits	63	61	148	127
Investment securities
Taxable	1,625	976	3,201	1,799
Tax exempt	405	318	777	637
Other	111	77	209	143

Total interest income	18,018	15,061	35,906	28,438

Interest expense
Deposits	6,977	5,253	13,496	9,536
Short-term borrowings	188	141	245	241
Long-term debt	1,314	581	2,524	1,062

Total interest expense	8,479	5,975	16,265	10,839

Net interest income	9,539	9,086	19,640	17,599
Provision for credit losses	365	638	1,120	1,318

Net interest income after provision for credit losses	9,174	8,448	18,520	16,281
Noninterest income
Service charges on deposit accounts	968	964	1,841	1,788
Net loss on sale of securities	-	(3)	-	(5)
Income from investment services	84	95	212	233
Mortgage banking fees	199	618	441	1,622
Other noninterest income	60	141	150	315

Total noninterest income	1,311	1,815	2,643	3,953

Noninterest expense
Salaries and employee benefits	4,012	3,428	8,165	6,895
Occupancy	381	394	796	796
Furniture and equipment	753	789	1,528	1,547
Telecommunications	169	152	321	311
Marketing	228	220	417	482
Printing and supplies	149	174	270	347
Other noninterest expense	1,153	1,888	2,406	3,559

Total noninterest expense	6,845	7,045	13,903	13,937

Income before provision for income taxes	3,640	3,218	7,261	6,297
Provision for income taxes	1,250	1,083	2,493	2,119

Net income	2,390	2,135	4,768	4,178
Other comprehensive income (loss)	(940)	604	(1,555)	(369)
Comprehensive income	$1,450	$2,739	$3,213	$3,809
Per share data
Net income, basic	$0.34	$0.30	$0.68	$0.60
Net income, diluted	$0.33	$0.29	$0.66	$0.58
Cash dividends	$0.12	$0.11	$0.24	$0.22
Weighted average shares outstanding, basic	7,074,254	6,991,912	7,057,701	6,974,376
Weighted average shares outstanding, diluted	7,237,182	7,229,261	7,237,525	7,215,780

See notes to unaudited consolidated financial statements.

Back to Index

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$4,768	$4,178
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation, accretion, and amortization	534	634
Provision for credit losses	1,120	1,318
Stock based compensation expense	263	-
Loss on sale of securities available for sale	-	5
Realized loss on disposal of premises and equipment	31	3
Realized loss on disposal of other real estate	8	-
Net change in warehouse line of credit	(409)	3,229
Changes in assets and liabilities:
Increase in other assets	(3,400)	(4,391)
Increase (decrease) in other liabilities	(3,400)	1,934
Net cash provided by (used in) operating activities	(485)	6,910

Cash flows from investing activities:
Proceeds from sales, maturities, or calls of securities available for sale	7,130	10,956
Purchase of securities available for sale	(18,534)	(26,366)
Purchase of premises and equipment	(2,459)	(1,089)
Proceeds from disposal of premises and equipment	7	111
Proceeds from sale of other real estate owned	339	-
(Increase) decrease in other real estate owned	(134)	3,005
Net (increase) decrease in loans	5,314	(98,398)
Net cash used in investing activities	(8,337)	(111,781)

Cash flows from financing activities:
Net increase in deposits	22,154	87,080
Net increase in long-term debt	-	20,000
Net increase in short-term borrowings	22	2,618
Excess tax benefits from share-based arrangements	276	-
Repurchase of common stock	(1,222)	(627)
Proceeds from issuance of common stock	804	853
Cash dividends paid	(1,691)	(1,557)
Net cash provided by financing activities	20,343	108,367

Net increase in cash and cash equivalents	11,521	3,496
Cash and cash equivalents, January 1	27,148	24,246

Cash and cash equivalents, June 30	$38,669	$27,742

See notes to unaudited consolidated financial statements.

Back to Index

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of presentation

The accompanying unaudited consolidated financial statements of FNB Financial Services Corporation (the “Company” or “FNB”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation’s 2005 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.	Per share data

Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average number of shares
used in basic EPS	7,074,254	6,991,912	7,057,701	6,974,376
Effect of dilutive stock options	162,928	237,349	179,824	241,404

Weighted average number of common
shares and dilutive potential common
shares used in dilutive EPS	7,237,182	7,229,261	7,237,525	7,215,780

For the three-month periods ended June 30, 2006 and 2005, there were 608,862 and 131,875 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the six-month periods ended June 30, 2006 and 2005, there were 624,980 and 131,875 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

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

Back to Index

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

The Company has one share-based compensation plan, which is described below. The compensation cost that has been charged against income for this plan was approximately $263,000 and $0 for the six-month periods ended June 30, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $91,000 and $0 for the six-month periods ended June 30, 2006 and 2005, respectively.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the six month period ended June 30, 2006. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock based upon the previous three years of trading history. The expected life of the options is based upon the average life of previously granted stock options. The expected dividend yield is based upon current yield on date of grant. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended June 30, 2005.

Six Months Ended
June 30, 2005

Dividend yield	2.29%
Risk-free interest rate	3.94% - 4.47%
Volatility	0.18
Expected life	7.0 years

A summary of option activity under the stock option plans as of June 30, 2006, and changes during the six month period ended June 30, 2006 is presented in the accompanying table:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,134,471	$13.61
Exercised	(92,444)	8.70
Authorized	-	-
Forfeited	(73,246)	15.42
Granted	-	-

Outstanding at June 30, 2006	968,781	$13.94	6.16 years	$2,053,496

Exercisable at June 30, 2006	565,431	$12.32	4.26 years	$1,895,241

Back to Index

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at June 30, 2006:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$7.04 - $8.01	81,833	$7.58	3.71	81,833	$7.58
$8.28 - $14.52	278,086	10.04	5.00	239,406	9.93
$15.31 - $16.16	262,572	15.96	4.41	206,472	15.97
$16.32 - $18.11	346,290	17.05	8.91	37,720	17.78

	968,781	$13.94	6.16	565,431	$12.32

For the six months ended June 30, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $220,000 and $198,000. The fair value of options vested during the periods was approximately $263,000 and $173,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the six month period ended June 30, 2006 was $804,000. The actual benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $276,000 for the six months ended June 30, 2006.

As of June 30, 2006, there was $983,622 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company's stock benefit plans. That cost is expected to be recognized over a weighted-average period of 2.16 years.

The adoption of SFAS No. 123(r) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase / (decrease)) of the adoption of SFAS No. 123(r) is as follows:

Income before income tax expense	$(263,000)
Net income	$(173,000)

Cash flow from operating activities	$(276,000)
Cash flow provided by financing activities	$276,000

Basic earnings per share	$(0.02)
Diluted earnings per share	$(0.02)

Back to Index

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123(r) to the three and six month periods ended June 30, 2005:

(Dollars in thousands, except per share data)	Three months	Six Months
Net income, as reported	$2,135	$4,178
Less: Stock based compensation as calculated per fair value method, net of tax effect	(92)	(183)
Proforma net income	$2,043	$3,995
Earnings per share:
Basic - as reported	$0.30	$0.60
Basic - proforma	$0.29	$0.58
Diluted - as reported	$0.29	$0.58
Diluted - proforma	$0.28	$0.56

4.	Loans

Loan Category:
(Dollars in thousands)	June 30, 2006	December 31, 2005

Real estate - commercial	$172,279	$177,986
Real estate - residential	136,170	145,972
Real estate - construction	245,871	213,506
Commercial, financial and agricultural	63,223	77,007
Consumer	137,258	147,163

Subtotal loans	754,801	761,634
Less: Warehouse line of credit	4,076	3,667
Gross Loans	$750,725	$757,967

Allowance for credit losses:
	June 30, 2006		December 31, 2005
(Dollars in thousands)	Allowance	% of Loans in Each Category to Total Loans	Allowance	% of Loans in Each Category to Total Loans
Balance at end of period applicable to:

Real estate - construction	$-	33%	$3	28%
Real estate - mortgage	76	41	81	42
Commercial	15,470	8	16,124	10
Consumer	2,693	18	2,934	20

Total	$18,239	100%	$19,142	100%

Back to Index

Rollforward - allowance for credit losses:
	Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Balance, beginning of period	$19,142	$7,353
Charge-offs	2,225	503
Recoveries	(202)	(212)
Net charge-offs	2,023	291
Provision for credit losses	1,120	1,318
Balance, end of period	$18,239	$8,380

Annualized net charge-offs during the
period to average loans outstanding
during the period	0.53%	0.08%
Allowance for credit losses to
period end loans	2.43%	1.10%

Nonperforming assets:
(Dollars in thousands)	June 30, 2006	December 31, 2005

Nonaccrual	$14,490	$10,356
Past due 90 days or more and still accruing interest	-	30
Other real estate	1,609	1,483
Renegotiated troubled debt	-	-

5.	Employee benefit plans

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$191	$174	$382	$348
Interest cost	122	109	244	217
Expected return on plan assets	(137)	(131)	(274)	(262)
Amortization of prior service cost	39	5	78	10
Net periodic pension cost	$215	$157	$430	$313

For the 2006 Plan Year, a maximum tax-deductible contribution of $1,001,748 is allowed.

6.	Shareholders’ equity

The balances in FNB’s shareholders’ equity accounts totaled $69,363,000 at June 30, 2006, compared to $67,233,000 at December 31, 2005, an increase of $2,130,000. The exercise of stock options produced additions of $92,000 and $712,000 respectively, in common stock and paid-in capital. The income tax benefit related to the exercise of stock options increased paid-in capital by $762,000. Retained earnings experienced a net increase of $3,340,000 during the first six months of 2006. The increase is

Back to Index

attributed to net income year to date through June 30, 2006 of $4,768,000, as well as an outflow of $1,691,000 in dividends paid to shareholders. Accumulated other comprehensive losses for the first six months of 2006 amounted to $1,555,000, compared to losses of $369,000 for the same period a year ago.

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

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the MOU is terminated such earlier time as the Reserve Bank and the Commission state that such expansion is no longer discouraged. The Company and the Bank are taking prompt and aggressive actions to address the elements of the MOU in a complete and timely manner.

Back to Index

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

As a result of these reviews and the examination and a review of certain loans in the Bank’s Rockingham County (NC) Region, the Bank made special provisions in 2005 for credit losses totaling

Back to Index

$900,000 in its third quarter and $13.6 million in its fourth quarter. The Bank believes these provisions adequately addressed the risks identified in these reviews and the examination.

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

▪
The adoption of a written plan to strengthen the Bank’s loan administration capacity through supplementing and improving its lending and credit administration staffing, management information systems, reporting procedures, lending policies, and internal loan review function. The Bank began this process in August 2005 as a result of its internal investigations and reviews by independent consultants. As a consequence, the Company believes that its compliance with the MOU’s requirements in these areas has been significantly enhanced and that the process is nearing completion.

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

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the MOU is terminated such earlier time as the Reserve Bank and the Commission state that such expansion is no longer discouraged.

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

Executive Summary

FNB Financial Services Corporation (the “Company”) is a North Carolina bank holding company. The Company’s wholly owned subsidiary, FNB Southeast (the “Bank”), is a North Carolina chartered commercial bank. As of June 30, 2006, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

Back to Index

Assets at June 30, 2006 were $1.03 billion, an increase of $20.4 million since December 31, 2005. A $10.0 million increase in net investments, combined with a $6.0 million increase in cash and due from banks, were the principal factors impacting this overall increase during the first six months of 2006. Over the past six months, interest-bearing deposits rose $24.9 million due to promotional campaigns, while noninterest-bearing deposits declined $2.8 million, resulting in a 2.7% net increase in total deposits for the period. The Company’s second quarter earnings were $2.39 million in 2006 and $2.14 million in 2005. Earnings per diluted share were $0.33 for the second quarter of 2006, compared to $0.29 for the same period in 2005.

Financial Condition

Since December 31, 2005, the Company’s assets have increased $20.4 million, rising from $1.01 billion at yearend 2005 to $1.03 billion at June 30, 2006. The principal factors impacting this overall increase during the first six months of 2006 were a $10.0 million increase in net investments, combined with a $6.0 million increase in cash and due from banks. Loans at June 30, 2006 totaled $750.7 million, compared to $758.0 million at yearend 2005, a decrease of 1.0%. This small decline in the loan portfolio was primarily a result of management’s focus being shifted from new loan production to reviewing the quality of the existing portfolio in connection with the MOU. Investment securities of $211.9 million at June 30, 2006 were 4.9% higher than the $201.9 million balance at December 31, 2005.

Deposits totaled $846.8 million at June 30, 2006, compared to $824.6 million at December 31, 2005. At the end of the second quarter 2006, noninterest-bearing deposits were $90.1 million, or 10.6%, of total deposits. Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $75.0 million at June 30, 2006 and December 31, 2005. Federal funds purchased and retail repurchase agreements totaled $7.3 million at June 30, 2006 and December 31, 2005. Trust preferred securities of $25.77 million were outstanding at June 30, 2006 and December 31, 2005.

Shareholders’ equity remains strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity increased to $69.4 million at the end of the second quarter 2006, compared to $67.2 million at December 31, 2005. The Company paid dividends of $0.12 per share during the quarter ended June 30, 2006, a 9.1% increase over the $0.11 per share dividend rate for the second quarter of 2005.

Asset Quality

The Company’s allowance for credit losses is analyzed quarterly by management. This analysis includes a methodology that segments the loan portfolio into homogeneous loan classifications and considers the current status of the portfolio, historical charge-off experience, current levels of delinquent, impaired and nonperforming loans, as well as economic and other risk factors. It is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology employed and other analytical measures in comparison to a group of peer banks. Management believes the allowance for loan losses is sufficient to absorb known risk in the portfolio. No assurances can be given that future economic conditions will not adversely affect borrowers and result in increased losses. Management also continues to follow the extensive procedures begun in the 4th quarter of 2005 to address risk grade issues noted in the MOU (see “Memorandum of Understanding”).

The allowance for credit losses was 2.43% of outstanding loans at June 30, 2006, 2.53% at December 31, 2005, and 1.10% at June 30, 2005. For the second quarter of 2006, provision charges against earnings totaled $365,000 compared to $638,000 in the second quarter of 2005. Net charge-offs for the second quarter of 2006 totaled $791,000, or a 0.42% annualized loss ratio based on average loans outstanding. This is an increase from the net charge-offs for the second quarter of 2005 totaling $102,000, or 0.06% annualized loss ratio. During the fourth quarter of 2005 the Bank recorded provisions totaling $13.6 million related to loans which were downgraded for credit risk. The higher level of charge-offs during the second quarter of 2006 resulted primarily from the charge-off of a portion of these loans. Management anticipates continued charge-offs of such loans in upcoming quarters, thereby resulting in charge-off ratios higher than prior years.

Back to Index

Nonperforming loans totaled $14.5 million at June 30, 2006, compared to $10.4 million at yearend 2005 and $4.0 million at June 30, 2005. The increase in nonperforming loans occurred primarily as a result of loans that were considered impaired at yearend moving into a nonaccrual status at June 30, 2006. Other real estate owned (“OREO”) was $1.6 million at June 30, 2006, $1.5 million at December 31, 2005, and $2.6 million at June 30, 2005. Approximately $388,000 has been transferred from loans into OREO and approximately $347,000 of such assets were disposed of during the first six months of 2006. A net loss of $7,660 has been recorded on disposition of OREO in the current year, compared to $535,000 in net losses on disposition or write downs for the same period a year ago. The Company had no write downs in the first six months of 2006, compared to $524,000 in OREO write downs during the first six months of 2005.

Total nonperforming assets (comprised of nonperforming loans and OREO) increased to $16.1 million, or 1.6% of total assets, at June 30, 2006, from $11.9 million, or 1.2% of total assets, at December 31, 2005 and $6.6 million, or 0.7% of total assets, a year ago.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Interest Income and Interest Expense

Total interest income was $18.0 million for the second quarter of 2006, compared to $15.1 million for the same period a year ago. Average earning assets for the current quarter were $977.0 million, an increase of 8.6% over the second quarter average of $899.5 million a year ago. Interest income from loans was $15.8 million, up 16.0% from $13.6 million in the second quarter of 2005. The increase in interest income was driven by an increase in average loans outstanding, combined with a rising interest rate environment. Average loans of $760.0 million were 3.0% higher than the $737.7 million last year. Interest income on investment securities totaled $2.14 million for the three months ended June 30, 2006, compared to $1.37 million for the second quarter of 2005. The average balance of the investment portfolio was $209.0 million for the quarter ended June 30, 2006, a 36.3% increase from the average balance of $153.4 million for the second quarter of the prior year. The increase in the investment portfolio is primarily attributable to management’s efforts to achieve the desired balance among earning assets, combined with the utilization of the proceeds from the issuance of junior subordinated notes during the third quarter of 2005.

Second quarter total interest expense was $8.48 million, compared to $5.98 million from the second quarter of last year, a 41.9% increase. Average interest bearing deposits increased 5.8%, to $734.6 million, from $694.5 for the second quarter of 2005. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $118.9 million for the second quarter of 2006 and $87.2 million for the same period in 2005. The Company primarily utilized the growth in deposits as funding sources to support balance sheet growth.

During the three months ended June 30, 2006, net interest income increased to $9.54 million, or 5.0%, over the same period a year ago. Net interest income benefited from solid growth in average earning assets which rose from $899.5 million for the second quarter of 2005 to $977.0 million for the second quarter of 2006, an 8.6% increase. The average yields on total interest earning assets for the same periods increased 69 basis points, from 6.79% to 7.48%. Average interest bearing liabilities for the second quarter of 2006 increased 9.2%, to $853.5 million, from $781.7 million for the second quarter of 2005. The average cost of interest bearing liabilities for the same periods increased 91 basis points from 3.07% to 3.98%. The net result was a decrease in the interest rate spread from 3.72% for the three months ended June 30, 2005 to 3.50% for the same period in 2006. Management anticipates continued increases in funding costs during the current year.

Back to Index

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2006 and 2005

	Average Balance		Yield / Rate		Income / Expense		Increase	Change due to
Fully Taxable Equivalent - (Dollars in thousands)	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

Assets
Securities(1):
Taxable investment securities	$159,290	$114,686	4.09%	3.41%	$1,625	$976	$649	$(8,422)	$9,071
Tax-exempt investment securities	41,161	32,134	5.98	6.02	614	482	132	258	(126)
Other securities	8,590	6,591	5.18	4.69	111	77	34	0	0

Total securities	209,041	153,411	4.51	4.01	2,350	1,535	815	(8,164)	8,945
Other earning assets(2)	8,041	8,376	3.14	2.92	63	61	2	(82)	84
Loans and leases, net(3)(4)	759,949	737,735	8.35	7.41	15,814	13,629	2,185	14,392	(12,207)

Total earning assets	977,031	899,522	7.48	6.79	18,227	15,225	3,002	6,146	(3,178)

Non-earning assets	45,236	55,266

Total assets	$1,022,267	$954,788

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings deposits	$52,362	$52,850	0.32	0.24	42	31	11	(12)	23
Money market deposits	116,530	127,787	3.65	2.58	1,060	823	237	(3,342)	3,579
Time deposits	565,739	513,857	4.16	3.43	5,874	4,399	1,475	17,353	(15,878)

Total interest-bearing deposits	734,631	694,494	3.81	3.03	6,976	5,253	1,723	13,999	(12,276)
Short-term borrowings	18,131	23,334	4.18	2.42	189	141	48	(1,930)	1,978
Long-term debt	100,774	63,835	5.23	3.65	1,314	581	733	(13,341)	14,074

Total interest-bearing liabilities	853,536	781,663	3.98	3.07	8,479	5,975	2,504	(1,272)	3,776

Demand deposits	89,311	88,550
Other liabilities	10,523	12,420
Shareholders' equity	68,897	72,155

Total liabilities and
shareholders' equity	$1,022,267	$954,788
Average interest rate spread			3.50%	3.72%
Net yield on earning assets			4.00	4.12	$9,748	$9,250	$498	$7,418	$(6,954)

Taxable equivalent adjustment					$209	$164

_____________________________
(1)	Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated
on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale.

Back to Index

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

The provision for credit losses in the second quarter of 2006 was $365,000, compared to $638,000 in 2005. The allowance for credit losses as a percent of gross loans outstanding was 2.43% at June 30, 2006, 2.53% at December 31, 2005, and 1.10% at June 30, 2005. Annualized net credit losses, as a percent of average loans, was 0.42% and 0.06% for the quarters ended June 30, 2006 and 2005, respectively.

Noninterest Income and Expense

Noninterest income in the second quarter of 2006 was $1.31 million, compared to $1.82 million in the same period last year. Deposit service charges were $968,000 for the second quarter of 2006, compared to $964,000 in the second quarter of 2005. There were no gains or losses on sales of securities available for sale during the second quarter of 2006; however, sales of securities during the same period in 2005 resulted in a loss of $3,000. Noninterest income in the second quarter of 2006 included $199,000 in mortgage banking fees and $84,000 in investment service fees compared to revenues of $618,000 and $95,000, respectively, for the same period a year ago. The rising interest rate environment has dampened the demand for mortgage loans which resulted in a decline in fees associated with the generation of mortgage loans.

Noninterest expense for the second quarter of 2006 was $6.85 million, a 2.8% decline from the $7.05 million expense in the second quarter of 2005. Salaries and employee benefits increased $584,000 because of higher costs associated with additional headcount, the employment of individuals with increased educational background and experience, and the recognition of stock option expense during 2006, combined with higher insurance and retirement costs. Marketing expense was relatively flat in the second quarter 2006, compared to the same period a year ago, primarily because of increased efforts to centralize marketing efforts and improve the efficiency of those efforts. Other expense for the second quarters of 2006 and 2005 totaled $1.15 million and $1.89 million, respectively. The decline in other expenses is the result, primarily, of a strategic effort to reduce noninterest expenses and improve efficiency.

Provision for Income Taxes

The Company’s provision for income taxes totaled $1.25 million for the second quarter of 2006 and $1.08 million for the same period in 2005. The Company’s effective tax rate was 34.4% for the three-month period ended June 30, 2006, compared to 33.7% for the second quarter of 2005. The increase in the provision for 2006, compared to the prior year, results primarily from the increase in taxable income. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended June 30, 2006 and 2005.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Interest Income and Interest Expense

Total interest income was $35.91 million for the first six months of 2006, compared to $28.44 million for the same period a year ago. Average earning assets for the six months ended June 30, 2006 totaled $975.8 million, an increase of 12.0% over the average of $871.0 million for the same period a year ago. Interest income from loans was $31.57 million, up 22.7% from $25.73 million in the first six months of 2005. The increase in interest income was driven by an increase in average loans outstanding, combined with a rising interest rate environment. Average loans of $760.0 million were 5.9% higher than the $717.6 million last year. Interest income on investment securities totaled $4.19 million for the six months ended June 30, 2006, compared to $2.58 million for the same period a year ago. The average balance of the investment portfolio was $206.8 million for the six months ended June 30, 2006, a 40.0% increase from the average balance of $147.7 million for the prior year first six months. The increase in the investment portfolio resulted primarily from management’s efforts to achieve the desired balance among earning assets, combined with the utilization of the proceeds from the issuance of junior subordinated notes during the third quarter of 2005.

Total interest expense for the first six months of 2006 was $16.27 million, compared to $10.84 million from the same period last year, a 50.1% increase. Average interest bearing deposits increased 8.9%, to $737.9 million, from $677.3 for the first six months of 2005. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $114.3 million for the  first half of 2006 and $81.7 million for the same period in 2005. The Company primarily utilized the growth in deposits as funding sources to support balance sheet growth.

During the six months ended June 30, 2006, net interest income increased 11.6% over the same period a year ago, to $19.64 million. Net interest income benefited from strong growth in average earning assets which rose from $874.0 million for the first six months of 2005 to $975.8 million for the first six months of 2006, an 11.7% increase. The average yields on total interest earning assets for the same periods increased 86 basis points, from 6.64% to 7.50%. Average interest bearing liabilities for the first six months of 2006 increased 12.3%, to $852.1 million, from $759.0 million for the same period in 2005. The average cost of interest bearing liabilities for the same periods increased 97 basis points, from 2.88% to 3.85%. The net result was a decrease in the interest rate spread from 3.76% for the six months ended June 30, 2005, to 3.65% for the same period in 2006. Management anticipates continued increases in funding costs during the current year.

Back to Index

Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2006 and 2005

	Average Balance		Yield / Rate		Income / Expense		Increase	Change due to
Fully Taxable Equivalent - (Dollars in thousands)	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

Assets
Securities(1):
Taxable investment securities	$158,787	$109,169	4.07%	3.32%	$3,201	$1,799	$1,402	$(18,643)	$20,045
Tax-exempt investment securities	39,807	32,231	5.96	6.03	1,177	963	214	639	(425)
Other securities	8,173	6,319	5.16	4.56	209	143	66	0	0

Total securities	206,767	147,719	4.47	3.97	4,587	2,905	1,682	(18,004)	19,620
Other earning assets(2)	9,061	8,686	3.29	2.95	148	127	21	191	(170)
Loans and leases, net(3)(4)	759,988	717,586	8.38	7.23	31,571	25,732	5,839	55,721	(49,882)

Total earning assets	975,816	873,991	7.50	6.64	36,306	28,764	7,542	37,908	(30,432)

Non-earning assets	43,234	53,098

Total assets	$1,019,050	$927,089

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings deposits	$52,210	$52,795	0.32	0.19	84	51	33	(28)	61
Money market deposits	130,104	124,499	3.47	2.41	2,239	1,488	751	3,045	(2,294)
Time deposits	555,535	499,966	4.06	3.23	11,172	7,997	3,175	36,316	(33,141)

Total interest-bearing deposits	737,849	677,260	3.69	2.84	13,495	9,536	3,959	39,333	(35,374)
Short-term borrowings	13,509	21,784	3.67	2.23	246	241	5	(5,676)	5,681
Long-term debt	100,774	59,939	5.05	3.57	2,524	1,062	1,462	(24,860)	26,322

Total interest-bearing liabilities	852,132	758,983	3.85	2.88	16,265	10,839	5,426	8,797	(3,371)

Demand deposits	88,248	85,498
Other liabilities	10,118	11,117
Shareholders' equity	68,552	71,491

Total liabilities and
shareholders' equity	$1,019,050	$927,089
Average interest rate spread			3.65%	3.76%
Net yield on earning assets			4.14	4.14	$20,041	$17,925	$2,116	$29,111	$(27,061)

Taxable equivalent adjustment					$400	$327

(1)	Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated
on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale.

Back to Index

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

The provision for credit losses in the second quarter of 2006 was $1.1 million, compared to $1.3 million in 2005. The allowance for credit losses as a percent of gross loans outstanding was 2.43% at June 30, 2006, 2.53% at December 31, 2005, and 1.10% at June 30, 2005. Annualized net credit losses, as a percent of average loans, was 0.53% and 0.08% for the six months ended June 30, 2006 and 2005, respectively. Management anticipates the net charge-off ratio to continue at an elevated rate during the upcoming quarters.

Noninterest Income and Expense

Noninterest income in the first six months of 2006 was $2.64 million, compared to $3.95 million in the same period last year. Deposit service charges were $1.84 million for the six months ended June 30, 2006, compared to $1.79 million for the same period of 2005. There were no gains or losses on sales of securities available for sale during the first half of 2006; however, sales of securities during the same period in 2005 resulted in a loss of $5,000. Noninterest income in the first six months of 2006 included $441,000 in mortgage banking fees and $212,000 in investment service fees compared to revenues of $1.62 million and $233,000, respectively, for the same period a year ago. The rising interest rate environment has dampened the demand for mortgage loans which resulted in a decline in fees associated with the generation of mortgage loans.

Noninterest expense for the first six months of 2006 was $13.90 million, a 0.2% decrease compared to the $13.94 million expense in the first half of 2005. Salaries and employee benefits increased $1.27 million because of higher costs associated with additional headcount, the employment of individuals with increased educational background and experience, and the recognition of stock option expense during 2006, combined with higher insurance and retirement costs. Marketing expense decreased $65,000 in the first half 2006, compared to the same period a year ago, primarily because of increased efforts to centralize marketing efforts and improve the efficiency of those efforts. Other expense for the first six months of 2006 and 2005 totaled $2.41 million and $3.56 million, respectively. The decline in other expenses is the result, primarily, of a strategic effort to reduce noninterest expenses and improve efficiency.

Provision for Income Taxes

The Company’s provision for income taxes totaled $2.49 million for the first six months of 2006 and $2.12 million for the same period in 2005. The Company’s effective tax rates were 34.3% for the six-month period ended June 30, 2006, compared to 33.7% for the first six months of 2005. The increase in the provision for 2006, compared to the prior year, results primarily from the increase in taxable income. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the six months ended June 30, 2006 and 2005.

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

As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2006.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	Company	FNB Southeast

Total Capital	10.0%	8.0%	13.30%	13.00%
Tier 1 Capital	6.0	4.0	11.95	11.73
Leverage Capital	5.0	4.0	9.34	9.16

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

During the first six months of 2006, the Company had net cash used by operating activities of $485,000, compared to $6.9 million of net cash provided by operating activities in the first six months of 2005. This is primarily attributable to a decrease in other liabilities of $3.4 million for the first six months of 2006, compared to the $1.9 million increase during the same period of 2005. Other assets increased by $3.4 million for the period ended June 30, 2006, compared with an increase of $4.4 million for the same period of 2005. Also contributing to this variance was a $409,000 decrease in the warehouse line of credit in 2006, compared to a $3.2 million increase during the six months ended June 30, 2005.

Net cash used in investing activities in the first six months of 2006 totaled $8.3 million, a decrease of $103.4 million from the six months ended June 30, 2005. This decrease in cash used in investing activities is primarily attributable to a net decrease in loans outstanding of $5.3 million, compared to a net increase of $98.4 million during the first six months of 2005. Purchases of investment securities in the current year totaled $18.5 million and proceeds from sales, calls, or maturities of securities were $7.1 million. This compares to the first six months of 2005 when purchases of investment securities totaled $26.4 million and proceeds from sales, calls, or maturities of securities totaled $11.0 million, leading to net cash used in investment activities of $8.3 million. Purchases of premises and equipment used $2.5 million in 2006, compared to $1.1 million in 2005.

Back to Index

During the six months ended June 30, 2006, financing activities provided $20.3 million compared to $108.4 million during the same six months in 2005. This change in financing activities is based primarily on a $22.2 million rise in deposits during the first six months of 2005, compared to an $87.1 million rise in deposits and cash inflows from other borrowings of $20.0 million during the first six months of 2005.

Overall cash and cash equivalents totaled $38.7 million at June 30, 2006, compared to $27.1 million at December 31, 2005 and $27.7 million at June 30, 2005.

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

The Company also has unsecured overnight borrowing lines available through five financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each Federal funds line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company has also established a wholesale repurchase agreement with a regional brokerage firm. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

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

The Company has not experienced any substantive changes in portfolio risk during the six months ended June 30, 2006.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, the Company’s CEO, CFO, and CAO each concluded that as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, the Company did not maintain effective disclosure controls and procedures.

Changes in internal control over financial reporting

Back to Index

As of the end of the period covered by this report, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting relating to the allowance for credit losses.

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Index

Stock Repurchase Program - Approved July 2004
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Cumulative Number of Shares Purchased	(d) Maximum Number of Shares that May Yet Be Purchased
April 1, 2006 to April 30, 2006	-	-	143,338	200,567

May 1, 2006 to May 31, 2006	65,515	$15.11	208,853	135,052

June 1, 2006 to June 30, 2006	15,362	$15.10	224,215	119,690

Total	80,877	$15.11

Item 3.                    Defaults Upon Senior Securities

Not Applicable.

Item 4.                    Submission of Matters to a Vote of Security Holders

On May 18, 2006, at the Annual Meeting of the Company’s shareholders, the following proposals were voted on by shareholders:

Proposal

To elect three persons who will serve as members of the Board of Directors until the 2009 annual meeting of shareholders or until their successors are duly elected and qualified:

Nominee	For	Withheld
Alex A. Diffey, Jr.	5,308,629	168,395
C. Arnold Britt	5,179,764	297,259
Barry Z. Dodson	5,179,384	297,640

Back to Index

The following directors remain in office: Gary G. Blosser, Joseph H. Kinnarney, Kenan C. Wright, Pressley A. Ridgill, Robbie Perkins, and E. Reid Teague.

Proposal

To ratify the appointment of Dixon Hughes, PLLC (“Dixon Hughes”) as the Corporation’s independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain
5,330,162	95,545	51,317

Proposal

To approve the FNB Financial Services Corporation Long-Term Stock Incentive Plan:

For	Against	Abstain
2,603,203	1,170,605	378,953

Item 5.                   Other Information

None.

Item 6.                    Exhibits

Exhibit No.	Description

3.01 (1)	Amended and Restated Articles of Incorporation.
3.02 (1)	Bylaws of Company, as amended.
4.01 (2)	Specimen Common Stock Certificate.
4.02 (14)	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.03 (14)	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.04 (14)	Indenture, regarding Trust Preferred Securities, dated August 23, 2005.
10.01 (3)	Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
10.02 (4)	Omnibus Equity Compensation Plan of the Registrant.
10.03 (5)	Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04 (6)	Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05 (7)	Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.06 (1)	Change of Control Severance Plan
10.07 (8)	Benefit Equivalency Plan of the Registrant effective January 1, 1994.
10.08 (8)	Long Term Incentive Plan of the Registrant.
10.09 (10)	Long Term Incentive Plan of the Registrant for certain senior management employees.
10.10 (8)	Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.
10.11 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
10.12 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.

Back to Index

10.13 (9)	Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
10.14 (11)	Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
10.15 (9)	Split-Dollar Agreement, dated March 20, 1998, between the Registrant and Ernest J. Sewell.
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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB FINANCIAL SERVICES CORPORATION
(Registrant)

August 9, 2006	/s/ K. Dwight Willoughby
K. Dwight Willoughby
(Senior Vice President, Chief Accounting Officer, and Controller)

Back to Index