Form 10-Q
period 2006-09-30
FNB FINANCIAL SERVICES CORP
filed 2006-11-07
CIK 742679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2006

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

At October 31, 2006, 7,043,495 shares of the registrant's common stock, $1.00 stated value, were outstanding.

FNB FINANCIAL SERVICES CORPORATION

FORM 10-Q

INDEX

				Page
PART	I		FINANCIAL INFORMATION
Item	1		Financial Statements
			Consolidated Balance Sheets September 30, 2006 and December 31, 2005	3
			Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005	4
			Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5
			Notes to Consolidated Financial Statements	6
Item	2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item	3		Quantitative and Qualitative Disclosures About Market Risk	20
Item	4		Controls and Procedures	21
PART	II		OTHER INFORMATION
Item	1		Legal Proceedings	22
Item	1	A	Risk Factors	22
Item	2		Unregistered Sales of Equity Securities and Use of Proceeds	22
Item	3		Defaults Upon Senior Securities	22
Item	4		Submission of Matters to a Vote of Security Holders	22
Item	5		Other Information	22
Item	6		Exhibits	22

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	September 30, 2006 (Unaudited)	December 31, 2005 *
ASSETS

Cash and due from banks	$23,642	$27,148
Federal funds sold	13,336	-
Investment securities:
Securities available for sale	212,075	195,926
Federal Home Loan Bank and Federal Reserve Bank Stock	6,566	5,964
Loans, net of allowance for credit losses of $15,656 at
September 30, 2006 and $19,142 at December 31, 2005	706,838	738,825
Premises and equipment, net	18,775	14,307
Accrued income and other assets	32,439	25,236

Total assets	$1,013,671	$1,007,406

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$89,204	$92,884
Interest bearing	744,924	731,747
Total deposits	834,128	824,631

Short-term borrowings	4,705	7,305
Long-term debt	90,774	100,774
Accrued expenses and other liabilities	10,911	7,462

Total liabilities	940,518	940,172

Shareholders’ Equity:
Preferred stock no stated value; authorized 10,000,000 shares;
none issued	-	-
Common stock, $1.00 stated value; authorized 75,000,000
shares; outstanding 7,077,691 at September 30, 2006
and 7,038,110 at December 31, 2005	7,078	7,038
Paid-in capital	22,559	21,957
Retained earnings	45,393	40,483
Accumulated other comprehensive loss	(1,877)	(2,245)

Total shareholders’ equity	73,153	67,233

Total liabilities and shareholders’ equity	$1,013,671	$1,007,406

See notes to unaudited consolidated financial statements.
* Derived from audited consolidated financial statements.

Index

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$15,972	$14,917	$47,543	$40,649
Federal funds sold and overnight deposits	324	95	472	222
Investment securities
Taxable	1,624	1,099	4,825	2,898
Tax exempt	469	319	1,246	957
Other	183	62	392	205

Total interest income	18,572	16,492	54,478	44,931

Interest expense
Deposits	7,772	5,841	21,267	15,378
Short-term borrowings	42	92	288	332
Long-term debt	1,371	757	3,895	1,819

Total interest expense	9,185	6,690	25,450	17,529

Net interest income	9,387	9,802	29,028	27,402
Provision for credit losses	-	1,187	1,120	2,505

Net interest income after provision for credit losses	9,387	8,615	27,908	24,897

Noninterest income
Service charges on deposit accounts	1,001	1,035	2,842	2,823
Net gain on sale of securities	-	5	-	-
Income from investment services	108	83	320	316
Mortgage banking fees	187	552	628	2,175
Other noninterest income	110	59	259	373

Total noninterest income	1,406	1,734	4,049	5,687

Noninterest expense
Salaries and employee benefits	4,126	3,844	12,291	10,740
Occupancy	465	427	1,261	1,223
Furniture and equipment	757	727	2,286	2,274
Telecommunications	280	169	601	480
Marketing	217	304	634	787
Printing and supplies	131	136	401	483
Other noninterest expense	1,329	1,386	3,734	4,943

Total noninterest expense	7,305	6,993	21,208	20,930

Income before provision for income taxes	3,488	3,356	10,749	9,654
Provision for income taxes	1,163	1,138	3,656	3,257

Net income	2,325	2,218	7,093	6,397
Other comprehensive income (loss)	1,923	(486)	368	(855)
Comprehensive income	$4,248	$1,732	$7,461	$5,542
Per share data
Net income, basic	$0.33	$0.32	$1.01	$0.92
Net income, diluted	$0.32	$0.31	$0.98	$0.89
Cash dividends	$0.12	$0.11	$0.36	$0.33
Weighted average shares outstanding, basic	7,053,509	7,003,950	7,056,288	6,984,342
Weighted average shares outstanding, diluted	7,217,525	7,200,423	7,230,842	7,210,542

See notes to unaudited consolidated financial statements.

Index

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$7,093	$6,397
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, accretion, and amortization	776	915
Provision for credit losses	1,120	2,505
Stock based compensation expense	353	-
Realized loss on disposal of premises and equipment	95	668
Realized (gain) loss on disposal of other real estate	7	(164)
Changes in assets and liabilities:
Increase in other assets	(7,625)	(155)
Increase in other liabilities	3,092	5,699
Net cash provided by operating activities	4,911	15,865

Cash flows from investing activities:
Proceeds from sales, maturities, or calls of securities available for sale	13,792	19,797
Purchase of securities available for sale	(29,326)	(57,374)
Purchase of premises and equipment	(5,800)	(1,546)
Proceeds from disposal of premises and equipment	7	110
Proceeds from sale of other real estate owned	494	2,163
(Increase) decrease in other real estate owned	(107)	-
Net (increase) decrease in loans	30,858	(106,007)
Net cash provided by (used in) investing activities	9,918	(142,857)

Cash flows from financing activities:
Net increase in deposits	9,497	105,544
Net increase (decrease) in long-term debt	(10,000)	45,774
Net decrease in short-term borrowings	(2,601)	(14,298)
Excess tax benefits from share-based arrangements	762	-
Repurchase of common stock	(1,222)	(803)
Proceeds from issuance of common stock	1,102	1,312
Cash dividends paid	(2,537)	(2,328)
Net cash provided by (used in) financing activities	(4,999)	135,201

Net increase in cash and cash equivalents	9,830	8,209
Cash and cash equivalents, January 1	27,148	24,246

Cash and cash equivalents, September 30	$36,978	$32,455

See notes to unaudited consolidated financial statements.

Index

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of presentation

The accompanying unaudited consolidated financial statements of FNB Financial Services Corporation (the “Company” or “FNB”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in FNB Financial Services Corporation’s 2005 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.	Per share data

Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted average number of shares
used in basic EPS	7,053,509	7,003,950	7,056,288	6,984,342
Effect of dilutive stock options	164,016	196,473	174,554	226,200

Weighted average number of common
shares and dilutive potential common
shares used in dilutive EPS	7,217,525	7,200,423	7,230,842	7,210,542

For the three-month periods ended September 30, 2006 and 2005, there were 605,248 and 125,625 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods. For the nine-month periods ended September 30, 2006 and 2005, there were 618,403 and 125,625 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was approximately $353,000 and $0 for the nine-month periods ended September 30, 2006 and 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $120,000 and $0 for the nine-month periods ended September 30, 2006 and 2005, respectively.

In May 1997, the Company implemented the Omnibus Equity Compensation Plan (the “1997 Plan”). The 1997 Plan authorizes the Board of Directors to grant nonqualified stock options to directors, executives, and key employees of the Company. Options granted under the 1997 Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the 1997 Plan must be granted at a price not less than the fair market value at the date of grant. If an award grant is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the plan. As of September 30, 2006, substantially all options authorized under the 1997 Plan have been granted and no further grants are expected.

In September 2006, the Company implemented the Long Term Stock Incentive Plan (the “2006 Plan”). The 2006 Plan authorizes the Board of Directors to grant up to 500,000 nonqualified stock options to directors, executives, and key employees of the Company. Options granted under the 2006 Plan have substantially the same terms as those granted under the 1997 Plan. As of September 30, 2006, no options have been granted under the 2006 Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted for the nine month period ended September 30, 2006. The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s stock based upon the previous three years of trading history. The expected life of the options is based upon the average life of previously granted stock options. The expected dividend yield is based upon current yield on date of grant. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended September 30, 2005.

Nine Months Ended
September 30, 2005

Dividend yield	2.29%
Risk-free interest rate	3.94% - 4.47%
Volatility	0.18
Expected life	7.0 years

A summary of option activity under the stock option plans as of September 30, 2006, and changes during the nine month period ended September 30, 2006 are presented in the accompanying table:

Index

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,134,471	$13.61

Exercised	(121,159)	9.10

Cancelled	-	-

Forfeited	(76,860)	15.46

Granted	-	-

Outstanding at September 30, 2006	936,452	$14.04	5.94 years	$1,711,758

Exercisable at September 30, 2006	533,098	$12.40	4.10 years	$1,563,830

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at September 30, 2006:

Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$7.04 - $8.01	81,442	$7.58	3.46	81,442	$7.58
$8.28 - $14.52	249,762	10.00	4.92	211,078	9.87
$15.31 - $16.16	259,759	15.96	4.11	203,659	15.97
$16.32 - $18.11	346,290	17.04	8.64	36,919	17.77

	936,452	$14.04	5.94	533,098	$12.40

For the nine months ended September 30, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $707,000 and $1,177,000. The fair value of options vested during the periods was approximately $353,000 and $259,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the nine month period ended September 30, 2006 was $1,102,000. The actual benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $240,000 for the nine months ended September 30, 2006.

As of September 30, 2006, there was $850,471 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted average period of 1.13 years.

The adoption of SFAS No. 123(r) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase / (decrease)) of the adoption of SFAS No. 123(r) is as follows:

Index

Income before income tax expense	$(353,000)
Net income	$(280,000)

Cash flow from operating activities	$(240,000)
Cash flow provided by financing activities	$240,000

Basic earnings per share	$(0.04)
Diluted earnings per share	$(0.04)

The following illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the three and nine month periods ended September 30, 2005:

(Dollars in thousands, except per share data)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$2,218	$6,397
Less: Stock based compensation as calculated per fair value method, net of tax effect	(92)	(275)
Proforma net income	$2,126	$6,122
Earnings per share:
Basic - as reported	$0.32	$0.92
Basic - proforma	$0.30	$0.88
Diluted - as reported	$0.31	$0.89
Diluted - proforma	$0.30	$0.85

4.	Loans

Loan Category:
(Dollars in thousands)	September 30, 2006	December 31, 2005

Real estate - commercial	$176,262	$177,986
Real estate - residential	122,696	142,305
Real estate - construction	231,343	213,506
Commercial, financial and agricultural	59,207	77,007
Consumer	132,986	147,163

Gross Loans	$722,494	$757,967

Index

Rollforward - allowance for credit losses:
	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005

Balance, beginning of period	$19,142	$7,353

Charge-offs	4,963	771
Recoveries	(357)	(246)

Net charge-offs	4,606	525

Provision for credit losses	1,120	2,505

Balance, end of period	$15,656	$9,333

Annualized net charge-offs during the
period to average loans outstanding
during the period	0.82%	0.10%

Allowance for credit losses to
period end loans	2.17%	1.21%

Nonperforming assets:
(Dollars in thousands)	September 30, 2006	December 31, 2005

Nonaccrual	$14,498	$10,356
Past due 90 days or more and still accruing interest	-	30
Other real estate	1,786	1,483
Renegotiated troubled debt	378	-

5.	Employee benefit plans

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Service cost	$191	$174	$573	$521
Interest cost	122	109	366	326
Expected return on plan assets	(137)	(131)	(411)	(393)
Amortization of prior service cost	39	5	117	15
Net periodic pension cost	$215	$157	$645	$469

For the 2006 Plan Year, a maximum tax-deductible contribution of $1,001,748 is allowed.

Index

6.	Shareholders’ equity

The balances in FNB’s shareholders’ equity accounts totaled $73,153,000 at September 30, 2006, compared to $67,233,000 at December 31, 2005, an increase of $5,920,000. The exercise of stock options in those years produced additions of $121,000 and $981,000 respectively, in common stock and paid-in capital. The income tax benefit related to the exercise of stock options increased paid-in capital by $762,000. Retained earnings experienced a net increase of $4,910,000 during the first nine months of 2006. The increase is primarily attributed to net income year to date through September 30, 2006 of $7,093,000, partially offset by an outflow of $2,537,000 in dividends paid to shareholders. Accumulated other comprehensive gains for the first nine months of 2006 amounted to $368,000, compared to losses of $855,000 for the same period a year ago.

7.	Memorandum of Understanding

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”) and the Office of the North Carolina Commissioner of Banks (the “Commissioner”). The MOU generally requires:

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

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the MOU is terminated or such earlier time as the Reserve Bank and the Commissioner state that such expansion is no longer discouraged. The Company and the Bank have taken prompt and aggressive actions to address the elements of the MOU in a complete and timely manner.

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

Index

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Office of the North Carolina Commissioner of Banks (the “Commissioner”). The MOU generally requires (in a number of instances the Boards of the Company and the Bank had undertaken the required action in advance of the MOU):
▪
The creation of a Compliance Committee by the Boards of Directors of the Company and the Bank to oversee compliance by the Company and the Bank with the MOU. This committee was established in February 2006.

▪
The engagement of an independent consultant to advise the Boards on the characteristics, composition, and structure of the Boards and the structure and composition of management. An independent consultant was engaged to perform these functions by the Boards in November 2005.

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

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, the Bank will defer pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching until the MOU is terminated or such earlier time as the Reserve Bank and the Commissioner state that such expansion is no longer discouraged.

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

Executive Summary

FNB Financial Services Corporation (the “Company”) is a North Carolina bank holding company. The Company’s wholly owned subsidiary, FNB Southeast (the “Bank”), is a North Carolina chartered commercial bank. As of September 30, 2006, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia. On October 10, 2006, the Company opened its newest bank branch and Coastal Headquarters in Wilmington, NC. The bank and regional offices occupy 6,700 square feet in a new building called the FNB Southeast Center, located across from Mayfaire Town Center in Wilmington. The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.

Assets at September 30, 2006 were $1.01 billion, an increase of $6.3 million since December 31, 2005. A $16.8 million increase in net investments, combined with a $13.3 million increase in federal funds sold, was offset by a $35.5 million decrease in loans. Over the past nine months, interest-bearing deposits

Index

increased $13.2 million due to promotional campaigns, while noninterest-bearing deposits declined $3.7 million, resulting in a 1.2% net increase in total deposits for the period. The Company’s third quarter earnings were $2.33 million in 2006 and $2.22 million in 2005. Earnings per diluted share were $0.32 for the third quarter of 2006, compared to $0.31 for the same period in 2005.

Financial Condition

Since December 31, 2005, the Company’s assets have increased $6.3 million, to $1.01 billion at September 30, 2006. The principal factors impacting this overall increase during the first nine months of 2006 were a $16.8 million increase in net investments, combined with a $13.3 million increase in federal funds sold, offset by a $35.5 million decrease in net loans. Loans at September 30, 2006 totaled $722.5 million, compared to $758.0 million at yearend 2005, a decrease of 4.7%. This decline in the loan portfolio was primarily a result of management’s focus being shifted from new loan production to reviewing the quality of the existing portfolio in connection with the MOU. Investment securities of $218.6 million at September 30, 2006 were 8.3% higher than the $201.9 million balance at December 31, 2005.

Deposits totaled $834.1 million at September 30, 2006, compared to $824.6 million at December 31, 2005. At the end of the third quarter 2006, noninterest-bearing deposits were $89.2 million, or 10.7%, of total deposits. Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $65.0 million at September 30, 2006 compared to $75.0 million at December 31, 2005. Federal funds purchased and retail repurchase agreements totaled $4.7 million at September 30, 2006 and $7.3 million at December 31, 2005. Trust preferred securities of $25.8 million were outstanding at September 30, 2006 and December 31, 2005.

Shareholders’ equity remains strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity increased to $73.2 million at the end of the third quarter 2006, compared to $67.2 million at December 31, 2005. The Company paid dividends of $0.12 per share during the quarter ended September 30, 2006, a 9.1% increase over the $0.11 per share dividend rate for the third quarter of 2005.

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

The allowance for credit losses was 2.17% of outstanding loans at September 30, 2006, 2.53% at December 31, 2005, and 1.21% at September 30, 2005. For the third quarter of 2006, there were no provision charges against earnings, compared to $1.2 million in the third quarter of 2005. Net charge-offs for the third quarter of 2006 totaled $2.6 million, or a 1.40% annualized loss ratio based on average loans outstanding. This is an increase from the net charge-offs for the third quarter of 2005 totaling $422,000, or 0.22% annualized loss ratio. During the fourth quarter of 2005 the Bank recorded provisions totaling $13.6 million related to loans which were downgraded for credit risk. The higher level of charge-offs during the third quarter of 2006 resulted primarily from the charge-off of a portion of these loans. Management anticipates continued charge-offs of such loans in upcoming quarters, thereby resulting in charge-off ratios higher than prior years.

Nonperforming loans totaled $14.5 million at September 30, 2006, compared to $10.4 million at yearend 2005 and $4.1 million at September 30, 2005. The increase in nonperforming loans occurred primarily as a result of loans that were considered impaired at yearend moving into a nonaccrual status at September 30, 2006. Other real estate owned (“OREO”) was $1.8 million at September 30, 2006, $1.5

Index

million at December 31, 2005, and $1.5 million at September 30, 2005. Approximately $697,000 has been transferred from loans into OREO and approximately $500,000 of such assets was disposed of during the first nine months of 2006. A net loss of $7,000 has been recorded on disposition of OREO in the current year, compared to $164,000 in net gains on disposition for the same period a year ago. The Company had no write downs in the first nine months of 2006, compared to $619,000 in OREO write downs during the first nine months of 2005.

Total nonperforming assets (comprised of nonperforming loans and OREO) increased to $16.3 million, or 1.6% of total assets, at September 30, 2006, from $11.9 million, or 1.2% of total assets, at December 31, 2005 and $5.6 million, or 0.55% of total assets, a year ago.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Interest Income and Interest Expense

Total interest income was $18.6 million for the third quarter of 2006, compared to $16.5 million for the same period a year ago. Average earning assets for the current quarter were $976.8 million, an increase of 4.0% over the third quarter average of $939.5 million a year ago. Interest income from loans was $16.0 million, up 7.1% from $14.9 million in the third quarter of 2005. The increase in interest income was driven by a rising interest rate environment, partially offset by a decrease in average loans outstanding. Average loans of $736.4 million were 4.1% lower than the $767.5 million last year. Interest income on investment securities totaled $2.28 million for the three months ended September 30, 2006, compared to $1.48 million for the third quarter of 2005. The average balance of the investment portfolio was $221.9 million for the quarter ended September 30, 2006, a 30.8% increase from the average balance of $162.8 million for the third quarter of the prior year.

Third quarter total interest expense was $9.19 million, compared to $6.69 million from the third quarter of last year, a 37.3% increase. Average interest bearing deposits increased 3.5%, to $755.2 million, from $729.7 million for the third quarter of 2005. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $104.3 million for the third quarter of 2006 and $70.6 million for the same period in 2005. The Company primarily utilized the growth in deposits as funding sources to support balance sheet growth.

During the three months ended September 30, 2006, net interest income decreased to $9.39 million, or 4.2%, over the same period a year ago. Net interest income was impacted by a significant increase in the average cost of interest bearing liabilities, which rose 101 basis points from 3.23% in 2005 to 4.24% for the third quarter of 2006. The average yields on total interest earning assets for the same periods increased 58 basis points, from 7.03% to 7.61%. Average interest bearing liabilities for the third quarter of 2006 increased 4.6%, to $859.5 million, from $821.4 million for the third quarter of 2005, while average earning assets increased 4.0%, to $976.8 million, from $939.5 million in the comparable periods. The net result was a decrease in the interest rate spread from 3.80% for the three months ended September 30, 2005 to 3.37% for the same period in 2006. Management anticipates continued increases in funding costs, and related declines in net interest margins, during the current year.

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2006 and 2005
	Average Balance		Yield / Rate		Income / Expense		Increase	Change due to
Fully Taxable Equivalent - (Dollars in thousands)	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Securities(1):
Taxable investment securities	$156,634	$122,976	4.11%	3.55%	$1,624	$1,099	$525	$(6,761)	$7,286
Tax-exempt investment securities	47,139	32,941	5.26	5.82	625	483	142	2,325	(2,183)
Other securities	9,111	6,843	7.97	3.59	183	62	121	1,624	(1,503)
Total securities	212,884	162,760	4.53	4.01	2,432	1,644	788	(2,812)	3,600
Other earning assets(2)	27,548	9,174	4.67	4.11	324	95	229	(1,074)	1,303
Loans and leases, net(3)(4)	736,365	767,524	8.61	7.71	15,972	14,917	1,055	(21,188)	22,243
Total earning assets	976,797	939,458	7.61	7.03	18,728	16,656	2,072	(25,074)	27,146
Non-earning assets	54,567	56,816
Total assets	$1,031,364	$996,274
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings deposits	$51,614	$50,860	0.41	0.25	53	32	21	24	(3)
Money market deposits	108,078	170,607	4.10	3.04	1,116	1,307	(191)	(23,167)	22,976
Time deposits	595,530	508,273	4.40	3.51	6,603	4,503	2,100	31,936	(29,836)
Total interest-bearing deposits	755,222	729,740	4.08	3.18	7,772	5,842	1,930	8,793	(6,863)
Short-term borrowings	6,089	16,919	2.74	0.68	42	29	13	(3,477)	3,490
Long-term debt	98,165	74,710	5.54	4.35	1,371	819	552	(9,417)	9,969
Total interest-bearing liabilities	859,476	821,369	4.24	3.23	9,185	6,690	2,495	(4,101)	6,596
Demand deposits	86,741	87,335
Other liabilities	13,618	13,978
Shareholders' equity	71,529	73,592
Total liabilities and
shareholders' equity	$1,031,364	$996,274
Average interest rate spread			3.37%	3.80%
Net yield on earning assets			3.91	4.21	$9,543	$9,966	$(423)	$(20,973)	$20,550
Taxable equivalent adjustment					$156	$164
_______________________
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

There was no provision for credit losses in the third quarter of 2006, compared to a $1.2 million provision recorded for the same period in 2005. The allowance for credit losses as a percent of gross loans outstanding was 2.17% at September 30, 2006, 2.53% at December 31, 2005, and 1.21% at September 30, 2005. Annualized net credit losses, as a percent of average loans, was 1.40% and 0.22% for the quarters ended September 30, 2006 and 2005, respectively.

Noninterest Income and Expense

Noninterest income in the third quarter of 2006 was $1.41 million, compared to $1.73 million in the same period last year. Deposit service charges were $1.00 million for the third quarter of 2006, compared to $1.04 million in the third quarter of 2005. There were no net gains or losses on sales of securities available for sale during the third quarter of 2006; however, sales of securities during the same period in 2005 resulted in a net gain of $4,800. Noninterest income in the third quarter of 2006 included $187,000 in mortgage banking fees and $108,000 in investment service fees compared to revenues of $552,000 and $83,000, respectively, for the same period a year ago. The rising interest rate environment has dampened the demand for mortgage loans which resulted in a decline in fees associated with the generation of mortgage loans.

Noninterest expense for the third quarter of 2006 was $7.31 million, a 4.5% increase from the $6.99 million expense in the third quarter of 2005. Salaries and employee benefits increased $282,000 because of higher costs associated with additional headcount, the employment of individuals with increased educational background and experience, and the recognition of stock option expense during 2006, combined with higher insurance and retirement costs. Marketing expense declined by $87,000 in the third quarter 2006, compared to the same period a year ago, primarily because of expenses in 2005 associated with campaigns designed to increase deposits. Other expense for the third quarters of 2006 and 2005 totaled $1.33 million and $1.39 million, respectively. The decline in other expenses is the result, primarily, of a strategic effort to reduce noninterest expenses and to improve efficiency.

Provision for Income Taxes

The Company’s provision for income taxes totaled $1.16 million for the third quarter of 2006 and $1.14 million for the same period in 2005. The Company’s effective tax rate was 33.3% for the three-month period ended September 30, 2006, compared to 33.9% for the third quarter of 2005. The increase in the provision for 2006, compared to the prior year, results primarily from the increase in taxable income. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the quarters ended September 30, 2006 and 2005.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Interest Income and Interest Expense

Total interest income was $54.48 million for the first nine months of 2006, compared to $44.93 million for the same period a year ago. Average earning assets for the nine months ended September 30, 2006 totaled $976.1 million, an increase of 9.0% over the average of $895.2 million for the same period a year ago. Interest income from loans was $47.54 million, up 17.0% from $40.65 million in the first nine months of 2005. The increase in interest income was driven by an increase in average loans outstanding, combined with a rising interest rate environment. Average loans of $752.0 million were 2.7% higher than the $732.4 million last year. Interest income on investment securities totaled $6.46 million for the nine months ended September 30, 2006, compared to $4.06 million for the same period a year ago. The average balance of the investment portfolio was $208.8 million for the nine months ended September 30, 2006, a 36.7% increase from the average balance of $152.8 million for the prior year first nine months.

Total interest expense for the first nine months of 2006 was $25.45 million, compared to $17.53 million from the same period last year, a 45.2% increase. Average interest bearing deposits increased 7.0%, to $743.7 million, from $694.9 million for the first nine months of 2005. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $110.9 million for the first nine months of 2006 and $72.6 million for the same period in 2005. The Company primarily utilized the growth in deposits as funding sources to support balance sheet growth.

Index

During the nine months ended September 30, 2006, net interest income increased 5.9% over the same period a year ago, to $29.03 million. Net interest income benefited from strong growth in average earning assets which rose from $895.2 million for the first nine months of 2005 to $976.1 million for the first nine months of 2006, a 9.0% increase. The average yields on total interest earning assets for the same periods increased 74 basis points, from 6.78% to 7.52%. Average interest bearing liabilities for the first nine months of 2006 increased 9.6%, to $854.6 million, from $780.0 million for the same period in 2005. The average cost of interest bearing liabilities for the same periods increased 98 basis points, from 3.00% to 3.98%. The net result was a decrease in the interest rate spread from 3.78% for the nine months ended September 30, 2005, to 3.54% for the same period in 2006. Management anticipates continued increases in funding costs, and related declines in net interest margins, during the current year.

Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2006 and 2005

	Average Balance		Yield / Rate		Income / Expense		Increase	Change due to
Fully Taxable Equivalent - (Dollars in thousands)	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume
Assets
Securities(1):
Taxable investment securities	$158,061	$113,821	4.08%	3.40%	$4,825	$2,898	$1,927	$(25,079)	$27,006
Tax-exempt investment securities	42,278	32,470	5.28	5.97	1,670	1,450	220	7,412	(7,192)
Other securities	8,489	6,487	6.17	5.97	392	205	187	3,189	(3,002)

Total securities	208,828	152,778	4.41	3.98	6,887	4,553	2,334	(14,478)	16,812
Other earning assets(2)	15,291	9,963	4.13	2.98	472	222	250	(4,370)	4,620
Loans and leases, net(3)(4)	752,027	732,426	8.45	7.42	47,543	40,649	6,894	38,489	(31,595)
Total earning assets	976,146	895,167	7.52	6.78	54,902	45,424	9,478	19,641	(10,163)
Non-earning assets	47,074	55,239
Total assets	$1,023,220	$950,406
Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings deposits	$52,009	$52,142	0.35	0.21	137	83	54	(11)	65
Money market deposits	122,681	140,037	3.66	2.67	3,355	2,795	560	(15,793)	16,353
Time deposits	569,013	502,766	4.18	3.32	17,775	12,500	5,275	67,682	(62,407)
Total interest-bearing deposits	743,703	694,945	3.82	2.96	21,267	15,378	5,889	51,878	(45,989)
Short-term borrowings	11,009	20,143	3.50	2.73	288	411	(123)	(8,538)	8,415
Long-term debt	99,895	64,919	5.21	3.58	3,895	1,740	2,155	(41,010)	43,165
Total interest-bearing liabilities	854,607	780,007	3.98	3.00	25,450	17,529	7,921	2,330	5,591
Demand deposits	87,741	84,257
Other liabilities	11,639	13,943
Shareholders' equity	69,233	72,199
Total liabilities and
shareholders' equity	$1,023,220	$950,406
Average interest rate spread			3.54%	3.78%
Net yield on earning assets			4.06	4.16	$29,452	$27,895	$1,557	$17,311	$(15,754)
Taxable equivalent adjustment					$424	$493

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

The provision for credit losses in the first nine months of 2006 was $1.1 million, compared to a provision of $2.5 million recorded in 2005. The allowance for credit losses as a percent of gross loans outstanding was 2.17% at September 30, 2006, 2.53% at December 31, 2005, and 1.21% at September 30, 2005. Annualized net credit losses, as a percent of average loans, was 0.82% and 0.13% for the nine months ended September 30, 2006 and 2005, respectively. Management anticipates the net charge-off ratio to continue at an elevated rate during the upcoming quarters.

Noninterest Income and Expense

Noninterest income in the first nine months of 2006 was $4.05 million, compared to $5.69 million in the same period last year. Deposit service charges were $2.84 million for the nine months ended September 30, 2006, compared to $2.82 million for the same period of 2005. There were no net gains or losses on sales of securities available for sale during the first nine months of 2006 and 2005. Noninterest income in the first nine months of 2006 included $628,000 in mortgage banking fees and $320,000 in investment service fees compared to revenues of $2.18 million and $316,000, respectively, for the same period a year ago. The rising interest rate environment has dampened the demand for mortgage loans which resulted in a decline in fees associated with the generation of mortgage loans.

Noninterest expense for the first nine months of 2006 was $21.21 million, a 1.3% increase compared to the $20.93 million expense in the comparable period of 2005. Salaries and employee benefits increased $1.55 million because of higher costs associated with additional headcount, the employment of individuals with increased educational background and experience, and the recognition of stock option expense during 2006, combined with higher insurance and retirement costs. Marketing expense decreased $153,000 in the first nine months of 2006, compared to the same period a year ago, primarily because of increased efforts to centralize marketing expenditures and improve the efficiency of those efforts. Other expense for the first nine months of 2006 and 2005 totaled $3.73 million and $4.94 million, respectively. The decline in other expenses is the result, primarily, of a strategic effort to reduce noninterest expense and improve efficiency.

Index

Provision for Income Taxes
The Company’s provision for income taxes totaled $3.66 million for the first nine months of 2006 and $3.26 million for the same period in 2005. The Company’s effective tax rates were 34.0% for the nine-month period ended September 30, 2006, compared to 33.7% for the first nine months of 2005. The increase in the provision for 2006, compared to the prior year, results primarily from the increase in taxable income. Overall, the effective tax rate is attributable to the current expense required to provide an adequate provision for income taxes for the nine months ended September 30, 2006 and 2005.

Capital Resources

Banks and financial holding companies, as regulated institutions, must meet required levels of capital. The Commissioner and the Federal Reserve, which are the primary regulatory agencies for the Bank and the Company, respectively, have adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2006.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	Company	FNB Southeast

Total Capital	10.0%	8.0%	13.75%	13.36%
Tier 1 Capital	6.0	4.0	12.49	12.10
Leverage Capital	5.0	4.0	9.55	9.25

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

During the first nine months of 2006, the Company had net cash provided by operating activities of $4.9 million, compared to $15.9 million of net cash provided by operating activities in the first nine months of 2005. This is primarily attributable to a $3.1 million increase other liabilities in 2006, compared to a $5.7 million increase during the nine months ended September 30, 2005. Also contributing to this variance was an increase in other assets of $7.6 million for the first nine months of 2006, compared to the $0.2 million increase during the same period of 2005.

Net cash provided by investing activities in the first nine months of 2006 totaled $9.9 million, compared to net cash used by investing activities of $142.9 million from the nine months ended September 30, 2005. This change is primarily attributable to a net decrease in loans outstanding of $30.9 million in 2006, compared to a net increase of $106.0 million during the first nine months of 2005. Purchases of investment securities in the current year totaled $29.3 million and proceeds from sales, calls, or maturities of securities were $13.8 million. This compares to the first nine months of 2005 when purchases of investment securities totaled $57.4 million and proceeds from sales, calls, or maturities of securities totaled $19.8 million. Purchases of premises and equipment used $5.8 million in 2006, compared to $1.5 million in 2005.

During the nine months ended September 30, 2006, cash used by financing activities totaled $5.0 million, compared to cash provided by financing activities of $135.2 million during the same nine months in 2005. This change in financing activities is based primarily on a $12.6 million cash outflow from short

Index

and long-term borrowings, partially offset by a $9.5 million rise in deposits, during the first nine months of 2006, compared to a $105.5 million rise in deposits and cash inflows from short and long term borrowings of $31.5 million during the first nine months of 2005.

Overall cash and cash equivalents totaled $37.0 million at September 30, 2006, compared to $27.1 million at December 31, 2005 and $32.5 million at September 30, 2005.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial position at December 31, 2006.

Index

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company will be required to adopt the provisions of SAB No. 108 effective December 31, 2006. The Company does not expect the adoption of  SAB No. 108 to have a material effect on its financial position at December 31, 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 will be effective for the beginning of the Company’s 2007 fiscal year, with adoption treated as a cumulative-effect-type adjustment to retained earnings as of the beginning of 2007. Although the Company’s analysis of the effect of FIN 48 has not been completed, the Company does not anticipate recording any material adjustment as a result of adopting this Interpretation.

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

The Company has not experienced any substantive changes in portfolio risk or market risk during the nine months ended September 30, 2006.

Index

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the Company’s CEO, CFO, and CAO each concluded that as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, the Company did maintain effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed in Management’s Report on Internal Control over Financial Reporting (included in the Company’s 2005 Annual Report on Form 10-K), in the fourth quarter of 2005, the Company identified a material weakness in internal control over financial reporting relating to the Company’s process of establishing the allowance for credit losses that existed during 2005. As a result, the Company has taken the following remedial actions:

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

♦	Adoption of a written plan to address its risk position with respect to certain loans identified by its internal reviews, its independent consultants and/or the Reserve Bank; and

➢	Documented the methodology for determining the adequacy of the allowance for credit losses by management.

During the period covered by this report, the Company has completed the remediation of this material weakness.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1.A.           Risk Factors

No material changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Company’s Board of Directors authorized the repurchase of up to 343,905 shares of the Company’s outstanding common stock. The program was publicly announced in the month of approval. There were no repurchases of shares during the third quarter of 2006. As of September 30, 2006, 224,215 shares had been repurchased and a maximum of 119,690 shares were still available to be repurchased under the program.

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

Index

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
10.16 (12)
Third Amendment, dated May 19, 2004, to the Employment Agreement, dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.

10.17 (13)	Employment and Change of Control Agreement dated July 1, 2004, between the Registrant, as employer, and Pressley A. Ridgill, Executive Vice President and Chief Operating Officer of the Registrant.
10.18 (12)	Third Amendment to Employment Agreement and First Amendments to Split-Dollar Agreements and Collateral Agreements with Ernest J. Sewell effective January 1, 2004.
10.20 (14)	Fourth Amendment to Employment Agreement with Ernest J. Sewell, executed on October 20, 2005 and effective February 1, 2006.
10.21 (14)	Independent Contractor Consulting Agreement with Ernest J. Sewell, executed October 20, 2005 and effective February 1, 2006.
10.22 (15)	2006 Annual Management Incentive Plan of the Registrant.
10.23 (15)	Long Term Incentive Plan of the Registrant for certain senior management employees.
10.24 (16)	Long Term Stock Incentive Plan of the Registrant.
31.01	Certification of Pressley A. Ridgill
31.02	Certification of Michael W. Shelton
32.01	Certification of Periodic Financial Report Pursuant to 18 USC Section 1350.

Exhibit references:

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 25, 2005, filed with the Securities and Exchange Commission.
(2)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the Securities and Exchange Commission.
(3)	Incorporated herein by reference to the Registrant’s Statement on Form S-8 (No. 33-33186), filed with the Securities and Exchange Commission.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission.

Index

(7)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the Securities and Exchange Commission.
(8)	Incorporated herein by reference to the Registrant’s Statement on Form S-2 (File No. 333-47203) filed with the Securities and Exchange Commission on March 3, 1998.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Qfor the fiscal quarter ended September 30, 2004, filed with the Securities and Exchange Commission.
(14)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the Securities and Exchange Commission.
(15)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.
(16)	Incorporated herein by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on September 22, 2006.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB FINANCIAL SERVICES CORPORATION
(Registrant)

November 7, 2006	/s/ K. Dwight Willoughby
K. Dwight Willoughby
(Senior Vice President, Chief Accounting Officer, and Controller)

Index