Form 10-K
period 2006-12-31
FNB FINANCIAL SERVICES CORP
filed 2007-03-16
CIK 742679

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006	Commission File Number: 000-13086

FNB Financial Services Corporation
(Exact name of Registrant as specified in its Charter)

North Carolina	56-1382275
(State of Incorporation)	(I.R.S. Employer Identification No.)

1501 Highwoods Blvd., Suite 400
Greensboro, North Carolina	27410
(Address of principal executive offices)	(Zip Code)

(336) 369-0900
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class Common Stock, $1.00 stated value	Name of each exchange on which registered Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of such common equity on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $104.7 million. As of March 5, 2007 (the most recent practicable date), the Registrant had outstanding 7,063,952 shares of Common Stock.

The Exhibit Index begins on page 93.

FNB Financial Services Corporation
Form 10-K

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of FNB Financial Services Corporation (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements are principally, but not exclusively, contained in Item 1: “Business” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements relate to, among other things, expectations concerning the proposed merger of the Company, loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: the risk that the Company’s proposed merger with LSB Bancshares, Inc. (“LSB”) will not receive necessary regulatory and shareholder approvals, or will not be completed within the expected timeframe; the risk that the business of LSB and the Company will not be integrated successfully or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected, customer and employee relationships and business operations may be disrupted by the merger, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 7:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Broadly speaking, forward-looking statements include:

• descriptions of plans, objectives, agreements, or expectations concerning the proposed merger with LSB;
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

• future business combinations, including the proposed merger with LSB;
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

General

FNB Financial Services Corporation (the “Company”) is a North Carolina (“NC”) bank holding company with consolidated assets of $1.01 billion, deposits of $818.6 million and shareholders’ equity of $72.7 million as of December 31, 2006.

In 1984 the Company was organized to serve as a holding company for FNB Southeast (the “Bank”). The Company is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”) and the bank holding company laws of North Carolina. The Company’s office is located at 1501 Highwoods Boulevard, Suite 400, Greensboro, NC 27410. The Company’s principal source of income is earnings on investments, including any dividends that are declared and paid by the Bank on its capital stock.

The Bank is the sole banking subsidiary of the Company. A trust (FNB Financial Services Capital Trust I) was formed as a subsidiary to the Company to facilitate the issuance of Trust-Preferred Securities, as a means of capital raising for the Company. The trust is not consolidated in the financial statements. The Bank itself has two subsidiaries, FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation. The majority of the Company’s operations are located at the Bank level.

In 1910, the Bank commenced operations as “Rockingham Savings Bank and Trust.” In 1918, it was chartered as a national bank, under the name “First National Bank of Reidsville.” In 1997, the Bank changed its name to “First National Bank Southeast” to reflect its expansion into new markets, and in 1999, was chartered as a NC state bank and changed its name to “FNB Southeast.”

From its early base in Rockingham County, NC, by the end of 2006 the Bank’s operations have grown to cover four market areas: the Triad and Coastal Regions of NC, and the Southwest and Shenandoah Valley Regions of Virginia (“VA”) with a total of 17 branches, 13 in NC and four in VA.

The Bank is community oriented and focuses primarily on offering commercial, real estate and consumer loans, deposit and other financial services to individuals, small to medium-sized businesses and other organizations in its market areas. It emphasizes individualized services and community involvement, while at the same time providing its customers with the financial sophistication and selection of products typically offered by larger banks. It competes successfully with larger banks located within and outside NC and VA by retaining its personalized approach and community focus.

The Bank has a vision of becoming the premier and preferred community bank within its markets through the following three-part strategy: (1) generate internal growth at its existing banking offices by offering new and complementary services and products; (2) position the Bank to manage its planned growth by adding experienced personnel and upgrading its internal systems and procedures; and (3) increase market share and geographic reach through opportunistic acquisitions in markets where the mix of economic, operational, cultural and other factors are favorable. As part of this strategy, the Bank has: (a) increased the number of its NC banking offices to thirteen; (b) expanded the number of its full-time personnel by adding new employees, including several senior executives; (c) completed the merger with Black Diamond Savings Bank, FSB (“Black Diamond”) to extend the Bank’s reach into selected VA markets; (d) enhanced its mix of products and services by forming investment services and mortgage banking subsidiaries; (e) relocated its corporate headquarters to Greensboro, NC.; (f) completed a systematic review and revision of its loan administration, loan policy and credit procedures; and (g) completed its leadership transition strategy by promoting Pressley A. Ridgill to President and Chief Executive Officer (“CEO”) of the Company and the Bank. Ridgill joined the Bank in 2000 as its Executive Vice President and Chief Operating Officer and during this time has directed the operations of numerous areas within the Bank and the Company, including Finance, Deposit Operations, Information Technology, Risk Management, and Investor Relations.

Since 2004, the Bank has also added several key members to its management team to support its continued growth. During 2006, the Bank completed the renovation of its Operations Center in Reidsville, NC and opened its new Coastal Region Headquarters in Wilmington, NC. The Bank also plans, where appropriate, to continue to upgrade its systems and procedures and refine its ability to offer customers sophisticated services without sacrificing its personalized approach.

Memorandum of Understanding - Lifted as of 12/31/2006

In June 2005, the Bank discovered that its lending activities in its Shenandoah Valley Region were not being operated in compliance with the Bank’s policies and procedures and certain regulatory guidelines. The Bank began internal investigations and engaged independent consultants to review the Harrisonburg loan portfolio and aspects of the Bank’s credit and credit administration operations.

Upon the commencement in October 2005 of the Federal Reserve Bank of Richmond’s (the “Reserve Bank”) periodic safety and soundness examination of the Bank, the Bank advised the Reserve Bank of the findings of its internal investigations and of its independent consultants. In its examination, the Reserve Bank identified additional items of concern.

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Office of the North Carolina Commissioner of Banks (the “Commission”). The MOU generally required:

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

The Company and the Bank took prompt and aggressive actions to address the issues discovered in the Bank’s internal reviews and through independent consultants, as well as those additional concerns raised by the Reserve Bank.

Following the most recent joint safety and soundness examination conducted by the Reserve Bank and the Commission which was completed in late 2006, the Company and the Bank were found to be substantially in compliance with the MOU. Effective December 31, 2006, the MOU was lifted.

Merger of Equals with LSB Bancshares, Inc. (“LSB”)

During the period that an MOU, having the general provisions discussed above, is in effect, the financial institution is discouraged from seeking to expand through acquisitions or requesting approval to open additional branches. Accordingly, during the period of the MOU, the Bank deferred pursuit of its strategy of expanding its current markets or entering into new markets through acquisition or branching. Notwithstanding the MOU, the Bank opened its new Coastal Region headquarters in Wilmington, NC in October, 2006, having received regulatory permission to do so prior to the MOU.

Upon the lifting of the MOU, the Company returned to its previous strategy of strengthening its presence in existing markets and opportunistically reaching into new markets in NC and VA. In pursuit of this strategy, on February 26, 2007 (outwith the period of this Annual Report on Form 10-K) the Company entered into a definitive agreement with LSB to combine in a merger of equals. Details of the merger, including the Company’s joint press release and copies of the Agreement and Plan of Merger and Agreement and Plan of Bank Merger have been filed with the Securities and Exchange Commission (the “SEC”) and are available by accessing FNB’s website (http://www.fnbsoutheast.com), the SEC’s website (http://www.sec.gov) or LSB’s website (http://www.lsbnc.com).

In connection with the merger, LSB will file a registration statement, which will include a joint proxy statement/prospectus to be sent to the Company’s stockholders, and each of LSB and the Company may file other relevant documents concerning the merger with SEC. STOCKHOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER WHEN THEY BECOME AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. A FREE COPY OF THE JOINT PROXY STATEMENT/PROSPECTUS, AS WELL AS OTHER FILINGS CONTAINING INFORMATION ABOUT LSB AND THE COMPANY ARE AVAILABLE BY ACCESSING THE COMPANY, LSB AND/OR THE SEC’S WEBSITES.

The Company, and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company in connection with the merger. Information about the directors and executive officers of the Company is set forth in Part III of this Annual Report on Form 10-K.

Strategy

Expand Banking Operations. Throughout most of its 96-year history, the Bank’s banking activities have been centered around Reidsville, located in Rockingham County in the north central part of NC. Beginning in 1995, the Bank initiated a growth strategy to further penetrate existing and new markets, such as Wilmington and Greensboro in NC and into VA. Management selects its target markets based on a number of factors, including market size and growth potential, banking relationships developed by members of management during their careers and the ability to integrate the targeted market into the Bank’s community oriented culture.

Our expansion strategy, both within and outside of our existing markets, involves three key elements: (i) ascertaining which markets may be underserved by financial institutions whose primary focus is to cater to the individualized needs of the customer; (ii) installing high-quality, well-trained management to serve the market; and (iii) locating reasonably priced facilities. Management believes that it has been generally successful in implementing these strategic elements in its expansion program to date. The Guilford County deposit market is the largest in the Bank’s market area and totaled $7.39 billion at June 30, 2006. In 2004, the Company and the Bank completed the relocation of their headquarters to 1501 Highwoods Boulevard, Greensboro. The Bank is the largest bank holding company headquartered in Greensboro, NC. This move provided the Company and the Bank more access to the financial markets and assists the Bank in reaching the larger customer base in Guilford County. The Bank opened a full-service banking center and Coastal Region Headquarters in the Mayfaire area of Wilmington, NC in October 2006. Regulatory approval for this branch was received prior to the Bank entering into the MOU with the Reserve Bank and the Commission. We continue to evaluate potential sites for additional branches in the Triad and Coastal Regions of NC and the Shenandoah Valley Region of VA, and will request regulatory approval to establish new branches in these market areas as and when appropriate.

Seize Market Expansion Opportunities. We intend to continue to capitalize on opportunities to enter new and contiguous markets which we believe are underserved as a result of banking consolidation and in which our community oriented philosophy and culture might flourish. We believe that there is value to be added by providing the opportunity for greater personalized banking relationships than exist with larger commercial banks in our markets, although we also recognize the need to carefully analyze markets that are already well served by numerous institutions. Our goal is for the Bank to continue to distinguish itself by emphasizing high quality, sophisticated services with a hometown flavor.

Establish a Platform for Future Growth. The Bank seeks to position itself to manage its expected growth in three fundamental ways: (1) attract, retain and reward experienced personnel who are committed both to conducting business in a friendly and personable manner and to serving the communities in which they work and live; (2) continue to upgrade, modify and expand its internal systems, procedures, equipment and software to improve operating efficiencies; and (3) create an organizational structure that supports localized decisions on customer contact issues. The Bank will continue to analyze technological developments in the banking industry for opportunities to improve or augment its services and products; however, management will continue to make every effort to maintain the Bank’s personalized approach.

Maintain a Friendly Environment for Employees and Customers. We have instituted various programs to instill high morale among our employees, which we believe translate into exceptional customer service. We hold weekly sales meetings to elicit ideas about featured products and services and to develop and communicate ideas for expanding banking relationships with existing and potential customers. Management believes that the overall effect of these type of programs is to improve morale, customer service and financial performance. Also, as part of the Bank’s team concept level, weekly teleconferences are held to encourage open and direct communication between members of senior management and provide regular updates on significant activities within their respective areas. Periodic off-site strategic planning sessions of the senior management team provide an open forum to address concerns and develop initiatives for the continued improvement of the Bank.

Market Areas

For operational purposes, the Bank groups its markets into four regions: the Triad and Coastal regions of NC, and the Southwest and Shenandoah Valley regions of VA. The Bank’s deposit market share in the Rockingham County portion of the Triad Region as of June 30, 2006, the most recent date for which data is available, was 27.8%, which ranked first among banks and thrift institutions. The following table summarizes the banking offices and deposit totals for the Bank’s offices, categorized by city.

Region and City	Deposits at December 31,
	2006	2005	2004
	(In thousands)
Triad Region:
Reidsville (1)	$195,180	$179,357	$174,132
Eden (2)	64,951	69,420	52,935
Madison	27,416	25,869	20,984
Ruffin	17,354	15,051	12,256
Greensboro (1)	173,909	171,231	135,964
Subtotal	478,810	460,928	396,271

Coastal Region:
Wilmington (2) (3)	130,918	128,223	122,330
Burgaw	48,300	41,683	32,094
Subtotal	179,218	169,906	154,424

Southwest VA Region:
Norton	42,216	68,718	60,801
Pennington Gap	17,816	20,182	19,735
Subtotal	60,032	88,900	80,536

Shenandoah Valley Region:
Harrisonburg (2)	100,508	104,897	93,054
Total deposits	$818,568	$824,631	$724,285

(1) Includes three banking offices for all years.
(2) Includes two banking offices for all years.
(3) The Bank opened a full service banking center and Coastal Region Headquarters in the Mayfaire area of Wilmington in October 2006. The Wrightsville Avenue office was closed in December 2006.

The following is a summary description of the Company’s market areas.

Triad Region - Rockingham County. Rockingham County is located in the north central area of NC. It has a land area of 565 square miles and a population of approximately 90,000. The Commonwealth of VA borders the County on the north, while Guilford County is the neighboring county to the south. Piedmont Triad International Airport is located twenty miles away, and Norfolk Southern has two rail connection lines in the County. U.S. Highways 29, 158, and 220 serve the area. The NC Employment Security Commission reported a December 2006 unemployment rate of 6.0% for Rockingham County. Business and government leaders in the County have made progress in diversifying the area’s economy to make up for job losses primarily in the textile and tobacco industries.

Triad Region - Guilford County. Guilford County has a diverse economy attributable to a blend of trade, manufacturing and service businesses. Local industry is characterized by the production of a wide range of products, including pharmaceuticals, microchips, textiles, apparel, furniture, tobacco, machinery, and electronics equipment. Guilford County, with a population of 440,000, has access to major domestic and international markets from Interstate Highways 40 and 85; U.S. Highways 29, 70, 220 and 421; major rail connections; and the Piedmont Triad International Airport. According to the NC Employment Security Commission, Guilford County reported an unemployment rate of 4.6% for December 2006, compared to a statewide unemployment rate of 4.7%. The planned FedEx hub is on schedule for completion in 2009 and is expected to have a significant positive impact on the Triad Region of NC. During 2005, Dell opened a major assembly plant in the Triad. Additionally, Dell suppliers and other complementary businesses are expected to contribute positively to the economy of the Triad Region. Most recently, HondaJet announced plans to establish their production facilities in Greensboro, NC.

Coastal Region. Wilmington is the county seat and industrial center of New Hanover County, located on the southeast coast of NC. The total population of the County is approximately 180,000. Interstate Highway 40 and U.S. Highways 17 and 74, as well as major rail connections serve the County. This area is serviced by national and regional airlines through facilities at the New Hanover International Airport located near Wilmington. The New Hanover County area has experienced extensive industrial development and service/trade sector growth over the past twenty years. Industries in the Wilmington region produce fiber optic cables for the communications industry; aircraft engine parts, pharmaceuticals, nuclear fuel components and various textile products. The New Hanover County area economy has become broadly diversified and has developed into a major resort area, a busy sea port (one of NC’s two deep water ports), a light manufacturing center, chemical manufacturing center and the distribution hub of southeastern NC. The NC Employment Security Commission reported a December 2006 unemployment rate of 3.6% for New Hanover County.

Southwest VA Region. Norton is located in southwestern VA in the midst of the Appalachian Mountains. The mining, retail and service industries of this region operate from an abundant natural resource base that includes natural gas, coal, timber and mineral deposits. The area is served by several U.S. Highways and by major rail connections. The Bank operates branches in Norton (Wise County) and, Pennington Gap (Lee County). The Company sold its Richlands, VA branch in 2004. For December 2006, the VA Employment Commission reported the unemployment rate in Wise County was 3.6%.

Shenandoah Valley Region. Rockingham County is centrally located in the Shenandoah Valley in west central VA. Harrisonburg, the county seat with a population of 40,000, is an important educational, industrial, retail, tourism, commercial, agricultural and governmental center. Interstate Highway 81, several primary U. S. highways, the Shenandoah Valley Regional Airport and a major rail connection serve the area. The Bank operates two branches in Harrisonburg, serving the counties of Rockingham and Augusta. According to the VA Employment Commission, the December 2006 unemployment rate for Rockingham County was 2.1% compared to a statewide unemployment rate of 2.7%.

Deposits

The Company offers a variety of deposit products to individuals and to small and medium-sized businesses and other organizations through the Bank at interest rates generally competitive with local market conditions. The accompanying table sets forth the mix of depository accounts at the Company as a percentage of total deposits of the Company at the dates indicated.

	As of December 31,
	2006	2005	2004

Noninterest-bearing demand	10.6%	11.4%	10.9%
Savings, NOW, MMI	22.8	26.0	26.5
Certificates of deposit	66.6	62.6	62.6
	100.0%	100.0%	100.0%

The Bank accepts deposits at its 17 banking offices, 15 of which have automated teller machines (“ATMs”). Its memberships in the “STAR”, “CIRRUS” and “PLUS” networks allow customers access to their depository accounts from regional ATM facilities. Competitive fees are charged for the use of its ATM facilities by customers not having an account with the Bank. Deposit flows are controlled primarily through the pricing of such deposits and, to a certain extent, through promotional activities. Such promotional activities include the Company’s “Legacy Banking” and “Presidential Banking” accounts for deposit relationships of $25,000 and $75,000, respectively, and the “Freedom 50 Club”, which extends special privileges and sponsors group excursions to sites and performances of interest to account holders in certain markets over the age of 50. At December 31, 2006, the Bank had $111.8 million in certificates of deposit of $100,000 or more. The Bank is a member of an electronic network that allows it to post interest rates and attract certificates of deposit nationally. It also utilizes brokered deposits to supplement in-market deposit growth. The accompanying table presents the scheduled maturities of time deposits of $100,000 or more at December 31, 2006.

Scheduled maturity of time deposits of $100,000 or more
(In thousands)
Less than three months	$27,990
Three through six months	26,414
Seven through twelve months	34,689
Over twelve months	22,733
Total time deposits - $100,000 or more	$111,826

See also Note 8 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Subsidiaries

In 2000, FNB Southeast Investment Services, Inc. (the “Investment Company”) was formed as a wholly owned subsidiary of the Bank. The Investment Company employs three investment advisors who are based in the Company’s largest markets of Greensboro and Wilmington, NC. They allocate their time among the Company’s branches and are available to current and potential customers. The advisors offer a complete line of investment products and services. Through a registered broker-dealer, the Bank receives revenues based on the advisors’ sales and benefits (i) by earning additional fee income and (ii) by attracting potential customers to its branches. In January 2006, the Bank and the Investment Company entered into an agreement with an investment advisory group in Harrisonburg, VA to provide investment and insurance services to our customers in that area. We share in the revenue that is generated from our referrals. The Investment Company generated revenues of $402,000 in 2006 and $486,000 in 2005.

In 2001, FNB Southeast Mortgage Corporation (the “Mortgage Company”) was formed as a wholly owned subsidiary of the Bank. At inception, the Mortgage Company purchased selected assets of a mortgage brokerage company operating in the coastal area near Wilmington, NC. Fee income generated by the Mortgage Company decreased to $828,000 in 2006, compared to $2,569,000 in 2005, as a result of a 48% decline in mortgage loan originations through the retail and wholesale lending functions. The Mortgage Company had net operating losses of $455,000 and $410,000 in 2006 and 2005, respectively.

Marketing

The Company currently markets its services through various advertising campaigns and promotions which include newspapers, magazines, billboards, and direct mailings, as well as through promotional items, such as caps, pens, pencils and shirts. The Company’s officers are also heavily involved in local civic affairs and philanthropic organizations. The Company occasionally sponsors community events and holds grand opening ceremonies for its new branches, inviting local dignitaries to speak and participate in the festivities. The Company engages two marketing firms to assist with creative design, market research, media placement, etc., as well as assisting with promoting the overall brand of the Company to the general public and investment community. The Company has also retained the services of a consultant to assist with public relation activities. Since 2004, the Company has employed a Director of Marketing to manage and coordinate the Company’s marketing and public relations efforts on a full-time basis.

•
Value. Among other things, the Company offers attractive rates for its financial products, including its certificates of deposit, money market accounts and checking accounts. This pricing structure has been successful in attracting depositors who are motivated by the Company’s rates and its variety of individualized services.

•
Convenience and Service. The Company’s personnel focus upon serving the individual needs of the Company’s customers. For example, members of senior management are accessible on very short notice, before, during, and after normal banking hours, by way of mobile phones and other means.

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

Competition

Commercial banking in most of the southeastern United States is extremely competitive, due in large part to intrastate and interstate branching laws. Currently, many of the Company’s competitors are significantly larger and have greater resources. The Company continues to encounter significant competition from a number of sources, including bank holding companies, financial holding companies, commercial banks, thrift institutions, credit unions, and other financial institutions and financial intermediaries. The Company competes in its market areas with some of the largest banking organizations in the Southeast, several of which have numerous branches in NC and VA. The Company’s competition is not limited to financial institutions based in NC and VA. The enactment of federal legislation authorizing nationwide interstate banking has greatly increased the size and financial resources of some of the Company’s competitors. Consequently, many of its competitors have substantially higher lending limits due to their greater total capitalization, and many perform functions for their customers, such as trust services, that the Company generally does not offer. The Company primarily relies on providing quality products and services at a competitive price within its market area. As a result of interstate banking legislation, the Company’s market is open to future penetration by banks located in other states provided that the other states allow their domestic banking institutions to acquire NC banking institutions, thereby increasing competition.

In its Triad Region, as of June 2006, the Company competed with 21 commercial banks and savings institutions, as well as numerous credit unions. As of that date, the Company competed with 15 commercial banks and savings institution, and several credit unions, in its Coastal Region. In its Southwest VA Region, as of June 2006, the Company competed with 7 commercial banks. As of that date, the Company competed with 11 commercial banks in its Shenandoah Valley Region.

Employees

All employees during 2006 were compensated by the Bank or its subsidiaries. At December 31, 2006, the Company had approximately 278 full-time and 14 part-time employees. None of the Company’s employees are represented by a collective bargaining unit, and we have not experienced any type of strike or labor dispute. We consider our relationship with our employees to be very good, as they are extremely important to our long-term success. The Board and management continually seek ways to enhance their benefits and well being.

Available Information

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.fnbsoutheast.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating committees; and the Code of Business Conduct and Ethics may also be found under the “Investor Relations” section of the Company’s website. The Company elects to disclose any amendments to or waivers of any provisions of its Code of Business Conduct and Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the Federal Deposit Insurance

Corporation (the “FDIC”) insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to holding company operations, a holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve, under the BHCA, also has the authority to require a holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the holding company.

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

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank that is a member of the Federal Reserve System, it is also subject to capital requirements imposed by the Federal Reserve. Under Federal Reserve regulations, member banks must maintain a minimum ratio of qualifying capital to weighted risk assets equal to 8%. At least half of the total capital is required to be Tier I Capital, with the remainder consisting of Tier II Capital. In addition to the foregoing risk based capital guidelines, member banks which receive the highest rating in the examination process and are not anticipating or experiencing any significant growth, must maintain a minimum level of Tier I Capital to total assets of 3%. Member banks, which do not fall within the foregoing standards, are required to maintain higher capital ratios. The Bank exceeded all applicable minimum capital requirements as of December 31, 2006.

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

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, is specified in a schedule required to be issued by the FDIC. Prior to January 1, 2007, FDIC assessments for deposit insurance ranged from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Effective January 1, 2007, the assessments will range from 5 to 43 basis points per $100 of insured deposits.

Federal Home Loan Bank System. The Federal Home Loan Bank ("FHLB") system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. At December 31, 2006, the Bank was in compliance with this requirement.

Community Reinvestment.  Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “satisfactory” rating in its last CRA examination, which was completed during the fourth quarter of 2006.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered

"well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2006, the Bank had the requisite capital levels to qualify as “well capitalized”.

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

Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. In doing so, it increased competition in the financial services industry, presenting greater opportunities for our larger competitors which were more able to expand their service and products than smaller, community oriented financial institutions, such as the Bank.

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

The Bank is subject to examination by the Federal Reserve and the Commission. In addition, it is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit, equal credit, and fair credit reporting laws and laws relating to branch banking. The Bank, as an insured NC commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC or the Federal Reserve, because it is a member bank, determines that the activity would pose no significant risk to the Bank Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. Definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed above.

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

Item 1A.      RISK FACTORS

The Company is subject to certain risks. In addition to the factors discussed below, please see the discussion under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.” These factors, along with the other information in this Annual Report on Form 10-K, should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.

We may have higher credit losses than our allowance for credit losses.

Our credit losses could exceed the allowance for credit losses we have set aside. Reliance on historic credit loss experience may not be indicative of future credit losses. Approximately 65% of our loan portfolio is composed of construction, commercial mortgage and commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of the loans will require partial or entire charge-off. Regardless of the underwriting criteria we utilize, losses may be experienced as a result of various factors beyond our control, including, among other things, changes in market conditions affecting the value of our loan collateral and problems affecting the credit repayment capacity of our borrowers.

Risks Relating to the Proposed Merger of Equals with LSB

Consummation of the proposed merger of the Company and LSB is subject to the satisfaction of various closing conditions, including approval by the requisite votes of the shareholders of the Company and LSB, regulatory approval of the Federal Reserve, the FDIC and the Commission, as well as other customary closing conditions described in the Agreement and Plan of Merger. The Company cannot guarantee that these closing conditions will be satisfied, or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed, or is not completed within the expected timescale: management’s attention from the Company’s day-to-day business may be diverted; the Company may lose key employees; the Company’s relationships with customers and vendors may be disrupted as a result of uncertainties as to the future of the Company; the Company may be required to pay a significant break up fee of $9 million; and the market price of the Company’s common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed. In addition, in the event that the merger is completed, there is a risk that the businesses of LSB and/or the Company will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; revenues following the merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger. Any such events could have a material negative impact on the Company’s results of operations and financial condition and could adversely affect the Company’s stock price.

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

Interest rate volatility could significantly harm our business.

The Company’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Company’s earnings is the net interest income of its subsidiary, FNB Southeast. Net interest income is the difference between income from interest-earning assets, such as loans, and the expense of interest-bearing liabilities, such as deposits. We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings. The Reserve Bank has made significant changes in interest rates during the last few years. Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates. In addition, there are costs associated with our risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities.

If we lose key employees with significant business contacts in our market area, our business may suffer.

Our success is largely dependent on the personal contacts of our officers and employees in our market areas. If we lose key employees temporarily or permanently, our business could be hurt. We could be particularly hurt if our key employees go to work for competitors. Our future success depends on the continued contributions of our existing senior management personnel, many of whom have significant local experience and contacts in our market areas.

Government regulations may prevent or impair our ability to pay dividends, engage in additional acquisitions, or operate in other ways.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our operations. We are subject to supervision and periodic examination by the Reserve Bank and the Commission. Our principal subsidiary, FNB Southeast, as a state chartered commercial bank, also receives regulatory scrutiny from the Reserve Bank, the FDIC, and the Commission. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in our company, by restricting our activities, such as:

•	the payment of dividends to shareholders;
•	possible transactions with or acquisitions by other institutions;
•	desired investments;
•	loans and interest rates;
•	the level of our allowance for credit losses;
•	imposing higher capital requirements;
•	interest rates paid on deposits;
•	the possible expansion of branch offices; and
•	the ability to provide other services.

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

The common stock of FNB Financial Services Corporation is not FDIC insured.

The common stock of the Company is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.     PROPERTIES

The Company’s executive offices are located at 1501 Highwoods Boulevard in Greensboro, NC. The Company’s principal support and operational functions are located at 202 South Main Street in Reidsville, NC. The Company has 13 banking offices located in NC and four banking offices in VA.  The location of these banking offices, their form of occupancy and deposits as of December 31, 2006, information about drive-up ATM facilities, and the year each office was opened is described in the accompanying table:

Location	Owned or Leased	Deposits (in thousands)	ATM	Year
202 South Main Street, Reidsville, NC (1)	Owned	$ 106,853	Yes	1910
1501 Highwoods Boulevard, Greensboro, NC (2)	Leased	-	Yes	2004
1646 Freeway Drive, Reidsville, NC	Owned	51,932	Yes	1972
202 Turner Drive, Reidsville, NC	Owned	36,395	Yes	1969
801 South Van Buren Road, Eden, NC	Owned	48,288	Yes	1996
151 North Fieldcrest Road, Eden, NC	Leased	16,663	No	1996
605 North Highway Street, Madison, NC	Owned	27,416	Yes	1997
9570 US 29 Business, Ruffin, NC	Leased	17,354	No	1997
2132 New Garden Road, Greensboro, NC	Owned	99,479	Yes	1997
4638 Hicone Road, Greensboro, NC	Owned	34,247	Yes	2000
3202 Randleman Road, Greensboro, NC	Owned	40,183	Yes	2000
704 South College Road, Wilmington, NC	Leased	115,365	Yes	1997
1001 Military Cutoff Road, Wilmington, NC	Leased	15,553	Yes	2006
7210 Wrightsville Avenue, Wilmington, NC (3)	Leased	-	No	2000
301 East Fremont Street, Burgaw, NC	Leased	48,300	Yes	1999
600 Trent Street, Norton, VA	Owned	42,216	Yes	1973
700 East Morgan Avenue, Pennington Gap, VA	Owned	17,816	Yes	1979
440 South Main Street, Harrisonburg, VA	Owned	68,989	Yes	1988
1925 Reservoir Street, Harrisonburg, VA	Owned	31,519	Yes	2003

(1) Original office opened in a different location in 1910. Current office opened in 1980. Consists of 27,000 square feet in a two story building; former headquarters location; extensive renovations completed 2006; will continue to serve as a full service branch as well as the Operations Center for the Company.
(2) The current headquarters office opened in 2004.
(3) Branch closed December 2006, office space is still being used.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are party to various legal proceedings. Except as discussed in Item 1 hereof, under the headings “Memorandum of Understanding - Lifted as of 12/31/2006” and “Merger of Equals with LSB BankShares, Inc. (“LSB”)” in the opinion of management, neither the Company nor the Bank is involved in, nor have they terminated during the fourth quarter of 2006, any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices and Dividend Policies

The Company’s common stock is traded on The NASDAQ Stock Market Global Market System under the symbol “FNBF.” The following table shows the high and low sale price of the Company’s common stock on The NASDAQ Stock Market Global Market System¹, based on published financial sources, for each of the last two fiscal years. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. Only one cash dividend was paid during each of the fiscal quarters listed.¹

Calendar Period	High	Low	Dividends Paid

Quarter ended March 31, 2005	$18.74	$16.82	$0.11
Quarter ended June 30, 2005	20.25	16.82	0.11
Quarter ended September 30, 2005	18.52	16.56	0.11
Quarter ended December 31, 2005	17.89	14.40	0.12

Quarter ended March 31, 2006	$16.46	$14.00	$0.12
Quarter ended June 30, 2006	16.21	14.60	0.12
Quarter ended September 30, 2006	15.50	13.04	0.12
Quarter ended December 31, 2006	15.82	14.55	0.13

¹ For comparative purposes, the sale prices and dividends paid amounts shown in the accompanying table have been restated to reflect the 5-for-4 stock split effected as a 25% stock dividend, effective May 31, 2005.

As of March 5, 2007, there were approximately 2,244 beneficial owners, including 1,155 holders of record, of the Company’s common stock. For a discussion as to any restrictions on the Company or the Bank’s ability to pay dividends, please refer to “Item 1 - Supervision and Regulation of the Company and the Bank.”

At the 1996 annual meeting, the shareholders approved the Omnibus Equity Compensation Plan (the “1996 Omnibus Plan”). The 1996 Omnibus Plan terminated during 2006 and, accordingly, no more options may be granted under this plan. At the 2006 annual meeting, the shareholders approved the Company’s Long Term Stock Incentive Plan (the “2006 Omnibus Plan”). As of December 31, 2006, no options have been granted under the 2006 Omnibus Plan. For more information on both plans, see Note 13 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The following table presents, as of December 31, 2006, the numbers of shares of common stock to be issued upon the exercise of outstanding options, the weighted-average price of the outstanding options and the number of options remaining that may be issued under the 1996 Omnibus Plan, and 2006 Omnibus Plan.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	(a) Number of shares to be issued upon exercise of outstanding options[1]	(b) Weighted-average exercise price of outstanding options[1]	(c) Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))[2]
Equity compensation plans approved by our security holders	911,706[3]	$14.20[3]	500,000

Equity compensation plans not approved by our security holders	-0-	N/A	-0-

Total	911,706	$14.20	500,000
_________________________
1	All outstanding options were granted under the 1996 Omnibus Plan
2	All options available for grant are authorized under the 2006 Omnibus Plan
3	All options granted prior to May 31, 2005 and exercise prices have been adjusted to reflect the 5-for-4 stock split, effected in the form of a 25% stock dividend, effective May 31, 2005.

See also Note 19 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. See also “Supervision and Regulation - Regulation of the Company, Dividend and Repurchase Limitations” and “Regulation of the Bank - Dividends.”

The accompanying table details, by month, information related to the activity related to the share repurchase program approved by the Company’s Board of Directors in July 2004 authorizing the repurchase of up to 343,905 shares of the Company’s outstanding common stock. The program was publicly announced in the month of approval.

Stock Repurchase Program - Approved July 2004
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Cumulative Number of Shares Purchased	(d) Maximum Number of Shares that May Yet Be Purchased
October 1, 2006 to October 31, 2006	34,196	$ 14.85	258,411	85,494
November 1, 2006 to November 30, 2006	-	-	258,411	85,494
December 1, 2006 to December 31, 2006	8,000	$ 15.00	266,411	77,494

Recent Sales of Unregistered Securities

The Company did not sell any of its equity securities in the last fiscal year, which were not registered under the Securities Act.

FIVE-YEAR STOCK PERFORMANCE TABLE

The following table illustrates the cumulative total shareholder return on our Common Stock over the five-year period ended December 31, 2006 and the cumulative total return over the same period on The Nasdaq Stock Market Index (U.S.) and The Carson Medlin Company Independent Bank Index of 28 independent community banks located in eight southeastern states. The table assumes $100 originally invested on December 31, 2001 and that all subsequent dividends were reinvested in additional shares.

FNB FINANCIAL SERVICES CORPORATION
Comparison of Cumulative Total Shareholder Return
Years Ended December 31

	2001	2002	2003	2004	2005	2006
FNB Financial Services Corporation	100	122	183	213	197	184
The Carson Medlin Company's Independent Bank Index[1]	100	124	168	193	199	230
Nasdaq Index	100	69	103	113	115	126
_______________
1     The Carson Medlin Company's Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 28 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. The total five year return was calculated for each of the banks in the peer group taking into consideration changes in stock price, cash dividends, stock dividends and stock splits since December 31, 2001. The individual results were then weighted by the market capitalization of each bank relative to the entire peer group. The total return approach and the weighting based upon market capitalization is consistent with the preparation of the Nasdaq total return index.

Item 6.	SELECTED FINANCIAL DATA

The annual selected historical financial data presented in the accompanying table is derived from the audited consolidated financial statements for FNB Financial Services Corporation and Subsidiary. As this information is only a summary, you should read it in conjunction with the historical financial statements (and related notes) of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

(In thousands, except per share, ratios and other data)	As of and For the Year Ended December 31,

	2006	2005	2004	2003	2002
Income Statement Data:
Net interest income	$38,392	$37,403	$29,385	$24,822	$23,753
Provision for credit losses	1,435	16,132	1,275	1,431	1,300
Noninterest income	5,508	7,383	8,086	7,425	5,285
Noninterest expense	28,907	28,207	23,766	19,567	17,429
Net income	9,113	792	8,340	7,460	6,782

Balance Sheet Data:
Assets	$1,010,773	$1,007,406	$865,335	$780,926	$734,032
Loans (1)	707,146	757,967	663,426	581,384	563,600
Allowance for credit losses	13,195	19,142	7,353	7,124	7,059
Deposits	818,568	824,631	724,285	641,907	605,005
Other borrowings	80,774	100,774	45,000	55,500	52,500
Shareholders’ equity	72,693	67,233	70,430	65,750	64,333

Per Common Share Data (5):
Net income, basic	$1.29	$0.11	$1.22	$1.08	$0.95
Net income, diluted (2)	1.26	0.11	1.17	1.04	0.94
Cash dividends declared	0.49	0.45	0.40	0.36	0.34
Book value	10.30	9.55	10.15	9.60	9.22
Tangible book value	10.18	9.43	10.02	9.46	9.18

Other Data:
Branch offices	17	17	17	18	17
Full-time employees	278	248	255	225	188

Performance Ratios:
Return on average assets	0.89%	0.08%	1.02%	0.98%	0.97%
Return on average equity	12.98	1.09	12.29	11.55	10.63
Net interest margin (tax equivalent)	4.08	4.18	3.94	3.53	3.57
Dividend payout	37.98	409.09	34.25	33.68	35.55
Efficiency (3)	64.46	62.04	62.28	59.65	59.71

Asset Quality Ratios:
Allowance for credit losses to period end loans	1.87%	2.53%	1.11%	1.23%	1.25%
Allowance for credit losses to period end
nonperforming loans (4)	97.59	184.31	209.16	136.30	191.87
Net charge-offs to average loans	0.99	0.59	0.17	0.24	0.18
Nonperforming assets to period end loans
and foreclosed property (4)	2.04	1.56	1.36	1.78	0.94

Capital and Liquidity Ratios:
Average equity to average assets	6.9%	7.5%	8.3%	8.5%	9.1%
Leverage capital	10.0	9.1	8.2	8.4	8.5
Tier 1 risk based capital	12.5	11.7	10.2	10.7	11.2
Total risk based capital	13.7	13.2	11.3	11.9	12.5
Average loans to average deposits	89.7	93.7	91.0	91.7	96.2
Average loans to average deposits and borrowings	79.4	84.3	83.1	83.4	86.9

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
(5) Per share data has been reflect the 5-for-4 stock split effected as a 25% stock dividend, effective May 31, 2005 and the 5-for-4 stock split effected as a 25% stock dividend, effective December 29, 2003.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. All share data has been adjusted to give retroactive effect to stock splits and stock dividends. The following discussion is intended to assist in understanding the financial condition and results of operations of the Company.

Executive Overview

In June 2005, the Bank discovered that its lending activities in its Harrisonburg Region were not being carried out in compliance with the Bank’s policies and procedures and certain regulatory guidelines. In the internal investigations, independent consultant reviews, and the Reserve Bank safety and soundness examination, which were undertaken in the second half of 2005, additional issues were identified. In February 2006, the Company and the Bank entered into a MOU with the Reserve Bank and the Commissioner addressing these issues [see - Item 1. Business - Memorandum of Understanding - Lifted as of 12/31/2006]. The Company and the Bank took prompt and aggressive actions to address them and, following the most recent joint safety and soundness examination conducted by the Reserve Bank and the Commission completed in late 2006, the Company and the Bank were found to be substantially in compliance with the MOU. Effective December 31, 2006, the MOU was lifted. Subsequent to yearend, the Company entered into a definitive agreement with LSB to combine in a merger of equals. See - Item 1. Business - Merger of Equals with LSB Bancshares Inc. (“LSB”).

General

The Company recorded net income of $9.11 million for the year ended December 31, 2006, representing diluted earnings per share of $1.26. Net income for 2005 was $792,000, or diluted earnings per share of $0.11. The increase in 2006 net income is primarily attributable to the impact on the results of 2005 of aggregate special provisions for credit losses of $14.5 million recorded during the third and fourth quarters of the year ended December 31, 2005. For the year ended December 31, 2005, the after-tax financial impact from the adverse credit conditions discussed above amounted to $9.5 million, or $1.32 per diluted share.

Total assets at December 31, 2006 stood at $1.01 billion, substantially unchanged from the previous yearend. Gross loans at December 31, 2006 totaled $707.1 million, down from $758.0 million at yearend 2005. Investment securities, which are the next largest component of assets, totaled $217.1 million at December 31, 2006, a 7.5% increase from the balance of $201.9 million a year ago.

During 2006, deposits decreased 0.7% to $818.6 million at yearend. Borrowings, comprised of junior subordinated notes, federal funds purchased, retail and wholesale repurchase agreements, and FHLB advances, totaled $107.2 million at December 31, 2006, compared to $108.1 million at the prior yearend. Shareholders’ equity increased 8.1%, to $72.7 million at yearend 2006. Book value per share was $10.30 at December 31, 2006, compared to $9.55 a year ago.

The Company’s subsidiary bank, FNB Southeast, is a NC chartered commercial bank that, as of December 31, 2006, operated thirteen banking offices in NC and four banking offices in VA. The Bank operates two wholly owned subsidiaries. FNB Southeast Investment Services, Inc. was formed in 2000 to provide retail investment products and services. FNB Southeast Mortgage Corporation was formed in 2001 to provide mortgage banking services.

Financial Condition at December 31, 2006 and 2005

The Company’s consolidated assets of $1.01 billion at yearend 2006 reflect an increase of 0.3% over the previous year, following an increase of 16.4% in 2005. Total average assets increased 5.4% to $1.02 billion in 2006, compared to $965.7 million in 2005. During 2006, the Company experienced a 5.9% increase in average earning assets. Average earning assets totaled $965.0 million in 2006, compared to $910.9 million in 2005. The increase in 2006 was primarily attributable to a 32.1% growth in average investment securities.

Gross loans declined $50.8 million during 2006, or 6.7%, which followed increases of 14.7% in 2005 and 14.1% in 2004. The loan portfolio is expected to continue this decrease through mid-year 2007 as the Company focuses on improving the quality of the loan portfolio and strengthening its lending staff by adding experienced lenders in its key markets. Loans secured by real estate totaled $514.6 million in 2006 and represented 72.8% of total loans, compared with 70.4% at yearend 2005. Within this category, commercial real estate loans decreased 2.7% during 2006 to $173.2 million, while residential real estate loans declined 18.3% to $116.3 million and construction loans increased 5.4% to $225.1 million. Commercial, financial and agricultural loans totaled $60.4 million at yearend 2006, a decline of 21.5% from the end of 2005. Consumer loans decreased 10.2% during 2006, ending the year at $132.1 million. Management believes the Company is not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

Investment securities (at amortized cost) totaled $217.1 million at yearend 2006, a 7.5% increase from $201.9 million at yearend 2005. U.S. Government agency and mortgage backed securities continue to represent the major share of the total portfolio, and totaled $142.3 million, or 65.6% of the portfolio at yearend 2006, compared to $159.7 million, or 77.7% of the portfolio one year earlier. Management believes that the additional risk of owning agency securities over U.S. Treasury securities is negligible and has capitalized on the favorable spreads available on the former. State and municipal obligations amounted to $65.5 million at yearend, compared to $38.3 million a year earlier. The Company’s investment strategy is to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company has consistently categorized the entire portfolio as “Available for Sale,” which it believes offers the greatest amount of flexibility in managing a total return concept. The table, “Investment Securities,” presents the composition of the securities portfolio for the last three years, as well as information about cost, fair value and weighted average yield.

Total deposits decreased $6.1 million to $818.6 million at December 31, 2006, a 0.7% decrease from $824.6 million in deposits one year earlier. This decrease was primarily the result of a $25.9 million, or 16.1%, decrease in MMI accounts, as well as a decline of $5.8 million, or 6.3%, in non-interest bearing demand deposits. These declines have been partially offset by growth in time deposits of $27.8 million, an increase of 5.4% from yearend 2005.

The market for deposits remains fiercely competitive and the Company relies on appropriate pricing and quality customer service to retain and increase its retail deposit base. During the year, the Company had several featured products to generate new deposits and increase the customer base. For commercial customers, the Company is focused on building a total relationship, aimed at fostering growth in both loans and deposits. In addition to traditional checking accounts, the Company offers a cash management sweep account, online banking, and bill-pay to its customer base.

In order to attract additional deposits when necessary, the Company maintains membership in an electronic network that allows it to post interest rates and attract deposits nationally. From time to time, we also utilize brokered certificates of deposit. Bulletin board deposits and brokered deposits continued to decrease in amount during 2006 and these types of deposits may be utilized during 2007; however, these deposits can be utilized to supplement in-market funding as necessary.

The Company also has a credit facility available with the FHLB of Atlanta. Borrowing capacity is established at 17.5% of the Bank’s total assets as submitted on regulatory financial reports. The

Company also utilized a portion of the approximately $177 million line with the FHLB to fund earning assets. FHLB borrowings totaled $55.0 million at yearend. Management continues to believe this is a cost effective and prudent alternative to deposit balances, since a particular amount, term and structure may be selected to meet its current needs.

Financial Condition at December 31, 2005 and 2004

The Company’s consolidated assets of $1.01 billion at yearend 2005 reflect an increase of 16.4% over the previous year, following an increase of 10.8% in 2004. Total average assets increased 18.4% to $965.7 million in 2005, compared to $815.6 million in 2004. During 2005, the Company experienced a 19.2% increase in average earning assets. Average earning assets totaled $910.9 million in 2005, compared to $764.1 million in 2004. The increase in 2005 was primarily attributable to a 20.7% growth in average outstanding loans. The increase in average outstanding loans was funded primarily by a 17.2% rise in average deposits resulting from successful deposit marketing campaigns during 2005.

Gross loan growth during 2005 was $94.5 million, with outstanding loans up 14.7% at yearend, which followed increases of 14.1% in 2004 and 3.2% in 2003. Loans secured by real estate totaled $533.8 million in 2005 and represented 70.4% of total loans, compared with 66.7% at yearend 2004. Within this category, commercial real estate loans increased 6.8% during fiscal 2005 to a level of $178.0 million, while residential real estate loans rose 25.5% to $142.3 million and construction loans increased 31.7% to $213.5 million. Commercial, financial and agricultural loans totaled $77.0 million and represented 10.2% of total loans at the end of 2005, and 13.0% at yearend 2004. Consumer loans increased 9.0% during 2005, led by increased home equity loans. Management believed the Company was not dependent on any single customer or group of customers concentrated in a particular industry, the loss of whose deposits or whose insolvency would have a material adverse effect on operations.

Investment securities (at amortized cost) totaled $205.6 million at yearend 2005, a 44.4% increase from $142.4 million at yearend 2004. U.S. Government agency and mortgage backed securities continue to represent the major share of the total portfolio, and totaled $159.7 million, or 77.7% of the portfolio at yearend 2005, compared to $104.9 million, or 58.2% of the portfolio one year earlier. Management believed that the additional risk of owning agency securities over U.S. Treasury securities was negligible and capitalized on the favorable spreads available on the former. State and municipal obligations amounted to $38.3 million at yearend, compared to $31.9 million a year earlier. The Company’s investment strategy was to achieve acceptable total returns, while investing in securities with relatively short maturity dates as necessary to fund loan growth. To this end, the Company consistently categorized the entire portfolio as “Available for Sale,” which it believed offered the greatest amount of flexibility in managing a total return concept.

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

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2006, 2005, and 2004, our average interest-earning assets were $965.0 million, $910.9 million, and $764.1 million, respectively. During these same years, our net interest margins were 4.08%, 4.18%, and 3.94%, respectively.

 Average Balances and Average Rates Earned and Paid. The accompanying table sets forth, for the years 2004 through 2006, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Average Balance Sheets and Net Interest Income Analysis
Fully Taxable Equivalent Basis
(Dollars in thousands)

	Year Ended December 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets:
Loans, net (1)	$742,463	$63,598	8.57%	$740,468	$56,012	7.56%
Taxable investment securities	156,008	6,376	4.09	119,634	4,176	3.49
Tax-exempt investment securities (2)	46,634	2,785	5.97	33,664	1,997	5.94
Other securities	8,612	512	5.95	6,659	286	4.29
Overnight deposits	11,332	610	5.38	10,432	320	3.07
Total earning assets	965,049	73,881	7.66	910,857	62,791	6.89

Non-earning assets:
Cash and due from banks	32,685			35,349
Premises and equipment	16,689			13,232
Other assets	21,312			14,830
Less: Allowance for credit loss	(17,587)			(8,564)
Total assets	$1,018,148			$965,704

Interest bearing liabilities:
Savings and NOW	$51,719	187	0.36%	$52,009	116	0.22%
MMI	123,881	4,786	3.86	146,911	4,163	2.83
Time deposits	564,527	24,062	4.26	505,617	17,204	3.40
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase	107,619	5,507	5.12	88,491	3,226	3.65
Total interest bearing liabilities	847,746	34,542	4.07	793,028	24,709	3.12

Other liabilities and shareholder’s equity
Demand deposits	88,378			89,990
Other liabilities	11,861			9,994
Shareholders’ equity	70,163			72,692
Total liabilities and shareholders’ equity	$1,018,148			$965,704

Net interest income and net yield on earning assets (3)		$39,339	4.08%		$38,082	4.18%

Interest rate spread (4)			3.58%			3.78%

(1) The average loan balances include nonaccruing loans and only interest income actually collected and recognized.
(2) The fully taxable equivalent basis is computed using a federal tax rate of 34%. The adjustment made to convert to a fully taxable equivalent basis was $947,000 for 2006, $680,000 for 2005, and $692,000 for 2004.
(3) Net yield on earning assets is computed by dividing net interest income by average earning assets.
(4) Earning asset yield minus interest bearing liabilities rate

Average Balance Sheets and Net Interest Income Analysis (cont’d)
Fully Taxable Equivalent Basis
(Dollars in thousands)

	Year Ended December 31,
	2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Interest earning assets:
Loans, net (1)	$613,522	$39,609	6.46%
Taxable investment securities	102,139	3,146	3.08
Tax-exempt investment securities (2)	33,377	2,035	6.10
Other securities	4,414	180	4.08
Overnight deposits	10,644	194	1.82
Total earning assets	764,096	45,164	5.91

Non-earning assets:
Cash and due from banks	20,210
Premises and equipment	13,587
Other assets	24,918
Less: Allowance for credit loss	(7,230)
Total assets	$815,581

Interest bearing liabilities:
Savings and NOW	$52,263	66	0.13%
MMI	98,516	2,070	2.10
Time deposits	447,940	11,423	2.55
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase	64,140	1,528	2.38
Total interest bearing liabilities	662,859	15,087	2.28

Other liabilities and shareholder’s equity
Demand deposits	75,712
Other liabilities	9,150
Shareholders’ equity	67,860
Total liabilities and shareholders’ equity	$815,581

Net interest income and net yield on earning assets (3)		$30,077	3.94%

Interest rate spread (4)			3.63%

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

Analysis of Interest Changes Due To Volume and Rates
Fully Taxable Equivalent Basis
(In thousands)
	Year Ended December 31,
	2006 compared with 2005			2005 compared with 2004
	Volume (2) Variance	Rate (2) Variance	Total Variance	Volume (2) Variance	Rate (2) Variance	Total Variance
Interest income:
Loans, net	$151	$7,436	$7,587	$8,197	$8,206	$16,403
Taxable investment securities	1,270	930	2,200	539	491	1,030
Tax-exempt investment securities (1)	770	17	787	16	(54)	(38)
Other securities	84	142	226	92	14	106
Overnight deposits	28	262	290	(4)	130	126
Federal funds sold and securities purchased under the agreement to resale	-	-	-	-	-	-
Total change	2,302	8,788	11,090	8,840	8,787	17,627

Interest expense:
Savings and NOW	(1)	73	72	-	50	50
MMI	(653)	1,276	623	1,017	1,076	2,093
Time deposits	2,004	4,854	6,858	1,471	4,310	5,781
Federal funds purchased, borrowed funds and securities sold under agreements to repurchase	698	1,582	2,280	579	1,119	1,699
Total change	2,050	7,783	9,833	3,067	6,555	9,622
Increase (decrease) in net interest income	$252	$1,005	$1,257	$5,773	$2,232	$8,005

(1) Yields on nontaxable securities are stated on a fully taxable equivalent basis, assuming a 34% Federal tax rate.
The adjustments made to convert to a fully taxable equivalent basis were $947,000 for 2006, $680,000 for 2005, and $692,000 for 2004.
(2) Changes attributable to both volume and rate have been allocated proportionately.

Results of Operations -Years Ended December 31, 2006 and 2005

Net Income. Our net income for 2006 was $9.11 million, representing diluted net income per share of $1.26, compared to $0.11 per diluted share a year earlier. The increase in 2006 net income is primarily attributable to the impact on 2005 results of aggregate special provisions for credit losses of $14.5 million recorded during the third and fourth quarters of the year ended December 31, 2005. For the year ended December 31, 2005, the after-tax financial impact from the adverse credit conditions discussed above amounted to $9.5 million, or $1.32 per diluted share. We have continued to maintain a solid portfolio of earning assets, with total assets averaging $1.02 billion during the current year, compared to $965.7 million in 2005, an increase of 5.4%. Our net interest income after provision for credit losses increased $15.7 million over the prior year. The increase in net interest income is primarily due to a decrease in the provision for credit losses to $1.4 million in 2006, from $16.1 million in 2005 [see - Item 1. Business - Memorandum of Understanding - Lifted as of 12/31/2006]. During 2006, the Federal Reserve continued increasing the target for the federal funds rate in 25 basis point increments, which ultimately increased the target for the federal funds rate a total of 100 basis points during the year. Paralleling this rise in the federal funds rate was an increase in the prime lending rate, from 7.25% at the beginning of the year to 8.25% at yearend 2006. Net interest income increased $989,000, primarily as a result of the rising interest rate environment, combined with the growth in earning assets, more than offsetting the declining noninterest income and higher expenses. Our noninterest expense growth continued due to additional personnel and other infrastructure costs associated with the expansion of our business, as well as the increased use of legal, accounting, and loan review consultants required to assist management as it addressed those matters discussed in Item 1. Business - Memorandum of Understanding - Lifted as of 12/31/2006.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2006 was $39.3 million, which represented a 3.3% increase from the previous year’s level of $38.1 million. Actual net interest income for 2006 was $38.4 million, a $1.0 million increase from the $37.4 million recorded in 2005. Average total earning assets increased $54.2 million, or 5.9%, during 2006 as compared to 2005, while our average net yield declined 10 basis points, from 4.18% in 2005 to 4.08% in 2006. The rates earned on a significant portion of our loans adjust when index rates such as the prime lending rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate increases generally result in an immediate positive impact to interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur only upon renewals of certificates of deposit or borrowings. Average loans outstanding during the 2006 fiscal year were $742.5 million, compared to $740.5 million in 2005, an increase of 0.3%. Average investment securities during 2006 were $211.3 million, compared to $160.0 million in 2005.

Trends in interest rates turned upward for the year, as the Federal Reserve increased the target for the federal funds rate by a total of 100 basis points during 2006. As a result, the prime lending rate rose to 8.25% at December 31, 2006 from 7.25% at December 31, 2005. This had the effect of increasing both the earning asset yield and the interest bearing liability rate. During 2006, the increase in the interest bearing liability rate outpaced the rise in the earning asset yield because of a competitive deposit pricing market.

The weighted average yield on earning assets increased to 7.66% for 2006, compared to 6.89% for 2005. This increase in the asset yield in 2006 was primarily attributable to the increased yield on loans, combined with an increased yield on investment securities. During the current year, the yield on loans increased 101 basis points to 8.57%, from 7.56% in 2005. This rise is due to variable rate loans that repriced higher during the year in response to increases in the underlying index, and new fixed rate loans originated at higher rates.

The weighted average rate paid on interest bearing liabilities in 2006 was 4.07%, compared to 3.12% in 2005. Average interest bearing deposits for 2006 totaled $740.1 million, a 5.1% increase from $704.5 million in 2005. The overall rate for interest bearing deposits rose 87 basis points to 3.92% in 2006, compared to 3.05% in the prior year. The overall rate on borrowings was 5.12% in 2006, compared to 3.65% a year earlier. Average borrowings totaled $107.6 million in 2006 and $88.5 million in 2005, an increase of 21.6%.

The table, “Average Balance Sheets and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. The table, “Analysis of Interest Changes Due to Volume and Rates,” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses and Allowance for Credit Losses. We recorded a $1.4 million provision for credit losses for the year ended December 31, 2006, compared to a $16.1 million provision in the prior year [see - Item 1. Business - Memorandum of Understanding - Lifted as of 12/31/2006]. This decrease in the provision for credit losses in 2006 is primarily attributable to aggregate special provisions for credit losses of $14.5 million recorded during the third and fourth quarters of 2005. Our allowance for credit losses decreased from $19.1 million at December 31, 2005 to $13.2 million at December 31, 2006. The allowance for credit losses expressed as a percentage of total loans decreased from 2.53% at December 31, 2005 to 1.87% at December 31, 2006. The high level of provision for credit losses in 2005 and the correspondingly high level of our allowance for credit losses, expressed as a percentage of total loans, resulted directly from the evaluation of loans discussed previously. During 2006, the Bank has carefully monitored the ongoing analysis of those loans, and, as of December 31, 2006, management has concluded that the allowance for credit losses for the Bank is adequate to absorb probable losses inherent in the loan portfolio.

Noninterest Income. Noninterest income of $5.5 million in 2006 was $1.9 million, or 25.4%, less than the previous year amount of $7.4 million. The primary reason for the decrease in noninterest income compared to 2005 is due to a $1.7 million decrease in mortgage banking fees. The rising interest rate environment has dampened the demand for mortgage loans resulting in a decline in fees associated with the generation of mortgage loans. There was $32,000 of net gains on sales of securities available for sale during 2006, compared to no net gains or losses in 2005. Service charges on deposit accounts were unchanged at $3.8 million for the years ended December 31, 2006 and 2005.

Noninterest Expense. Noninterest expense for 2006 was $28.9 million, a 2.5% increase compared to the $28.2 million expense in 2005. Salaries and employee benefits increased $1.6 million because of higher costs associated with additional headcount, the employment of individuals with increased educational background and experience, and the recognition of stock option expense during 2006, combined with higher healthcare insurance and retirement costs. At December 31, 2006, we had approximately 278 full-time and 14 part-time employees, compared with 248 full-time and 18 part-time employees at December 31, 2005. Occupancy and equipment expenses totaled $4.7 million for 2006, which was unchanged from 2005. Other expenses were $8.1 million in 2006, compared to $9.1 million in 2005, resulting from the Company’s noninterest expense reduction efforts.

Provision for Income Taxes. The Company recorded a tax provision of $4.4 million in 2006, compared to an income tax benefit totaling $344,000 for 2005. The benefit in 2005 is primarily attributable to the $14.5 million aggregate special provisions for credit losses recorded during 2005. As a result, the Company posted income before taxes for 2005 of $448,000, compared to $13.6 million in 2006. While the Company’s income before income taxes for 2005 was significantly lower than 2006, as a result of the high level of provision for credit losses, the level of tax exempt income remained relatively stable. These factors resulted in a much higher percentage of our income before income taxes being comprised of tax exempt income in 2005, compared to 2006, which in turn resulted in the aforementioned tax benefit in 2005. The Company’s effective tax rates were 32.8% in 2006 and 32.9% in 2005, comparable to historical levels.

Results of Operations -Years Ended December 31, 2005 and 2004

Net Income. Our net income for 2005 was $792,000, representing diluted net income per share of $0.11, compared to $1.17 per diluted share a year earlier. The decrease in 2005 net income was primarily attributable to aggregate special provisions for credit losses of $14.5 million recorded during the third and fourth quarters of the year ended December 31, 2005. For the year ended December 31, 2005, the after-tax financial impact from the adverse credit conditions discussed above amounted to $9.5 million, or $1.32 per diluted share. We continued to experience strong growth, with total assets averaging $965.7 million during 2005, as compared to $815.6 million in 2004, an increase of 18.4%. Our net interest income after provision for credit losses decreased $6.8 million over the prior year. The decrease in net income was primarily due to an aggregate provision for credit losses of $16.1 million for 2005 [see - Item 1. Business - Memorandum of Understanding - Lifted as of 12/31/2006]. During 2005, the Federal Reserve continued increasing the target for the federal funds rate at 25 basis point increments, which ultimately increased the target for the federal funds rate a total of 200 basis points during the year. Paralleling this rise in the federal funds rate was an increase in the prime rate from 5.25% at the beginning of 2005, to 7.25% at yearend 2005. Net interest income increased $8.0 million, primarily as a result of the growth in earning assets, combined with a rising interest rate environment, helping mitigate the declining noninterest income and higher expenses, including the provision for credit losses. Our noninterest expense growth continued due to additional personnel and other infrastructure costs associated with the expansion of our business, as well as the utilization of the services of legal and regulatory counsel, accounting, loan review and consulting specialists to respond to specific issues addressed by management in its loan review process, in regulatory examinations and SOX compliance.

Net Interest Income. Net interest income represents the gross profit from the lending and investment activities of a banking organization and is the most significant factor affecting the earnings of the Company. Net interest income is influenced by changes in interest rates, volume and the mix of these various components. Net interest income on a fully taxable equivalent basis for 2005 was $39.3 million, which represented a 27.3% increase from the previous year level of $30.1 million. Actual net interest income for 2005 was $37.4 million, an $8.0 million increase from $29.4 million recorded in 2004.  Average total earning assets increased $146.8 million, or 19.2%, during 2005 as compared to 2004, while our average yield rose 24 points, from 3.94% in 2004 to 4.18% in 2005. The rates earned on a significant portion of our loans adjust when index rates such as prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result interest rate increases generally result in an immediate positive impact to interest income on loans, with a more delayed impact on interest expense because increases in interest costs will occur only upon renewals of certificates of deposit or borrowings. Average loans outstanding during the 2005 fiscal year were $740.5 million, compared to $613.5 million in 2004, an increase of 20.7%. Average investment securities during 2005 were $160.0 million, compared to $139.9 million in 2004.

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

The weighted average yield on earning assets increased to 6.89% for 2005, compared to 5.91% for 2004. This increase in the asset yield in 2005 was primarily attributable to the increased yield on loans, combined with a decreased yield on investment securities. During 2005, the yield on loans increased 110 basis points, to 7.56% from 6.46% in 2004. This rise was due to variable rate loans that repriced higher during the year in response to increases in the underlying index, and new fixed rate loans originated at higher rates.

The weighted average rate paid on interest bearing liabilities was 3.12%, compared to 2.28% in 2004. Average interest bearing deposits for 2005 totaled $704.5 million, a 17.7% increase from $598.7 million in 2004. The overall rate for interest bearing deposits declined 46 basis points to 2.26% in 2004, compared to 2.72% in the prior year. The overall rate on borrowings was 3.65% in 2005, compared to 2.38% a year earlier. Average borrowings totaled $88.5 million in 2005 and $64.1 million in 2004, an increase of 3.8%.

The table, “Average Balance Sheets and Net Interest Income Analysis,” summarizes net interest income and average yields earned and rates paid for the years indicated, on a tax equivalent basis. The table, “Analysis of Interest Changes Due to Volume and Rates,” presents the changes in interest income and interest expense attributable to volume and rate changes between the years indicated.

Provision for Credit Losses and Allowance for Credit Losses. We recorded a $16.1 million provision for credit losses for the year ended December 31, 2005, compared to a $1.3 million provision in the prior year [see - Item 1. Business - Memorandum of Understanding - Lifted as of 12/31/2006]. The provision for credit losses increased $14.9 million, compared to 2004. The increase in the provision for credit losses in 2005 was primarily attributable to aggregate special provisions for credit losses of $14.5 million recorded during the third and fourth quarters of the year ended December 31, 2005. Our allowance for credit losses increased from $7.4 million at December 31, 2004 to $19.1 million at December 31, 2005. The allowance for credit losses expressed as a percentage of total loans increased from 1.11% at December 31, 2004 to 2.53% at December 31, 2005. This increase in our 2005 provision for credit losses and the corresponding increase in our allowance for credit losses, expressed as a percentage of total loans, resulted directly from the evaluation of loans discussed previously. Management also determined that, due to the specific facts and circumstances identified during these impairment evaluations, the resulting increase in the allowance for credit losses was properly recorded in 2005. As of December 31, 2005, management concluded that the allowance for credit losses for the Bank is adequate to absorb probable losses inherent in the loan portfolio.

Noninterest Income. Noninterest income of $7.4 million in 2005 was $703,000, or 8.7%, less than the previous year amount of $8.1 million. The primary reason for the decrease in noninterest income compared to prior year was due to the $825,000 net realized gain for the sale of the Richlands, VA banking operation and the associated fixed assets of the branch in 2004. There were no net gains on sale of securities for 2005 compared to $109,000 in 2004. Service charges on deposit accounts were relatively flat at $3.8 million for the years ended December 31, 2005 and 2004. Revenues from our mortgage banking operation increased 15.1%, rising from $2.2 million in 2004 to $2.6 million in 2005 as we began to realize increased revenues from our mortgage operations.

Noninterest Expense. Because of our continued strong growth we experienced increases in every major component of our noninterest expenses. For the year ended December 31, 2005, our noninterest expense increased $4.4 million, or 18.7%. Personnel expense of $14.4 million in 2005 exceeded the previous year expense of $12.4 million by $2.0 million, or 16.4% and reflected increased staffing costs associated with the relocation of our corporate headquarters, expansion of our commercial lending staff, and the additional costs arising from the normal expansion of business, along with normal increases in salaries and benefits. At December 31, 2005, we had approximately 248 full-time and 18 part-time employees, compared with 255 full-time and 14 part-time employees at December 31, 2004. Occupancy and equipment expenses totaled $4.7 million for 2005, which was up 9.4% from $4.3 million in 2004, reflecting the expenses associated with our corporate headquarter relocation and investments in technology to support our banking operations. The credit related issues discussed previously also impacted noninterest expense in 2005 as the Company augmented its staff and employed the services of legal and regulatory counsel, accounting, loan review and consulting specialists to respond to specific issues addressed by management in its loan review process, in regulatory examinations and SOX compliance . Other expenses were $9.1 million, compared to $7.1 million in 2004, reflecting the increased volume of business activity, principally increases in lending and growth in deposit accounts.

Provision for Income Taxes. The Company recorded an income tax benefit totaling $344,000 for 2005, compared to a tax provision of $4.1 million in 2004. The decrease in 2005 net income is primarily attributable to the aggregate special provisions for credit losses previously discussed. As a result, the Company posted income before taxes for 2005 of $448,000. While the Company’s income before income taxes for 2005 declined significantly, in comparison to 2004, as a result of the increase in our provision for credit losses, the level of tax exempt income remained relatively stable. These factors resulted in a much larger percentage of our income before income taxes which was comprised of tax exempt income, which in turn, resulted in the aforementioned tax benefit in 2005.

Liquidity and Cash Flow

Market and public confidence in our financial strength and in the strength of financial institutions in general will largely determine our access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital resources. Liquidity management refers to the ability to meet day-to-day cash flow requirements based primarily on activity in loan and deposit accounts of the Company’s customers. Management measures our liquidity position by giving consideration to both on- and off-balance sheet sources of, and demands for, funds on a daily and weekly basis. Deposit withdrawals, loan funding and general corporate activity create a need for liquidity for the Company. Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities, investment securities eligible for pledging to secure borrowings from correspondent banks pursuant to securities sold under repurchase agreements, investments available for sale, loan repayments, loan sales, deposits, and borrowings from the FHLB secured with pledged loans and securities, and from correspondent banks under overnight federal funds credit lines. In addition to interest rate-sensitive deposits, the Company’s primary demand for liquidity is anticipated fundings under credit commitments to customers.

The investment portfolio at December 31, 2006, included securities with call features, whereby the issuer of such a security has the option to repay the purchaser of said instrument and cancels the instrument before the contractual maturity date. Due to the interest rate on the original instrument and current market rates on such instruments, the Company anticipates that very few debt instruments in the portfolio will be called in the upcoming year.

During 2006, the Company’s decrease in the loan portfolio was offset by increases in investments. Overall, cash and cash equivalents decreased by $1.5 million, to $25.7 million at December 31, 2006.

As presented in the consolidated statement of cash flows, the Company generated $7.6 million in operating cash flow during 2006, a decrease from $24.3 million in 2005. This decrease was primarily the result of a decrease in the provision for credit losses, as well as a net increase in other liabilities. The operating cash flow generated in 2005 was a significant increase over 2004, when the Company generated $3.0 million in operating cash flow. The increase in the provision for credit losses, combined with a decrease in loans held for sale, were primary contributors to this change in 2005, offset somewhat by a net increase in deferred income taxes and a net increase in other assets, and a net increase in other liabilities.

In 2006, the Company experienced a net decrease of $44.9 million in loans, compared to a net increase of $102.3 million in 2005. During 2006, the Company received $30.0 million from sales, calls, and maturities of securities, while purchasing $44.8 million. This compares to 2005, when the Company received $23.7 million from sales, calls, and maturities of securities, while purchasing $86.0 million.

An increase of $19.1 million in federal funds purchased and retail and wholesale repurchase agreements represented the primary source of funding for the Company in 2006. Net increases in deposits totaling $100.3 million, combined with a $15.8 million net increase in other borrowings, federal funds purchased, retail repurchase agreements, and the issuance of $25.8 million of junior subordinated notes, comprised the Company’s major financing sources during 2005, amounting to a net $141.9 million versus a combined total of $78.1 million during 2004. Partially offsetting these cash inflows was the repurchase of $1.9 million of the Company’s outstanding common stock in 2006, compared to repurchases of $855,000 in 2005 and $3.5 million in 2004.

Liquidity is further enhanced by a line of credit with the FHLB, amounting to approximately $177 million, collateralized by FHLB stock, investment securities, qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans. The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line. Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

The Company also has unsecured overnight borrowing lines totaling $50 million available through five financial institutions. These lines are used to manage the day-to-day, short-term liquidity needs of the Company. Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to ten business days. The Company also has established wholesale repurchase agreements with regional brokerage firms. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firm.

The Company also projects future cash flow requirements based on scheduled loan and deposit maturities, borrowing maturities, capital expenditures and other factors. At December 31, 2006 and for the upcoming twelve-month period, the Company had scheduled loan maturities of $241.8 million, securities maturities of $26.3 million and $497.0 million in maturing time deposits. The Company also has $186.4 million in time deposits with no contractual maturity, and $87.0 million in demand deposit accounts that are subject to withdrawal during 2007. The Company has $25.0 million of borrowings that are scheduled for repayment in 2007. Anticipated capital expenditures during 2007 are approximately $3.3 million. Internal analysis indicated the Company is positioned to meet expected liquidity requirements during the upcoming twelve-month period.

Contractual Obligations and Commitments

In the normal course of business there are various outstanding contractual obligations of the Company that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, which may or may not require future cash outflows. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts. The accompanying table reflects contractual obligations of the Company outstanding as of December 31, 2006.

Contractual Obligations
(In thousands)
	Payments Due by Period
	Within One Year	One Year to Three Years	Three Years to Five Years	After Five Years	Total

Other borrowings	$25,000	$30,000	$-	$25,774	$80,774
Federal funds purchased and retail repurchase agreements	5,384	-	-	21,000	26,384
Operating lease obligations	937	1,525	864	182	3,508
Purchase obligations	2,615	207	10	-	2,832
Other long-term liabilities	257	498	476	1,063	2,294
Total contractual cash obligations excluding deposits	34,193	32,230	1,350	48,019	115,792

Deposits	770,429	39,703	8,392	44	818,568
Total contractual cash obligations	$804,622	$71,933	$9,742	$48,063	$934,360

Capital Resources

Banks, bank holding companies, and financial holding companies, as regulated institutions, must meet required levels of capital. The Federal Reserve has adopted minimum capital regulations or guidelines that categorize components and the level of risk associated with various types of assets. Financial institutions are required to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines. On August 26, 2005, the Company completed a Trust Preferred Securities transaction in the amount of $25.0 million. The Company contributed $24.0 million of the proceeds to the Bank as Tier I capital to support the Bank’s growth. See the Notes to the Consolidated Financial Statements for a discussion of the Company’s issuance of trust preferred securities. As shown in the table, “Regulatory Capital,” the Company and the Bank both maintained capital levels exceeding the minimum levels required to be categorized as “well capitalized” for each of the three years presented.

Regulatory Capital
(Dollars in thousands)

	As of / for year ended December 31,
	2006		2005		2004
Total capital to risk weighted assets
Consolidated	$110,324	13.7%	$103,514	13.2%	$77,738	11.3%
Subsidiary Bank	106,999	13.3	101,373	13.0	75,469	11.0

Tier 1 capital to risk weighted assets
Consolidated	100,243	12.5	91,751	11.7	70,025	10.2
Subsidiary Bank	96,927	12.1	91,480	11.7	68,116	10.0

Tier 1 capital to average assets
Consolidated	100,243	10.0	91,751	9.1	70,025	8.2
Subsidiary Bank	96,927	9.6	91,480	9.0	68,116	8.0

Lending Activities

General. The Company offers a broad array of lending services, including construction, real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and other organizations that are located in or conduct a substantial portion of their business in the Company’s market areas. The Company has specialized lending departments for residential construction lending in selected markets. The Company’s total loans at December 31, 2006, were $707.1 million, or 70.8% of total assets. It also makes secured construction loans to homebuilders and residential mortgages, which are often secured by first and second real estate mortgages. At December 31, 2006, the Company had no large loan concentrations (exceeding 10% of its portfolio) in any particular industry, other than real estate.

Loan Composition. The accompanying table summarizes, at the dates indicated, the composition of the Company’s loan portfolio and the related percentage composition.

Real Estate Loans. Loans secured by real estate for a variety of purposes constituted $514.6 million, or 72.8%, of the Company’s total loans at December 31, 2006. At yearend, the Company held real estate loans of various sizes ranging up to $7.8 million and commitments up to $10.7 million, secured by office buildings, retail establishments, residential development and construction, warehouses, motels, restaurants and other types of property. Loan terms are typically limited to five years, with payments through the date of maturity generally based on a 15-20 year amortization schedule. Interest rates may be fixed or adjustable, based on market conditions, and the Company generally charges an origination fee. Management has attempted to reduce credit risk in the real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan to value ratio, established by independent appraisals, does not exceed 80%, and net projected cash flow available for debt service amounts to at least 120% of the debt service requirement. The Company also often requires personal guarantees of the principal owners of the property and obtains personal financial statements of the principal owners in such cases. The Company experienced net chargeoffs on commercial real estate loans of $1.1 million in 2006, $2.4 million in 2005, and $298,000 in 2004.

Loan Portfolio Composition
(Dollars in thousands)
	As of December 31,
	2006		2005

Real Estate:
Commercial	$173,203	24.5%	$177,987	23.5%
Residential	116,287	16.5	142,305	18.8
Construction	225,080	31.8	213,506	28.2
Total real estate	514,570	72.8	533,797	70.4

Commercial, financial and Agricultural	60,435	8.5	77,008	10.2

Consumer:
Direct	27,783	3.9	37,338	4.9
Home equity	88,889	12.6	91,647	12.1
Revolving	15,469	2.2	18,178	2.4
Total consumer	132,141	18.7	147,163	19.4
Total	$707,146	100.0%	$757,967	100.0%

Loan Portfolio Composition (cont’d)
(Dollars in thousands)

	As of December 31,
	2004		2003		2002

Real Estate:
Commercial	$166,685	25.1%	$159,953	27.5%	$170,657	30.3%
Residential	113,407	17.1	94,864	16.3	119,316	21.2
Construction	162,143	24.5	117,786	20.3	87,696	15.6
Total real estate	442,235	66.7	372,603	64.1	377,669	67.1

Commercial, financial and agricultural	86,184	13.0	90,224	15.5	87,458	15.5

Consumer:
Direct	40,741	6.1	39,276	6.7	34,074	6.0
Home equity	75,435	11.4	65,563	11.3	54,073	9.6
Revolving	18,831	2.8	13,718	2.4	10,326	1.8
Total consumer	135,007	20.3	118,557	20.4	98,473	17.4
Total	$663,426	100.0%	$581,384	100.0%	$563,600	100.0%

The Company originates residential loans for its portfolio on single and multi-family properties, both owner-occupied and non owner-occupied, and at December 31, 2006, it held $116.3 million of such loans. Loan terms are typically limited to five years, with payments through the date of maturity generally based on 15 to 30 year amortization schedules. Rates may be fixed or variable, and the Company typically charges an origination fee. The Company attempts to minimize credit risk by requiring a loan to value ratio of 80% or less. The Company experienced net chargeoffs on residential real estate loans of $538,000 and $75,000 in 2006 and 2005, respectively, and net recoveries on residential real estate loans of $1,000 in 2004. The Company also originates loans for individuals for the purchase of lots on which they plan to later build personal residences.

The Company also originates residential mortgage loans for sale into the secondary market. Through its mortgage banking activities, the Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. The Company is able to generate loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, which are recognized as income when the loan is closed with the investor. At December 31, 2006, the Company held $2.7 million of such loans which were in process of closing with investors, and during 2006 the Company sold an aggregate of $45.5 million of such loans. The Company sells these loans on a non-recourse basis.

The Company’s current lending strategy is for the majority of construction and development loans on commercial and residential projects to be in the range of $300,000 to $5.0 million. At December 31, 2006, 2005, and 2004, the Company held $225.1 million, $213.5 million, and $162.1 million, respectively, of such loans. To reduce credit risk associated with such loans, the Company emphasizes small commercial centers that have strong anchor tenants and are substantially pre-leased, or residential projects that are substantially presold and built in strong, proven markets. The leases on commercial projects must generally result in a loan to appraised value of 80% or less and a net cash flow to debt service at no less than 120%. The Company typically requires a personal guarantee from the developer or builder. Loan terms are typically twelve to fifteen months, although the Company occasionally will make a “mini-permanent” loan for purposes of construction and development of up to a five year term. Rates are typically variable, and the Company typically charges an origination fee. The Company experienced net chargeoffs from construction and development loans during 2006 of $215,000, and no net chargeoffs during 2005 or 2004.

Loan Portfolio - Maturities and Interest Rate Sensitivities
(In thousands)

	Maturity				Maturity Greater Than One Year
	One Year or Less	Over One Year to Five Years	Over Five Years	Total	Predetermined Interest Rate	Floating or Adjustable Rate

Commercial, financial and agricultural	$23,536	$30,516	$6,383	$60,435	$9,479	$27,419
Real estate - construction	146,296	78,276	508	225,080	21,375	57,410
Real estate - residential	24,433	82,698	9,156	116,287	55,609	36,246
Real estate - commercial	43,383	119,341	10,479	173,203	62,342	67,477
Consumer	12,661	32,644	86,836	132,141	21,151	98,329
Total	$250,309	$343,475	$113,362	$707,146	$169,956	$286,881

Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2006, the Company held $60.4 million of commercial loans, or 8.5% of its total loan portfolio. Equipment loans are typically made on terms up to five years at fixed or variable rates, with the financed equipment pledged as collateral to the Company. The Company attempts to reduce its credit risk on these loans by limiting the loan to value ratio to 80%. Working capital loans are made on terms typically not exceeding one year. These loans may be secured or unsecured, but the Company attempts to limit its credit risk by requiring the borrower to demonstrate its capacity to produce net cash flow available for debt service equal to 110% to 150% of its debt service requirements. The Company experienced net charge-offs from commercial loans of $4.1 million in 2006, $694,000 in 2005, and $248,000 in 2004.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including (i) secured and unsecured installment and term loans originated directly by the Company; (ii) home equity revolving lines of credit; (iii) unsecured revolving lines of credit, and (iv) amortizing secured lot loans. The home equity loans and certain of the direct loans are secured by the borrowers’ residences. At December 31, 2006, the Company held $132.1 million of consumer loans, including home equity lines of credit. During 2006, 2005, and 2004, respectively, the Company experienced net consumer chargeoffs of $1.4 million, $1.2 million, and $501,000.

Loan Approval and Review. As a result of its internal investigations and the reviews by independent consultants in 2005, the Company has revised its loan policies and adopted various levels of officer lending authority in connection with its loan approval policies. When the aggregate outstanding loans to a single borrower exceed that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit. Branch loan officers typically have retail lending limits ranging from $75,000 to $250,000. Regional presidents can generally approve commercial relationships up to $750,000. If the lending request exceeds the regional president’s lending limit, the loan must be submitted to and approved by a senior credit officer. A senior credit officer has authority to approve commercial relationships up to $2,000,000 on a secured basis. Under joint approval, a senior credit officer and a regional president may approve loans up to $2,750,000 million. All loans in excess of $2,750,000 must be approved by the Chief Credit Officer (“CCO”), who may approve loans up to $5,000,000. Loans exceeding $5,000,000 up to $10,000,000 must be unanimously approved by a committee of a senior credit officer, the CCO, and the CEO. Loans over $10,000,000 must be approved by the Credit Management Committee of the Board.

In 2006 the Company initiated a new Loan Review Program, headed by the Loan Review Manager who reports directly to the Board of Directors. Incumbent in this program is an Annual Loan Review Coverage Plan which has been approved by the Board and which stipulates a certain volume of loan reviews to be completed by the Loan Review Manager and employees under his guidance, and an additional number of loan reviews to be completed by independent loan review consulting firms. In addition, all loan officers are charged with the responsibility of reviewing their portfolios and making adjustments to the risk ratings as needed. Further, executive management, including the CCO and the CEO, attend meetings in which large loans from each market are presented for review by the lenders. A “Watch Loan Committee”, which includes the CCO and the senior credit officers, reviews all loans graded Special Mention, Substandard, Doubtful and Loss on a monthly basis, and this meeting is observed by the Loan Review Manager and summarized for the Board on a monthly basis.

The Company’s credit review system supplements its loan rating system, pursuant to which the Company may place a loan on its criticized asset list or may classify a loan in one of various other classification categories. A specified minimum percentage of loans in each adverse asset classification category, based on the historical loss experience of the Company in each such category, are used to determine the adequacy of the Company’s allowance for credit losses quarterly. These loans are also individually reviewed by the Watch Loan Committee of the Company to determine whether a greater allowance allocation is justified due to the facts and circumstances of a particular adversely classified loan.

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

See also Note 5 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Asset Quality

The Company considers asset quality to be of primary importance, and employs a formal internal loan review process (see “Lending Activities - Loan Approval and Review”) to ensure adherence to its lending policy as approved by the Bank’s and the Company’s Boards of Directors. It is the responsibility of each lending officer to assign an appropriate risk grade to every loan originated. Credit Administration, through the loan review process, validates the accuracy of the initial risk grade assessment. In addition, as a given loan’s credit quality improves or deteriorates, it is the lending officer’s responsibility to change the borrower’s risk grade accordingly. The function of determining the allowance for loan losses is fundamentally driven by the risk grade system. In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to historical loan loss experience, the value and adequacy of collateral, economic conditions in the Bank’s market area and other factors. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. The allowance for loan losses represents management’s estimate of the appropriate level of reserve to provide for probable losses inherent in the loan portfolio.

Currently, the grading process utilized by the Company is segmented by product type (see discussion below). This methodology does not provide a direct correlation with groupings utilized in the other tables presenting loan information. However, management has initiated a project to identify the data in the loan grading process in comparable categories going forward.

The Company’s loan portfolio consists of loans made for a variety of commercial and consumer purposes. Because commercial loans are made based to a great extent on the Company’s assessment of a borrower’s income, cash flow, character and ability to repay, such loans are viewed as involving a higher degree of credit risk than is the case with residential mortgage loans or consumer loans. To manage this risk, the Company’s commercial loan portfolio is managed under a defined process which includes underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration and portfolio reviews to assess loss exposure and to ascertain compliance with the Company’s credit policies and procedures.

Allocation of the Allowance for Credit Losses
(Dollars in thousands)

	2006	2005	2004	2003	2002
Balance at end of period applicable to:
Commercial	$9,202	$16,124	$5,166	$5,116	$5,201
Real estate-construction	-	3	1	5	7
Real estate-mortgage	57	81	43	49	180
Consumer	3,936	2,934	2,143	1,954	1,671
Total allocation	$13,195	$19,142	$7,353	$7,124	$7,059

 In general, consumer loans (including mortgage and home equity) have a lower risk profile than commercial loans. Commercial loans (including commercial real estate, commercial non real estate and construction loans) are generally larger in size and more complex than consumer loans. Commercial real estate loans are deemed less risky than commercial non real estate and construction loans, because the collateral value of real estate generally maintains its value better than non real estate or construction collateral. Consumer loans, which are smaller in size and more geographically diverse across the Company’s entire primary market area, provide risk diversity across the portfolio. Because mortgage loans are secured by first liens on the consumer’s residential real estate, they are the Company’s lowest risk profile loan type. Home equity loans are deemed less risky than unsecured consumer loans as home equity loans and lines are secured by first or second deeds of trust on the borrower’s residential real estate. A centralized decision-making process is in place to control the risk of the consumer, home equity and mortgage loan portfolio. The consumer real estate appraisal process is also centralized relative to appraisal engagement, appraisal review, and appraiser quality assessment. These processes are detailed in the underwriting guidelines, which cover each retail loan product type from underwriting, servicing, compliance issues and closing procedures.

Management follows a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s payment history and the current delinquent status. As a result of this process, certain loans are categorized as substandard, doubtful or loss and reserves are allocated based on management’s judgment and historical experience.

In determining the allowance for loan losses and any resulting provision to be charged against earnings, particular emphasis is placed on the results of the loan review process. Consideration is also given to a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Company’s market area. For loans determined to be impaired, the allowance is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations. Loans are charged off when in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance, and subsequent recoveries are added to the allowance.

Management believes the allowance for credit losses of $13.2 million at December 31, 2006 is adequate to cover probable losses in the loan portfolio; however, assessing the adequacy of the allowance is a process that requires continuous evaluation and considerable judgment. Management’s judgments are based on numerous assumptions about current events which it believes to be reasonable, but which may or may not be valid. Thus there can be no assurance that credit losses in future periods will not exceed the current allowance or that future increases in the allowance will not be required. No assurance can be given that management’s ongoing evaluation of the loan portfolio in light of changing economic conditions and other relevant circumstances will not require significant future additions to the allowance, thus adversely affecting the operating results of the Company.

The following table presents an analysis of the changes in the allowance for loan losses.

Summary of Allowance for Credit Losses
(Dollars in thousands)
	2006	2005	2004	2003	2002

Balance, beginning of period	$19,142	$7,353	$7,124	$7,059	$6,731

Charge-offs:
Commercial	4,221	704	253	890	1,017
Real estate-construction	224	23	-	-	-
Real estate-mortgage	1,776	2,697	348	207	32
Consumer	1,862	1,238	522	450	220
Total charge-offs	8,083	4,662	1,123	1,547	1,269

Recoveries:
Commercial	165	10	5	7	188
Real estate-construction	9	164	-	-	-
Real estate-mortgage	105	9	31	16	7
Consumer	422	137	41	158	102
Total recoveries	701	320	77	181	297

Net charge-offs	7,382	4,342	1,046	1,366	972
Provision charged to operations	1,435	16,132	1,275	1,431	1,300
Balance, end of period	$13,195	$19,142	$7,353	$7,124	$7,059

Annualized net credit losses to average loans	0.99%	0.59%	0.17%	0.24%	0.18%

Allowance for credit losses to period-end loans	1.87%	2.53%	1.11%	1.23%	1.25%

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

The reserve percentages utilized have been determined by management to be appropriate based on historical loan loss levels and the risk for each corresponding risk grade. Reserve percentages for risk grades 6 through 9 remained constant in 2006. The Company had 86.51% of its total commercial loans in risk grade 1 through 5 at yearend 2006, compared to 84.1% at yearend 2005.

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

Specific impairment under SFAS No. 114. Management evaluates individually significant loans in risk grades 7 through 9 on an individual basis for impairment. The specific allowance is calculated based upon a review of these loans and the estimated losses at the balance sheet date. At December 31, 2006 and 2005, the recorded investment in loans considered impaired was approximately $34.5 million and $58.3 million, respectively. Impaired loans at December 31, 2006 consisted of $2.1 million of retail loans past due 90 days or more, $29.4 million of risk grade 7 commercial loans, and $2.9 million of risk grade 8 commercial loans. Impaired loans at December 31, 2005 consisted of $3.1 million of retail loans past due 90 days or more, and $47.6 million of risk grade 7 commercial loans, $6.9 million of risk grade 8 commercial loans, and $648,000 of risk grade 9 commercial loans. Calculated reserves for impaired loans at December 31, 2006 totaled $4.7 million, compared to $11.6 million a year ago. The decline in the amount of impaired loans held by the Company resulted primarily from the ongoing emphasis being placed on the quality of the loan portfolio and continuing efforts to resolve the quality issues identified through he combined efforts of internal and external loan reviews.

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

The 2006 provision for credit losses totaled $1.4 million, compared to $16.1 million in 2005. As of December 31, 2006, nonperforming assets totaled $14.4 million, primarily comprised of $13.5 million in nonperforming loans and $0.9 million in other real estate owned. Those figures compare to $10.4 million in nonperforming loans and $1.5 million in other real estate owned at the end of 2005, totaling $11.9 million in nonperforming assets. Net charge-offs increased in 2006 to $7.4 million, or 0.99% of average loans outstanding, compared with $4.3 million, or 0.59% of average loans outstanding in the prior year. At December 31, 2006 and 2005 the allowance for credit losses as a percentage of yearend loans was 1.87% and 2.53%, respectively. The Company’s continued “workout” efforts focused during 2006 on problem loan areas within the loan portfolio, which led to an increased level of chargeoffs. The special provision for credit losses during 2005 resulted from the identification of these problem loans areas and these loans comprised the significant portion of the 2006 chargeoffs.

During 2006, the Company continued to focus on reviewing its loan portfolio and reclassifying its loans, as required. Risk grade loans classified special mention, substandard, doubtful and loss decreased to $63.7 million at yearend 2006, from $78.5 million at yearend 2005. The reserve requirement for this category of loans totaled $5.2 million and $11.8 million for 2006 and 2005, respectively. A diminution of credit risk occurred within the retail portfolio as retail loans past due 90 days or more decreased to $2.1 million at December 31, 2006, from $3.1 million at the end of 2005. The reserve requirements for the retail loans past due 90 days or more were $537,000 and $787,000 at December 31, 2006 and 2005, respectively.

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

Nonperforming Assets
(In thousands)
	As of December 31,
	2006	2005	2004	2003	2002

Nonperforming assets:
Nonaccrual loans	$13,042	$10,356	$3,450	$5,174	$3,614
Loans past due 90 days or more and still accruing interest	103	30	65	53	65
Troubled debt restructuring	376	-	-	-	-
Other real estate	889	1,483	5,559	5,191	1,662

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

The accompanying table presents the carrying values, fair values, and weighted average yields of our investment portfolio at December 31, 2006, 2005, and 2004; and the intervals of maturities or repricings at December 31, 2006:

Investment Securities
(Dollars in thousands)
	As of December 31, 2006			As of December 31, 2005
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and mortgage backed	$145,002	$142,333	4.12%	$159,694	$156,461	3.83%
State and municipal obligations (1)	65,544	65,458	5.92	38,276	37,858	5.49
Other debt securities	-	-	-	-	-	-
Other equity	9,377	9,336	5.00	7,600	7,571	4.47
Total investment securities (1)	$219,923	$217,127	4.10%	$205,570	$201,890	3.70%

	As of December 31, 2004
	Amortized Cost	Fair Value	Weighted Average Yield
U.S. government agencies and mortgage backed	$104,896	$103,777	3.09%
State and municipal obligations (1)	31,936	32,285	5.69
Other debt securities	-	-	-
Other equity	5,547	5,541	3.26
Total investment securities (1)	$142,379	$141,603	3.70%

	As of December 31, 2006
	Within One Year		After One Year to Five Years
	Amount	Yield	Amount	Yield

U.S. government agencies and mortgage backed	$25,632	2.91%	$80,791	4.25%
State and municipal obligations (1)	629	7.31	2,140	6.59
Total debt securities (1)	$26,260	3.01%	$82,930	4.31%

	As of December 31, 2006
	After Five Years to Ten Years		After Ten Years			Weighted Average
	Amount	Yield	Amount	Yield	Total	Yield (1)

U.S. government agencies and mortgage backed	$14,243	4.26%	$21,667	4.93%	$142,333	4.12%
State and municipal obligations (1)	23,204	5.49	39,485	6.11	65,458	5.92
Total debt securities (1)	$37,447	5.03%	$61,152	5.69%	$207,791	4.69%

(1) Yields stated on a tax equivalent basis.

See also Note 4 in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Information about the Company’s off-balance sheet risk exposure is presented in Note 17 to the accompanying consolidated financial statements.

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

Application of Critical Accounting Policies

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States and with general practice within the banking industry and are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements of the Company's 2006 Annual Report on Form 10-K. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Company’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk. The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group. Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines. Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly. While management uses the best information available to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used. See additional discussion under “Summary of Allowance for Credit Losses.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is considered to be interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen on our interest-earning assets and interest-bearing liabilities. Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets, over interest expense on interest-bearing liabilities.

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

Interest Sensitivity Analysis
At December 31, 2006
(Dollars in thousands)

	1 - 90 Day Sensitive	91 - 365 Day Sensitive	Total Sensitive Within One Year	Total Sensitive Over One Year	Total

Interest earning assets:
Loans, net of nonaccruals	$482,781	$34,218	$516,999	$176,626	$693,625
U. S. government agency	5,987	19,645	25,632	116,702	142,334
State and municipal obligations	607	1,055	1,662	63,796	65,458
Other investment securities	7,761	-	7,761	1,616	9,377
Overnight deposits	3,008	-	3,008	-	3,008
Total interest earning assets	500,144	54,918	555,062	358,740	913,802

Interest bearing liabilities:
NOW	20,641	-	20,641	13,761	34,402
MMI	67,626	-	67,626	67,626	135,252
Savings	10,054	-	10,054	6,703	16,757
Time deposits	187,957	309,636	497,593	47,517	545,110
Overnight borrowings	5,384	-	5,384	21,000	26,384
Junior subordinated notes	25,774	-	25,774	-	25,774
Other borrowings	-	25,000	25,000	30,000	55,000
Total interest bearing liabilities	317,436	334,636	652,072	186,607	838,679

Interest sensitivity gap	$182,708	$(279,718)	$(97,010)	$172,133	$75,123

Ratio of interest sensitive assets to liabilities	1.58	0.16	0.85	1.92	1.09

The measurement of the Company’s interest rate sensitivity, or “gap”, is a technique traditionally used in asset/liability management. The interest sensitivity gap is the difference between repricing assets and repricing liabilities for a particular time period. The table, “Interest Sensitivity Analysis,” indicates a ratio of rate sensitive assets to rate sensitive liabilities within one year at December 31, 2006, to be 0.85X. This ratio indicates that a larger balance of liabilities, compared to assets, could potentially reprice during the upcoming twelve-month period. Included in rate sensitive liabilities are certain deposit accounts (NOW, MMI, and savings) that are subject to immediate withdrawal and repricing, yet have no stated maturity. These balances are presented in the category that management believes best identifies their actual repricing patterns. This analysis assumes 60.0% of NOW and savings accounts, and 50.0% of MMI accounts, reprice within one year, and the remaining balances reprice after one year. The overall risk to net interest income is also influenced by the Company’s level of variable rate loans. These are loans with a contractual interest rate tied to an index, such as the prime rate. A portion of these loans may reprice on multiple occasions during a one-year period due to changes in the underlying rate index.

Approximately 64.3% of the total loan portfolio has a variable rate and reprices in accordance with the underlying rate index subject to terms of individual note agreements.

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

The table, “Market Sensitive Financial Instruments Maturities,” presents the Company’s financial instruments that are considered to be sensitive to changes in interest rates, categorized by contractual maturities, average interest rates and estimated fair values as of December 31, 2006.

Market Sensitive Financial Instruments Maturities
(Dollars in thousands)

	Contractual Maturities as of December 31, 2006
	2007	2008	2009	2010	2011	After Five Years	Total

Financial assets:
Debt securities	$26,260	$23,596	$25,354	$27,288	$6,692	$98,601	$207,791
Loans:
Fixed rate	82,065	42,695	43,224	36,807	37,610	10,385	252,786
Variable rate	159,693	55,731	56,421	36,252	37,042	109,221	454,360
Total	$268,018	$122,022	$124,999	$100,347	$81,344	$218,207	$914,937

Financial liabilities:
NOW	$34,402	$-	$-	$-	$-	$-	$34,402
MMI	135,252	-	-	-	-	-	135,252
Savings	16,757	-	-	-	-	-	16,757
Time deposits	496,971	27,677	12,026	5,446	2,946	44	545,110
Other borrowings	25,000	30,000	-	-	-	-	55,000
Junior subordinated notes	-	-	-	-	-	25,774	25,774
Federal funds purchased and retail repurchase	5,384	-	-	-	-	21,000	26,384
Total	$713,766	$57,677	$12,026	$5,446	$2,946	$46,818	$838,679

	Average Interest Rate	Estimated Fair Value

Financial assets:
Debt securities	4.07%	$207,654
Loans:
Fixed rate	7.68	254,844
Variable rate	8.61	449,133
Total		$911,631

Financial liabilities:
NOW	0.44	$29,204
MMI	4.47	133,796
Savings	0.33	14,174
Time deposits	4.61	547,883
Other borrowings	4.90	54,824
Trust preferred securities	6.70	36,178
Federal funds purchased and retail repurchase	3.57	26,334
Total		$842,395

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Quarterly Financial Data
(Dollars in thousands, except per share data)

2006	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$18,456	$18,572	$18,018	$17,888
Interest expense	9,092	9,185	8,479	7,786

Net interest income	9,364	9,387	9,539	10,102
Provision for credit losses	315	-	365	755

Net interest income after provision for credit losses	9,049	9,387	9,174	9,347

Noninterest income	1,459	1,406	1,311	1,332
Noninterest expense	7,700	7,305	6,845	7,057

Income before income taxes	2,808	3,488	3,640	3,622
Provision for income taxes	788	1,163	1,250	1,244

Net income	$2,020	$2,325	$2,390	$2,378

Earnings per share:
Basic	$0.29	$0.33	$0.34	$0.34
Diluted	$0.28	$0.32	$0.33	$0.33

2005	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Interest income	$17,182	$16,492	$15,061	$13,377
Interest expense	7,181	6,690	5,975	4,864

Net interest income	10,001	9,802	9,086	8,513
Provision for credit losses	13,627	1,187	638	680

Net interest income after provision for credit losses	(3,626)	8,615	8,448	7,833

Noninterest income	1,696	1,734	1,815	2,138
Noninterest expense	7,276	6,993	7,045	6,892

Income before income taxes	(9,206)	3,356	3,218	3,079
Provision for income taxes	(3,601)	1,138	1,083	1,036

Net income	$(5,605)	$2,218	$2,135	$2,043

Earnings per share:
Basic	$(0.80)	$0.32	$0.30	$0.30
Diluted	$(0.80)	$0.31	$0.29	$0.29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
FNB Financial Services Corporation

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FNB Financial Services Corporation and subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company' s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that FNB Financial Services Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, FNB Financial Services Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FNB Financial Services Corporation and Subsidiary (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006., and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, FNB Financial Service Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment. Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and OtherPostretirement Plans.

Charlotte, North Carolina
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
FNB Financial Services Corporation:

We have audited the accompanying consolidated balance sheets of FNB Financial Services Corporation and Subsidiary (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the FNB Financial Services Corporation and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, FNB Financial Services Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-based Payment. Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and OtherPostretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FNB Financial Services Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007 expressed unqualified opinions on both management’s assessment of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Charlotte, North Carolina
March 16, 2007

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets

December 31, 2006 and 2005
(Dollars in thousands, except per share data)

	2006	2005

ASSETS
Cash and due from banks	$25,665	$27,148
Investment securities:
Available for sale	211,011	195,926
Federal Home Loan Bank and Federal Reserve Bank Stock, at cost	6,116	5,964
Loans, net of allowance for credit losses of $13,195 in 2006 and $19,142 in 2005	693,951	738,825
Premises and equipment, net	19,609	14,307
Investment in life insurance	24,889	2,477
Accrued income and other assets	29,522	22,759
Total assets	$1,010,773	$1,007,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$87,047	$92,884
Interest-bearing	731,521	731,747
Total deposits	818,568	824,631
Short-term borrowings	30,384	27,305
Long-term debt	76,774	80,774
Accrued expenses and other liabilities	12,354	7,462
Total liabilities	938,080	940,172

Commitments and Contingent Liabilities: See Note 17.

Shareholders’ equity:
Preferred stock, no par value; Authorized - 10,000,000 shares; none issued	-	-
Common stock, $1.00 stated value;
Authorized - 75,000,000 shares; Outstanding -
7,060,241 in 2006 and 7,038,110 in 2005	7,060	7,038
Paid-in capital	23,190	22,233
Retained earnings	45,866	40,208
Accumulated other comprehensive loss	(3,423)	(2,245)
Total shareholders’ equity	72,693	67,233
Total liabilities and shareholders’ equity	$1,010,773	$1,007,406

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income

Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Interest income
Loans	$63,598	$56,012	$39,609
Federal funds sold and overnight deposits	610	320	194
Investment securities
Taxable	6,376	4,176	3,146
Tax exempt	1,838	1,318	1,343
Other	512	286	180
Total interest income	72,934	62,112	44,472
Interest expense
Deposits	29,035	21,483	13,559
Short-term borrowings	383	366	151
Long-term debt	5,124	2,860	1,377
Total interest expense	34,542	24,709	15,087
Net interest income	38,392	37,403	29,385
Provision for credit losses	1,435	16,132	1,275
Net interest income after provision for credit losses	36,957	21,271	28,110
Noninterest income
Service charges on deposit accounts	3,802	3,837	3,769
Mortgage banking fees	828	2,569	2,233
Investment services fees	402	485	507
Net gain on securities available for sale	32	-	109
Net gain on disposition of branch	-	-	700
Other noninterest income	444	493	768
Total noninterest income	5,508	7,384	8,086
Noninterest expense
Salaries and employee benefits	16,034	14,435	12,401
Occupancy expense	1,719	1,621	1,392
Furniture and equipment expense	3,014	3,043	2,873
Telecommunications expense	858	654	616
Marketing expense	935	1,041	942
Printing and supply expense	572	606	533
Other noninterest expense	5,775	6,807	5,009
Total noninterest expenses	28,907	28,207	23,766
Income before provision for income taxes	13,558	448	12,430
Provision (benefit) for income taxes	4,445	(344)	4,090
Net income	9,113	792	8,340
Other comprehensive income (loss)	540	(1,772)	(324)
Comprehensive income (loss)	$9,653	$(980)	$8,016
Net income per share, basic	$1.29	$0.11	$1.22
Net income per share, diluted	$1.26	$0.11	$1.17

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Common stock
Balance at beginning of period	$7,038	$5,550	$5,479
Stock repurchase	(124)	(40)	(184)
Stock split effected in the form of a stock dividend	-	1,398	-
Exercise of stock options	146	130	255
Balance at end of period	7,060	7,038	5,550

Paid-in capital
Balance at beginning of period	22,233	21,367	22,025
Stock repurchase	(1,727)	(815)	(3,266)
Exercise of stock options	1,162	1,224	2,332
Accrued stock based compensation	471	-	-
Tax benefit from exercise of stock options	1,051	452	276
Employee stock awards	-	5	-
Balance at end of period	23,190	22,233	21,367

Retained earnings
Balance at beginning of period	40,208	43,986	38,395
Net income	9,113	792	8,340
Cash dividends paid	(3,455)	(3,167)	(2,749)
Cash paid for fractional shares	-	(5)	-
Stock split effected in the form of a stock dividend	-	(1,398)	-
Balance at end of period	45,866	40,208	43,986

Accumulated other comprehensive income (loss)
Balance at beginning of period	(2,245)	(473)	(149)
Other comprehensive income (loss)	540	(1,772)	(324)
Adption of SFAS No. 158	(1,718)	-	-
Balance at end of period	(3,423)	(2,245)	(473)
Total shareholders’ equity	$72,693	$67,233	$70,430

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,113	$792	$8,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	1,062	2,423	1,455
Provision for credit losses	1,435	16,132	1,275
Stock based compensation expense	471	-	-
Gain on sale of securities available for sale	(32)	-	(109)
(Gain) loss on disposal of premises and equipment	95	30	(106)
Loss on disposal of other real estate owned	134	568	-
Gain on sale of branching operation	-	-	(700)
Deferred income taxes	2,199	(4,651)	(397)
Net change in loans held for sale	922	6,641	(9,233)
Changes in assets and liabilities:
(Increase) decrease in other assets	(11,396)	(6,097)	476
Increase (decrease) in other liabilities	3,174	8,480	1,956
Net cash provided by operating activities	7,175	24,318	2,957

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales, calls, and maturities of securities available for sale	29,902	23,740	31,059
Purchase of securities available for sale	(44,351)	(85,957)	(29,632)
Purchase of premises and equipment	(7,035)	(3,252)	(2,084)
Purchase of Bank-owned life insurance	(22,000)	-	-
Proceeds from disposal of premises and equipment	7	127	292
Proceeds from disposal of other real estate owned	1,218	2,994	733
Proceeds from sale of branch, net of cash transferred	-	-	700
Expenditures on other real estate owned	(55)	(255)	(185)
Net (increase) decrease in loans	43,585	(98,035)	(83,538)
Net cash provided by (used in) investing activities	1,271	(160,638)	(82,467)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(6,062)	100,345	82,379
Net increase (decrease) in other borrowings	(20,000)	30,000	(10,500)
Net increase (decrease) in federal funds purchased and retail repurchase agreements	19,078	(14,229)	6,171
Proceeds from issuance of junior subordinated notes	-	25,774	-
Excess tax benefits from share-based arrangements	1,051
Repurchase of common stock	(1,851)	(855)	(3,450)
Proceeds from issuance of common stock	1,308	1,354	2,589
Cash dividends paid and cash paid in lieu of fractional shares	(3,455)	(3,167)	(2,752)
Net cash provided by (used in) financing activities	(9,929)	139,221	74,437

Net increase (decrease) in cash and cash equivalents	(1,483)	2,902	(5,073)
Cash and cash equivalents, beginning of year	27,148	24,246	29,319
Cash and cash equivalents, end of year	$25,665	$27,148	$24,246

Supplemental disclosures
Transfer of loans to other real estate	$705	$1,494	$2,312
Decrease in fair value of securities available for sale, net of tax	(885)	(1,772)	(324)
Interest paid on deposits and borrowed funds	34,155	15,453	15,104
Income taxes paid	2,238	4,694	4,680

See notes to consolidated financial statements

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

Nature of operations

The Bank provides a variety of financial services to individual and corporate customers in North Carolina through its thirteen full-service branches in Reidsville, Madison, Eden, Ruffin, Greensboro, Burgaw, and Wilmington, North Carolina. A majority of the Bank’s North Carolina customers are located in Rockingham, Guilford, and New Hanover Counties. The Bank also provides a variety of financial services to customers in Virginia through its four full-service branches in Norton, Harrisonburg, and Pennington Gap, Virginia. A majority of the Bank’s Virginia customers are located in Wise, Russell, Lee, Rockingham, and Augusta Counties. FNB Southeast’s primary deposit products are noninterest-bearing checking accounts, interest-bearing checking accounts, money market accounts, certificates of deposit and individual retirement accounts. Its primary lending products are commercial, real estate, and consumer loans.

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

Other Than Temporary Impairment of Investment Securities

Our policy regarding other than temporary impairment of investment securities requires continuous monitoring. Individual investment securities with a fair market that is less than 80% of original cost over a continuous period of two quarters are evaluated for impairment during the subsequent quarter. The evaluation includes an assessment of both qualitative and quantitative measures to determine whether, in management’s judgment, the investment is likely to recover its original value. If the evaluation concludes that the investment is not likely to recover its original value, the unrealized loss is reported as an other than temporary impairment, and the loss is recorded as a securities transaction on the Consolidated Statement of Income. If the evaluation indicates a loss of asset value, management may elect to record an other than temporary impairment immediately.

Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Loans are placed on nonaccrual status when: (i) management has concerns relating to the ability to collect the loan principal and interest and (ii) generally when such loans are ninety days or more past due. Interest income is subsequently recognized only to the extent cash payments are received. Mortgage loans included in the warehouse line of credit are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis.

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

Per share data

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS No. 128 requires disclosure of two earnings per share amounts: basic net income per share of common stock and diluted net income per share of common stock. Basic net income per share of common stock is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during each year. Diluted net income per share of common stock is computed by dividing net income plus any adjustments to net income related to the issuance of dilutive potential common shares, comprised solely of outstanding options to purchase shares of common stock, by the weighted average number of shares of common stock outstanding during each year plus the number of potential dilutive common shares.

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

Segment information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in their annual financial statements and in condensed financial statements for interim periods issued to stockholders. It also requires that public business enterprises report related disclosures and descriptive information about products and services provided by significant segments, geographic areas, and major customers, differences between the measurements used in reporting segment information and those used in the enterprise’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

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

Recent accounting pronouncements

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments, which is a revision of SFAS No. 123 Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees over the period during which an employee is required to provide service in exchange for the award, which will often be the shorter of the vesting period of the period the employee will be retirement eligible. SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee-stock purchase plans (“ESPPs”). Awards to most nonemployee directors will be accounted for as employee awards. See Note 12 - Stock based Compensation for financial disclosures related to SFAS No. 123(R).

On January 1, 2006, the Company also adopted Staff Accounting Bulletin No. 107 (“SAB 107”), which contains guidance on applying the requirements in SFAS No. 123(R). SAB 107 provides guidance on valuation techniques, development of assumptions used in valuing employee share options and related MD&A disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS No. 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. While SFAS No. 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS No. 158”). SFAS No. 158 requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 became effective for the Company as of the end of the fiscal year ending December 31, 2006. See Footnote 18 for further information. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses the diversity in practice by registrants when quantifying the effect of an error on the financial statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements and is effective for annual periods ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective December 31, 2006, and the adoption did not have a material impact on the Company’s financial results.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 will be effective for the beginning of the Company’s 2007 fiscal year, with adoption treated as a cumulative-effect-type adjustment to retained earnings as of the beginning of 2007. The Company does not anticipate recording any material adjustment as a result of adopting this Interpretation.

In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF Issue 06-4”). EITF Issue 06-4 requires that for endorsement split-dollar insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 or Accounting Principles Board (APB) Opinion No. 12 based on the substantive agreement of the employee. If the employee has effectively agreed to maintain a life insurance policy during postretirement periods, the costs of the life insurance policy during the postretirement periods should be accrued in accordance with either FASB Statement No. 106 or APB Opinion No. 12. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF Issue 06-4 on its financial statements.

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

Reclassification

Certain items for 2005 and 2004 have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income or shareholders’ equity as previously reported.

Note 2 - Proposed merger

On February 26, 2007, the Company entered into a definitive agreement with LSB Bancshares, Inc. (“LSB”) to combine in a merger of equals. LSB, headquartered in Lexington, North Carolina is the holding company for Lexington State Bank. As soon as practicable following the merger of the holding companies, the Bank will be merged with and into Lexington State Bank. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of LSB and the Company, which vote is scheduled to occur in the second quarter of 2007, and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close in the third quarter of 2007. The Company’s shareholders will receive 1.07 shares of LSB common stock for each share of the Company’s common stock. At December 31, 2006, LSB operated 25 offices through Lexington State Bank and had approximately $986,000,000 in total assets, $750,000,000 in loans, $818,000,000 in deposits and $88,900,000 in shareholders’ equity. In connection with the merger, it is expected that the Company’s shareholders will receive approximately 7,558,000 shares of LSB common stock.

Note 3 - Restriction on cash and due from banks

The Bank maintains average required reserve balances with the Federal Reserve. The average amounts of these reserve balances for the years ended December 31, 2006 and 2005 were $2,738,000 and $2,770,000, respectively.

Note 4 - Investment securities

Investment securities at December 31 consist of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
2006:
Available for sale:
U.S. government agency securities	$102,998	$15	$(1,607)	$101,406
Mortgage backed securities	42,004	19	(1,096)	40,927
State and municipal obligations	65,544	345	(431)	65,458
Other debt securities	3,261	-	(41)	3,220
Total available for sale
Federal Home Loan Bank and Federal	213,807	379	(3,175)	211,011
Reserve Bank stock	6,116	-	-	6,116
Total investment securities	$219,923	$379	$(3,175)	$217,127
2005:
Available for sale:
U.S. government agency securities	$117,993	$36	$(2,213)	$115,816
Mortgage backed securities	41,701	1	(1,057)	40,645
State and municipal obligations	38,276	248	(666)	37,858
Other debt securities	1,636	-	(29)	1.607
Total available for sale
Federal Home Loan Bank and Federal	199,606	285	(3,965)	195,926
Reserve Bank stock	5,964	-	-	5,964
Total investment securities	$205,570	$285	$(3,965)	$201,890

The aggregate cost of the Company’s cost method equity investment, Federal Home Loan Bank stock and Federal Reserve Bank stock, totaled $6,116,000 at December 31, 2006. Because of the redemption provisions of these entities, the Company estimates that the fair value equals the cost of these investments and that they are not impaired.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized position, at December 31, 2006 and 2005. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.  Since none of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations, and the Company has the intent and ability to hold until recovery; none of the securities are deemed to be other than temporarily impaired.

2006	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair alue	Unrealized losses	Fair Value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$5,546	$34	$92,577	$1,573	$98,123	$1,607
Mortgage backed securities	3,475	25	33,560	1,070	37,035	1,096
State and municipal obligations	23,466	171	14,047	260	37,513	431
Other debt securities	3,220	42	-	-	3,220	41
Total temporarily impaired securities	$35,707	$272	$140,184	$2,903	$178,891	$3,175

2005	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
(In thousands)
Investment securities:
U.S. government agency securities	$38,474	$381	$59,750	$1,832	$98,224	$2,213
Mortgage backed securities	29,044	602	11,601	455	40,645	1,057
State and municipal obligations	17,445	331	6,528	335	23,973	666
Other debt securities	1,607	29	-	-	1,607	29
Total temporarily impaired securities	$86,570	$1,343	$77,879	$2,622	$162,842	$3,965

The amortized cost and estimated market value of debt securities at December 31, 2006, by contractual maturities, are shown in the accompanying schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$26,542	$26,260
Due after one through five years	84,374	82,930
Due after five through ten years	38,025	37,448
Due after ten years	61,605	61,153
Total debt securities	$210,546	$207,791

Proceeds from the sale of investment securities available for sale, gross realized gains, and gross realized losses for the years ended December 31 were as follows:

	2006	2005	2004
	(In thousands)
Proceeds from sales	$1,921	$11,459	$15,195
Gross realized gains	32	66	150
Gross realized losses	-	66	41

At December 31, 2006 and 2005, investment securities with a carrying value of approximately $93,840,000 and $71,118,000, respectively, were pledged as collateral to secure public deposits and for other purposes.

Note 5 - Loans

Major classifications of loans at December 31, are as follows:

	2006	2005
	(In thousands)
Commercial, financial and agricultural	$60,435	$77,007
Consumer	132,141	147,163
Real estate:
Residential mortgage	116,287	142,305
Commercial mortgage	173.203	177,986
Construction	225,080	213,506
Gross loans	707,146	757,967
Less: allowance for credit losses	13,195	19,142
Loans, net of allowance	$693,951	$738,825

At December 31, 2006 and 2005, the recorded investment in loans considered impaired was approximately $34,467,000 and $58,264,000, respectively. The related allowance for credit losses on these impaired loans was approximately $4,722,000 and $11,611,000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005 and 2004 was approximately $46,366,000, $25,409,000, and $11,851,000, respectively.

Impaired loans at December 31, 2006 consisted of $32,320,000 of impaired commercial loans and $2,147,000 of retail loans past due 90 days or more. Impaired loans at December 31, 2005 consisted of $55,118,000 of impaired commercial loans and $3,146,000 of retail loans past due 90 days or more. The amount of interest income recorded on nonperforming loans during 2006, 2005 and 2004 amounted to $658,000, $365,000, and $186,000, respectively. Interest income on nonperforming loans is recorded when cash is actually received.

Note 6 - Allowance for credit losses

Changes in the allowance for credit losses for the years ended December 31 were as follows:

	2006	2005	2004
	(In thousands)
Balance at beginning of year	$19,142	$7,353	$7,124
Provision for credit losses	1,435	16,132	1,275
Recoveries	701	320	77
Losses charged off	(8,083)	(4,662)	(1,123)
Balance at end of year	$13,195	$19,142	$7,353

Note 7 - Premises and equipment

Premises and equipment at December 31 is summarized as follows:

	2006	2005
	(In thousands)
Land	$6,741	$3,642
Building and leasehold improvements	11,179	9,953
Equipment	16,305	13,905
Subtotal	34,225	27,500
Less accumulated depreciation and amortization	14,616	13,193
Total premises and equipment, net	$19,609	$14,307

Depreciation and amortization expense amounting to $1,631,000, $1,932,000, and $1,785,000, for the years ended December 31, 2006, 2005, and 2004, respectively, is included in occupancy and equipment expense.

Note 8 - Deposits

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was approximately $111,826,000 and $116,623,000 in 2006 and 2005, respectively. The accompanying table presents the scheduled maturities of time deposits at December 31, 2006.

Year ending December 31,	(In thousands)

2007	$496,971
2008	27,677
2009	12,026
2010	5,446
2011	2,946
Thereafter	44
Total time deposits	$545,110

Note 9 - Short-term borrowings and long-term debt

The following is a schedule of federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings:

	Balance as of December 31	Interest Rate as of December 31	Average Balance	Average Interest Rate	Maximum Outstanding at Any Monthend
2006	(dollars in thousands)
Federal funds purchased and securities
sold under agreements to repurchase	$26,384	3.55%	$7,719	2.85%	$26,384
FHLB borrowings	55,000	4.90%	69,932	4.79%	75,000
Total	$81,384		$77,651		$101,384

2005
Federal funds purchased and securities
sold under agreements to repurchase	$7,305	1.49%	$16,974	2.16%	$28,199
FHLB borrowings	75,000	4.23%	62,285	3.79%	75,000
Total	$82,305		$79,259		$103,199

2004
Federal funds purchased and securities
sold under agreements to repurchase	$21,534	1.82%	$16,747	0.91%	$25,992
FHLB borrowings	45,000	3.30%	47,393	2.91%	57,500
Total	$66,534		$64,140		$83,492

At December 31, 2006, the Bank had an approximately $177 million line of credit with the FHLB under which $55.0 million was outstanding. This line of credit is secured with FHLB stock and a blanket floating lien on qualifying 1 to 4 family residential mortgage loans and qualifying commercial real estate. The outstanding amounts consist of $25.0 million maturing in 2007, and $30.0 million maturing in 2008.

Federal funds purchased represent unsecured overnight borrowings from other financial institutions by the Bank. Securities sold under agreements to repurchase represent short-term borrowings by the Bank, with overnight maturities collateralized by securities of the United States government or its agencies.

The Company entered into a reverse repurchase agreement on December 8, 2006. The $21,000,000 transaction has a repurchase date of December 8, 2016, is callable after one year, with quarterly calls thereafter. The transaction is subject to a floating rate of 3 month LIBOR minus 100 basis points for the first year and a fixed rate of 4.03% following the first year. The purchased mortgage-backed securities had a market value of $25.3 million at December 31, 2006.

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

The following is a schedule of the components of short-term borrowings and long-term debt:

	2006	2005
	(In thousands)
Short-term borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$5,384	$7,305
FHLB borrowings	25,000	20,000
Total short-term borrowings	$30,384	$27,305

Long-term debt:
FHLB borrowings	$30,000	$55,000
Securities sold under a reverse repurchase agreement	21,000	-
Junior subordinated notes	25,774	25,774
Total long-term debt	$76,774	$80,774

Note 10 - Income taxes

The components of income tax expense for the years ended December 31 are as follows:

	2006	2005	2004
	(In thousands)
Current tax expense
Federal	$2,124	$3,791	$3,864
State	202	516	623
Total current	2,326	4,307	4,487
Deferred tax (benefit) expense
Federal	1,854	(4,089)	(290)
State	265	(562)	(107)
Total deferred	2,119	(4,651)	(397)
Total income tax expense (benefit)	$4,445	$(344)	$4,090

The significant components of deferred tax assets at December 31 are as follows:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$5,043	$7,309
Non-qualified deferred compensation plans	962	1,073
Deferred loan fees	16	394
Nonaccrual interest	249	66
Net unrealized loss on securities available for sale	1,090	1,435
Net unrealized loss related to adoption of SFAS No. 158	1,162	-
Stock based compensation	111	-
Other	260	213
Total	8,893	10,490
Deferred tax liabilities:
Depreciable basis of property and equipment	607	875
Prepaid expenses	250	270
Other	18	24
Total	875	1,169
Net deferred tax assets	$8,018	$9,321

There is no valuation allowance for deferred tax assets, as management believes that realization of the deferred tax assets will more likely than not be realized. The provision for income taxes differs from that computed by applying the federal statutory rate of 35% as indicated in the following analysis:

	2006	2005	2004
	(In thousands)
Tax based on statutory rates	$4,745	$157	$4,350
Increase (decrease) resulting from:
Effect of tax-exempt income	(526)	(399)	(427)
State income taxes, net of federal benefit	303	(30)	335
Other, net	(77)	(72)	(168)
Total provision for income taxes	$4,445	$(344)	$4,090

Note 11 - Lease commitments

The minimum annual lease commitments under noncancelable operating leases in effect at December 31, 2006, are as follows:

Year Ending December 31	(In thousands)

2007	$937
2008	783
2009	742
2010	652
2011	212
Thereafter	182
Total lease commitments	$3,508

Rental expense was $1,081,000, $970,000, and $722,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 12 - Related party transactions

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

(In thousands)	2006	2005
Balance, beginning of year	$5,854	$3,591
Advances during year	4,708	4,550
Repayments during year	(4,636)	(2,287)
Balance, end of year	$5,926	$5,854

NOTE: Unused credit available at December 31, 2006 totaled $5,046,000.

Note 13 - Stock based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) which was issued by the FASB in December 2004. SFAS No. 123(R) revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123(R) requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123(R) also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

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

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was approximately $471,000, $0, and $0 for the years ended December 31, 2006, 2005, and 2004, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $111,000 for the year ended December 31, 2006.

At the 1996 Annual Meeting, the shareholders approved the Omnibus Equity Compensation Plan (the “1996 Omnibus Plan”). The 1996 Omnibus Plan authorizes the Board of Directors to grant stock options to directors, executives, and key employees of the Company. Options granted under the

1996 Omnibus Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the 1996 Omnibus Plan must be granted at a price not less than the fair market value at the date of grant. If an award grant is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the plan. The 1996 Omnibus Plan expired in 2006 and as of December 31, 2006 no more options may be granted.

The Long Term Stock Incentive Plan (the “2006 Omnibus Plan”) was approved by the shareholders of the Company at the annual meeting of shareholders held on May 18, 2006 and relates to an aggregate of up to 500,000 shares of common stock which may be issued pursuant to the exercise of various rights granted under the 2006 Omnibus Plan. Under the 2006 Omnibus Plan, the participants may be granted or awarded eligible options, rights to receive restricted shares of common stock and/or performance units. Except with respect to awards then outstanding, all awards must be granted or awarded on or before May 18, 2016. As of December 31, 2006, no options have been granted under the 2006 Plan.

The following is a summary of stock option activity and related information for the years ended December 31:

	2006		2005		2004
	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price	Options	Weighted Avg. Exercise Price

Outstanding -
Beginning of year	1,134,471	$13.61	962,041	$11.64	1,126,761	$9.95
Granted	-	-	377,500	17.18	175,000	15.95
Exercised	(145,905)	8.96	(147,414)	9.19	(321,996)	8.03
Forfeited	(76,860)	15.46	(57,656)	14.92	(17,724)	12.64
Outstanding - End
of year	911,706	$14.20	1,134,471	$13.61	962,041	$11.64

Exercisable - End
of year	552,439	$12.91	557,575	$11.43	594,694	$10.94
Weighted average fair value of options granted during the year	$-		$3.16		$3.03

The following is a summary of information on outstanding and exercisable options at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.04 - 8.01	81,442	3.21	$ 7.58	81,442	$ 7.58
$ 8.28 - 14.52	225,016	5.19	10.19	186,332	10.08
$15.31 - 16.16	259,759	3.86	15.96	204,440	15.97
$16.32 - 18.11	345,489	8.39	17.04	80,225	17.08
	911,706	5.85	$ 14.20	552,439	$ 12.91

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during 2006. Options were granted in 2005 and 2004 with the following weighted average assumptions: dividend yield of 2.48% for 2005 and 3.07% for 2004; expected volatility of 17.0% for 2005 and 16.0% for 2004; risk free interest rates of 3.94% for 2005 and 3.68% for 2004, and expected lives of seven years for both years.

These plans provide that shares granted come from the Company’s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. Subject to certain provisions for acceleration, the options granted in 1996 and thereafter vest ratably over a four-year period. No option will be exercisable after ten years from the date granted.

For the years ended December 31, 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $870,000 and $1,215,000. The fair value of options vested during the periods was approximately $471,000 and $345,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2006 was $1,308,000. The actual benefit realized for the tax deductions from option exercise of the share-based arrangements totaled $290,000 for the year ended December 31, 2006. A total of $1,051,000 was recorded in 2006, of which $762,000 was related to the year ended December 31, 2005.

As of December 31, 2006, there was $717,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all of the Company’s stock benefit plans. That cost is expected to be recognized over a weighted average period of 1.04 years.

The adoption of SFAS No. 123(R) and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed under APB 25. The effect (increase / (decrease)) of the adoption of SFAS No. 123(R) for the year ended December 31, 2006 is as follows:

Income before income tax expense	$(471,000)
Net income	$(311,000)

Cash flow from operating activities	$(1,051,000)
Cash flow provided by financing activities	$1,051,000

Basic earnings per share	$(0.04)
Diluted earnings per share	$(0.04)

The following table illustrates the effect on net income available to common shareholders if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to the years ended December 31, 2005 and 2004:

(Dollars in thousands, except per share data)	2005	2004
Net income, as reported	$792	$8,340
Less: Stock based compensation as calculated per fair value method, net of tax effect	(516)	(346)
Proforma net income	$276	$7,994
Earnings per share:
Basic - as reported	$0.11	$1.22
Basic - proforma	$0.04	$1.17
Diluted - as reported	$0.11	$1.17
Diluted - proforma	$0.04	$1.13

Note 14 - Other comprehensive income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for the disclosure of comprehensive income in the Company’s consolidated financial statements. Comprehensive income is defined as net income plus transactions and other occurrences, which are the result of non-owner changes in equity.

Other comprehensive income is defined as comprehensive income exclusive of net income. Unrealized gains (losses) on available for sale investment securities, represent the two components of the Company’s other comprehensive income. Other comprehensive loss at December 31 consists of the following:

	2006	2005	2004
	(In thousands)
Unrealized holding gains (losses) on securities AFS	$917	$(2,874)	$(423)
Tax effect	(357)	1,102	165
Unrealized holding gains (losses) on AFS, net of tax	560	(1,772)	(258)

Reclassification adjustment for realized gains	(32)	-	(109)
Tax effect	12	-	43
Reclassification adjustment for realized gains, net of tax	(20)	-	(66)

Other comprehensive (loss), net of tax	$540	$(1,772)	$(324)

Note 15 - Net income per share

The following is a reconciliation of the numerator and denominator of basic common stock and diluted net income per share of common stock as required by SFAS No. 128:

	For the year ended December 31,
	2006	2005	2004
Basic:
Net income available to common shareholders	$9,113,000	$792,000	$8,340,000
Weighted average shares outstanding	7,058,582	6,997,540	6,872,035
Net income per share, basic	$1.29	$0.11	$1.22

Diluted:
Net income available to common shareholders	$9,113,000	$792,000	$8,340,000
Weighted average shares outstanding	7,058,582	6,997,540	6,872,035
Effect of dilutive securities:
Stock options	169,479	211,613	274,381
Weighted average shares outstanding and dilutive potential shares outstanding	7,228,061	7,209,153	7,146,416
Net income per share, diluted	$1.26	$0.11	$1.17

For the years ended December 31, 2006, 2005, and 2004, there were 615,114 options, 373,125 options, and 173,178 options, respectively, that were antidilutive since the exercise price exceeded the average market price for the year.

Note 16 - FNB Financial Services Corporation (Parent Company)

The parent company’s principal asset is its investment in its subsidiary, FNB Southeast. The principal source of income of the parent company is dividends received from its subsidiary.

	2006	2005	2004
	(In thousands)
Condensed balance sheets
Assets
Cash and due from banks	$871	$1,282
Investment in wholly-owned subsidiary	95,151	90,886
Other assets	2,445	839
Total assets	$98,467	$93,007
Liabilities	$25,774	$25,774
Shareholders’ equity	72,693	67,233
Shareholders’ equity and other liabilities	$98,467	$93,007
Condensed statements of income
Dividends from subsidiary	$5,190	$2,763
Management fees	300	300
Noninterest income	52	26
Noninterest expense	(1,914)	(901)
Income before tax benefit	3,628	2,188
Income tax benefit	512	241
Income before equity in undistributed net income of subsidiary	4,140	2,429
Equity in undistributed net income (loss) of subsidiary	4,973	(1,637)
Net income	$9,113	$792

Condensed statements of cash flows
Cash flows from operating activities
Dividends received from subsidiary	5,190	$2,763	$4,255
Management fees received	300	300	300
Cash paid for franchise tax, registration cost, acquisition cost and other	(1,350)	(653)	(362)
Change in other assets and liabilities, net	(1,605)	(474)	831
Net cash provided by operating activities	2,535	1,936	5,024

Cash flows from investing activities
Investment in subsidiary	-	(25,000)	-
Other, net	-	(303)	-
Net cash used in investing activities	-	(25,303)	-

Cash flows from financing activities
Repurchase of common stock	(1,850)	(855)	(3,450)
Dividends paid, net of DRIP	(3,455)	(3,167)	(2,752)
Proceeds from issuance of junior subordinated notes	-	25,774	-
Excess tax benefit from share-based arrangements	1,051	-	-
Exercise of stock options	1,308	1,354	2,589
Net cash provided by (used in) financing activities	(2,946)	23,106	(3,613)

Increase (decrease) in cash	(411)	(261)	1,411
Cash at beginning of year	1,282	1,543	132
Cash at end of year	$871	$1,282	$1,543
Reconciliation of net income to cash provided by operating activities
Net income	$9,113	$792	$8,340
Adjustments to reconcile net income to net cash provided by operating activities:
Change in other assets and liabilities, net	(1,605)	(474)	831
Equity in undistributed (net income) loss of subsidiary	(4,973)	1,626	(4,147)
Net cash provided by operating activities	$2,535	$1,944	$5,024

Note 17 - Off-balance sheet arrangements

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

	Contract or Notional Amount
	2006	2005
	(In thousands)
Commitments to extend credit	$169,804	$200,346
Commercial letters of credit	2,909	943
Total commitments and contingent liabilities	$172,713	$201,289

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Note 18 - Employee benefit plans

The Company’s non-contributory defined benefit pension plan covers substantially all of its employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and a percentage of qualifying compensation during final years of employment. Contributions to the plan are based upon the projected unit credited actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Plan assets consist primarily of cash and cash equivalents, U.S. government securities, and common stocks. The following table outlines the changes in the Company’s pension obligations, assets and funded status for the years ended December 31, 2006 and 2005, and the assumptions and components of net periodic pension cost for the two or three years in the period ended December 31, 2006.

	2006	2005
	(Dollars in thousands)
Change in benefit obligation
Projected benefit obligation at beginning of year	$8,599	$6,879
Service cost	765	695
Interest cost	490	435
Actuarial loss	(425)	818
Benefits paid	(416)	(228)
Projected benefit obligation at end of year	9,013	8,599
Change in plan assets
Fair value of plan assets at beginning of year	5,943	5,847
Actual return on plan assets	568	323
Employer contribution	1,212	-
Benefits paid	(417)	(228)
Fair value of plan assets at end of year	7,306	5,943
Funded status
Plan assets less than projected benefit obligation	(1,707)	(2,656)
Unrecognized net actuarial loss	-	2,834
Unrecognized prior service charge	-	113
Pension asset (liability)	$(1,707)	$291

	2006	2005
Amounts recognized in the statement of financial position consists of:	(Dollars in thousands)
Pension asset	$-	$291
Accrued benefit liability	1,707	-
Deferred tax asset	1,162	-
Accumulated comprehensive income	(1,718)	-
Net amount recognized	$1,151	$291

The Company adopted SFAS 158 on its effective date of December 31, 2006. The following table summarizes the effect on retirement benefit-related amounts reported in the consolidated balance sheet.

	Effect of Adopting SFAS 158 December 31, 2006 (Dollars in thousands)
	Before Adoption	Adjustments	After Adoption
Other assets
Prepaid pension cost	$638	$(638)	$-
Deferred tax asset	-	1,162	1,162
Other liabilities
Benefit liability	-	1,707	1,707
Shareholders’ equity
Accumulated other comprehensive income	-	(1,718)	(1,718)

	2006	2005	2004
Components of net periodic pension cost	(Dollars in thousands)
Service	$766	$695	$508
Interest	490	435	361
Expected return on plan assets	(546)	(524)	(430)
Amortization of prior service cost	155	131	54
Net periodic pension cost	$865	$737	$493

Weighted-average assumptions
Discount rate	6.00%	5.75%	6.00%
Expected return on plan assets	9.00%	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%	5.00%

Weighted-average asset allocations at December 31, 2006	Market Value	Percent
Debt securities:
Federated US Government	$575	7.9%
Black Rock Government Fund	581	7.9
Pimco Bond Investment	722	9.9
First Trust Institutional Money Market	71	1.0
	1,949	26.7
Equity securities:
Oppenheimer Value Fund	909	12.4
American Growth Fund	1,103	15.1
Calvert Bond Fund	649	8.9
American Euro Pacific Growth	376	5.1
Fundamental Investors Inc.	860	11.8
Columbia Acorn Fund	219	3.0
First American SmallCap	148	2.0
First American MidCap	357	4.9
Fidelity Advisor MidCap	370	5.1
Capital World Growth and Income	366	5.0
	5,357	73.3
Net	$7,306	100.0%

Target allocations are established based on periodic evaluation of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2006 is included in the accompanying table.

Plan Assets	Long-Term Allocation Target	Actual Allocation as of December 31, 2006
Equity securities	49% - 75%	73.3%
Debt securities	18% - 28%	26.7%
Real estate	0% - 10%	-
Other (primarily cash)	2% - 3%	-
Total	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long-term rate of return on assets. This resulted in the selection of the 9.00% rate used in 2006 and to be used for 2007. The minimum required contribution for 2006 is $462,183 and no contribution is expected for 2007. The expected benefit payments for the next five years are as follows: (1) 2007 - $188,175, (2) 2008 - $242,178, (3) 2009 - $242,746, (4) 2010 - $251,603, and (5) 2011 - $303,945.

The Company has a Supplemental Executive Retirement Plan (“SERP”) that allows the Company to supplement the level of certain executives’ retirement income over the amount obtainable through the tax-qualified retirement plan. The net expense related to the SERP for the years ended December 31, 2006, 2005, and 2004 was $290,000, $474,000, and $431,000, respectively. The corresponding liability related to this plan was $2,426,000 and $2,345,000 as of December 31, 2006 and 2005, respectively.

The Bank also has a separate contributory 401(k) savings plan covering substantially all employees. The plan allows eligible employees to contribute up to a fixed percentage of their compensation, with the Bank matching a portion of each employee’s contribution. The Bank’s contributions were $220,000 for 2006, $216,000 for 2005, and $162,000 for 2004.

A deferred compensation plan allows the directors and certain senior officers of the Company and the Bank to defer the compensation they earn for performance of their appointed duties for the Company and the Bank. Each plan participant makes an annual election to either receive that year’s compensation currently or to defer receipt until his or her death, disability or retirement. Effective November 1, 1999, the deferred compensation balances were transferred to a Rabbi trust. The balances in the trust at December 31, 2006 and 2005 were $2,692,000 and $2,130,000, respectively.

Note 19 - Regulatory matters

The primary source of funds for the dividends paid by the Company to its shareholders is dividends received from the Bank. The Bank is restricted as to dividend payout by state laws applicable to banks and may pay dividends only out of undivided profits. Additionally, dividends paid by the Company may be limited due to maintaining minimum capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. At December 31, 2006, the Bank had undivided profits of approximately $40.1 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which they are subject.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2006

Total Capital (To Risk Weighted Assets)
Consolidated	$110,324	13.7%	$64,272	≥8.0%	$	N/A
Bank	106,999	13.3	64,208	≥8.0		80,260	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	100,243	12.5	32,136	≥4.0		N/A
Bank	96,927	12.1	32,104	≥4.0		48,156	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	100,243	9.8	40,726	≥4.0		N/A
Bank	96,927	9.5	40,657	≥4.0		50,821	≥5.0%

December 31, 2005

Total Capital (To Risk Weighted Assets)
Consolidated	$103,514	13.2%	$62,704	≥8.0%	$	N/A
Bank	101,373	13.0	62,573	≥8.0		78,216	≥10.0%
Tier 1 Capital (To Risk Weighted Assets)
Consolidated	91,751	11.7	31,352	≥4.0		N/A
Bank	91,480	11.7	31,286	≥4.0		46,929	≥6.0%
Tier 1 Capital (To Average Assets)
Consolidated	91,751	9.1	40,542	≥4.0		N/A
Bank	91,480	9.0	40,510	≥4.0		50,638	≥5.0%

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

Investment in bank-owned life insurance. The carrying value of bank-owned life insurance approximates fair value because this investment is carried at cash surrender value, as determined by the insurer.

Deposits. The fair value of noninterest-bearing demand deposits and NOW, savings, and money market deposits are the amounts payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Retail and Wholesale Repurchase Agreements. The carrying value of federal funds purchased and retail and wholesale repurchase agreements is considered to be a reasonable estimate of fair value.

Other borrowings. The fair values of these liabilities are estimated using the discounted values of the contractual cash flows. The discount rate is estimated using the rates currently in effect for similar borrowings.

Accrued interest. The carrying amounts of accrued interest approximate fair value.

Financial instruments with off-balance sheet risk. The fair value of financial instruments with off-balance sheet risk is considered to approximate carrying value, since the large majority of these future financing commitments would result in loans that have variable rates and/or relatively short terms to maturity. For other commitments, generally of a short-term nature, the carrying value is considered to be a reasonable estimate of fair value. The various financial instruments were disclosed in Note 17.

The estimated fair values of financial instruments at December 31 are as follows:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$25,665	$25,665	$27,148	$27,148
Investment securities
Available for sale	211,011	211,011	195,926	195,926
Other equity securities	6,116	6,116	5,964	5,964
Loans held for sale	2,745	2,745	3,667	3,667
Loans	693,951	690,782	738,825	739,169
Investment in life insurance	24,899	24,899	2,477	2,477
Accrued interest receivable	7,309	7,309	6,521	6,521
Financial liabilities:
Deposits	818,568	812,104	824,631	820,055
Federal funds purchased and retail and
wholesale repurchase agreements	26,384	26,334	7,305	7,305
Other borrowings	80,774	91,004	100,774	101,486
Accrued interest payable	1,585	1,585	1,069	1,069

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

Note 21 - Memorandum of Understanding - Lifted as of 12/31/2006

On February 23, 2006, the Company and the Bank entered into a Memorandum of Understanding (the “MOU”) with the Reserve Bank and the Commission. The MOU generally required:

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

The Company and the Bank took prompt and aggressive actions to address the issues discovered in the Bank’s internal reviews and through independent consultants, as well as those additional concerns raised by the Reserve Bank.

Following the most recent joint safety and soundness examination conducted by the Reserve Bank and the Commission which was completed in late 2006, the Company and the Bank were found to be substantially in compliance with the MOU. Effective December 31, 2006, the MOU was lifted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its CEO, Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the Company’s CEO, CFO, and CAO each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, the Company effectively maintained disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO, CFO, and CAO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

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

Management’s assessment of the effectiveness of the Company’s Internal Control over Financial Reporting as of December 31, 2006 has been audited by Dixon Hughes PLLC, an independent registered public accounting firm, as stated in its report (which expressed an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006) which appears herein.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s CEO, CFO, and CAO, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2006. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Directors and Executive Officers - The following table provides information about the Company’s directors and anyone nominated or chosen to become a director.

Name and Age [1]	Principal Occupation, Business Experience and Other Directorships	Director Since	Term Ends
Gary G. Blosser, 58	President and Owner, Shenandoah Nurseries, Inc., Shenandoah Landscape Services, Inc. and Glen-Gary, Inc. Previously, President and owner, STM Landscape Services, Inc. (landscaping contractor).	1999	2008

C. Arnold Britt, 57	President and owner, Carolina Apothecary, Inc. and Belmont Pharmacy, Inc.	1985	2009

Alex A. Diffey, Jr., 57	Banking Consultant. Interim Chief Credit Officer of the Bank between October, 2005 and January 2007. Previously, he was a consultant with Thurmand Clower & Associates, specializing in loan portfolio reviews, and prior to that, he was an employee of First Union National Bank (now known as Wachovia Corporation) for 32 years in various commercial lending, loan administration and capital markets positions, including Chief Credit Officer and Senior Vice President of First Union National Bank of South Carolina, Senior Vice President and a Senior Credit Officer of Wachovia Securities.	2006	2009

Barry Z. Dodson, 58	Certified public accountant and owner of Barry Z. Dodson, CPA; Chairman of the Board of Directors of the Company.	1997	2009

Joseph H. Kinnarney, 53	Doctor of Veterinary Medicine; President and owner, Reidsville Veterinary Hospital, Inc., Bel-Air Veterinary Hospital, Mebane Veterinary Hospital and Greensboro Pet Spa & Resort, Inc.	1988	2008

Robbie Perkins, 51	President and co-owner, NAI Piedmont Triad (real estate firm); former Member, Greensboro City Council; Co-owner, Guilford Group and Roswell Associates (real estate development and management partnerships).	2005	2007

Pressley A. Ridgill, 54	President and Chief Executive Officer of the Bank and the Company.	2005	2007

E. Reid Teague, 57	President and owner, Eden Oil Co., Inc.	2002	2007

Name and Age[1]	Principal Occupation, Business Experience and Other Directorships	Director Since	Term Ends
Elizabeth S. Ward, 45	Chief Financial Officer and Treasurer, The Moses Cone Health System	-	-

Kenan C. Wright, 53	President, The Wright Co. of N.C., Inc. (general contractor)	1990	2008

___________________

1 Ages are given as of December 31, 2006.

The Bank currently has a ten member board of directors which, with the exception of Elizabeth S. Ward, who is nominated for election to the Board of the Company at the upcoming shareholders’ meeting, is comprised of the same persons who are directors of the Company. Those persons elected to the Board of the Company at the annual meeting will be also be elected by the Company as directors of the Bank.

The following table provides information about executive officers and all persons chosen to become executive officers of either the Company and/or the Bank.

Name	Age [1]	Positions Held During The Past Five Years	Employed by the Company and/or the Bank Since
Pressley A. Ridgill	54	President, Chief Executive Officer and Director of the Company and the Bank. Previously Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of the Bank.	2000

Michael W. Shelton	45	Executive Vice President, Chief Financial Officer and Secretary of the Company and Bank; Treasurer of the Company.	1996

K. Dwight Willoughby	52	Senior Vice President, Chief Accounting Officer and Controller of the Company and the Bank. Prior to 2003, Insurance Analyst - Republic Mortgage Insurance Company, responsible for managing relationships with captive reinsurance customers.	2003

William W. Budd, Jr.	44	Executive Vice President and Chief Credit Officer of the Bank. Prior to 2007, Executive Vice President and various other Senior management positions - Sun Trust Bank (formerly Central Carolina Bank)	2007
G. Richard Webster	51	Senior Vice President and Chief Lending Officer of the Bank. 2005-2006, Regional President and various other management position within the Bank. 2004, Vice President and Sr. Account Executive - GE Commercial Finance. Prior to 2004, Business consultant to banking industry clients.	2005
____________________

1 Ages are given as of December 31, 2006.

Audit Committee of the Board of Directors

The Company has a separately designated standing audit committee, established in accordance with section 3(a)(58)(A) of the Exchange Act (the “Audit Committee”). During 2006 the Audit Committee was composed of four of our independent directors, Mr. Blosser, Chairman, Dr. Kinnarney, and Messrs. Dodson and Wright.

The Board has determined that Barry Z. Dodson qualifies as an “audit committee financial expert” as defined under applicable SEC rules and regulations. This determination was based, among other things, upon Mr. Dodson’s extensive experience as a certified public accountant for over 33 years and his position as a CPA with his own accounting firm. The Board has also determined that the other members of the Committee meet the relevant financial literacy standards and are “independent,” as that term is defined in rule 4200 (a)(15) of the NASDAQ Marketplace Rules.

(b) Section 16(a) Compliance - Directors, executive officers, and greater than 10% shareholders of the Company are required by Section 16(a) of the Exchange Act to file reports with the SEC regarding the amount of and changes in their beneficial ownership of Common Stock. Copies of these filings are required to be given to the Company. During 2006, the Company did not have any greater than 10% shareholders.

Based solely on a review of the copies of such forms we received and written representations from the Company’s executive officers and directors, we believe that during the fiscal year ended December 31, 2006, all of its executive officers and directors complied with all applicable Section 16(a) filing requirements, with the following exceptions: Mr. Dodson purchased 1,100 shares of the Company’s common stock on April 24, 2006.  We received notification and filed a report with the SEC on May 11, 2006.  Also, on May 11, Mr. Dodson purchased 600 shares through The Madison Investment Club.  We received notification and filed a report with the SEC on May 16, 2006. Mr. Perkins purchased 2,545 shares through his IRA on August 21, 2006.  We received notification and filed a report with the SEC on August 25, 2006. Finally, Mr. Wright purchased of 105 shares through his IRA on July 28, 2006.  We received notification and filed a report with the SEC on August 2, 2006.

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

The following Compensation Disclosure and Analysis (“CD&A”) provides information about the Company’s executive compensation program, and specifically the compensation paid to the Company’s President and Chief Executive Officer, Pressley A. Ridgill, and its Executive Vice President and Chief Financial Officer, Michael W. Shelton, (together, the “named executive officers”) and its directors. Later in this Annual Report on Form 10-K, you will find a series of tables containing specific information about the compensation awarded to, earned by or paid to the Company’s directors and named executive officers in 2006.

Compensation Committee
The Company’s executive compensation program is administered by its Compensation Committee in accordance with its charter, a copy of which is available on the “Investor Information” section of our website at http://www.fnbsoutheast.com. The charter provides that members be appointed to the Committee by the Chairman on an annual basis, upon the recommendation of the Nominating and Governance Committee, and subject to the ratification of the Board.  The charter further requires that the Committee consist of three or more members, each of whom must satisfy various independence standards. The Board has determined that, except for Mr. Perkins, each member of the Compensation Committee is “independent”, as that term is defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules, qualifies as a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and is an “outside director” for the purposes of Section 162(m) of the Code.  The Board waived the “independence” requirement for Mr. Perkins, after satisfying itself that the committee otherwise comprised three “independent” directors, and that Mr. Perkins properly removed himself from any Committee consideration of transactions in which he had a conflict of interest. See Item 13 for full details of the transactions between the Company and Mr. Perkin’s real estate firm, NAI Piedmont Triad during 2006.

To assist in evaluating the Bank and the Company’s executive officers, the Committee has authority to retain compensation consulting firms. During 2006 the Company did not use any compensation consultants. During 2006, the Compensation Committee met four times.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an employee of the Company or any of its subsidiaries. None of our executive officers serve on the compensation committee or as a director of another entity of which an officer or director of the Company serves on the Compensation Committee. As disclosed in Item 13, the Board of Directors determined that by virtue of transactions involving Mr. Perkins’ real estate firm, NAI Piedmont Triad, Mr. Perkins, was not “independent,” as that term is defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. See Item 13 for full details the transactions between the Company and NAI Piedmont Triad during 2006.

Objectives
The overall objective of our compensation program is to create long-term value for our shareholders. Toward this goal, we have designed and implemented our compensation program for our named executive officers to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the Company.

The annual and long-term compensation programs are intended to be competitive with median levels of incentive compensation paid by our competitors, and were developed based upon an analysis of surveys of compensation programs of financial institutions of similar size and characteristics in NC and the southeast United States, as reported in various sources, including the North Carolina Bankers Association Survey, the Bank Administration Institute Survey, Virginia Bankers Association Survey, America’s Community Bankers Survey and SNL Executive Compensation Review.

During 2006, for our named executive officers, these elements consisted of base salary, performance-based cash awards under the 2006 Annual Management Incentive Plan, matching contributions under the Bank’s 401(k) Retirement Plan (the “401(k) Plan”); retirement benefits under the Company’s Employees’ Pension Plan (the “Pension Plan”) and the Benefit Equivalency Plan (supplemental executive retirement); the Company’s Non-Qualified Deferred Compensation for Directors and Senior Management; the Company’s Change of Control Severance Plans; universal life insurance benefits; group life, health and other insurance benefits.

Compensation Program Decision Process
The Committee has responsibility for matters involving the compensation of the executive officers of the Company and the Bank. It is tasked with evaluating the Company’s financial performance and relative shareholder return in determining executive compensation, and providing oversight of management’s decisions concerning performance and compensation of other senior officers. In doing so, the Committee’s principal responsibility is to align the incentives of executives with actions that will enhance long-term shareholder value.

At least annually, the Committee reviews and approves corporate goals and objectives relevant to Mr. Ridgill’s compensation, evaluates his performance in light of those goals and objectives, and provides recommendations to the Board for its consideration. In addition, the Committee also provides recommendations concerning compensation policies, incentive compensation, long term equity participation and benefit plans generally. The Committee delegates to Mr. Ridgill the responsibility to determine appropriate levels of salaries and incentive bonuses for our other officers, including the other named executive officer, within ranges approved by the Committee. Primary consideration is given to individual performance and to attainment of individual goals and objectives that are established at the beginning of each year. Additional consideration is given by both the Committee (with regard to Mr. Ridgill) and Mr. Ridgill (with regard to other officers) to the demonstration of the leadership skills needed to enable the Company to achieve the business objectives established by the Board.

Elements of Compensation
The following is a discussion of each element of the compensation program for 2006 with respect to our named executive officers, and a description of how each element of compensation is determined.

Base Salaries At the beginning of 2006, Mr. Ridgill’s base salary was $250,000. His salary was reviewed during the first half of the year and was increased to $300,000, effective July 1, 2006, so as to achieve a base salary of $275,000 for 2006. Mr. Ridgill’s base salary for 2006 was set on an objective basis by the Board of Directors based on the recommendation of the Compensation Committee, using specific performance criteria within a range determined by the Committee to be competitive. The performance criteria included: (i) establishing a systematic reporting process monitoring actions taken toward achieving compliance with the MOU; (ii) implementing a new organizational structure with increased management strength and depth and; (iii) recruitment of an interim Chief Credit Offer and establishing revised policies and procedures that addressed concerns expressed by the bank examiners. The Committee concluded his prior achievements were significant in terms of the Company’s growth and profitability, and that Mr. Ridgill’s 2006 base salary level was reasonable and in accordance with the salary administration guidelines prepared from peer group data. Mr. Ridgill’s 2006 salary was 85.4% of the median base salary paid to chief executive officers of banks of comparable size, and reflected a 10% increase over his 2005 base salary.

Mr. Shelton’s 2006 base salary was $142,500. It was set, within ranges approved by the Compensation Committee, by Mr. Ridgill based on Mr. Ridgill’s evaluation of Mr. Shelton’s performance and level of responsibility, as well as his contribution to the Company’s financial performance for the prior fiscal year. The salary ranges were set by the Compensation Committee based on its evaluation of the level of demands and responsibility required by his position, his prior achievements, and the levels of compensation paid by financial institutions of comparable size for similar positions. Mr. Shelton’s 2006 base salary was 93.8 % of the median base salary paid to chief financial officers of banks of comparable size, and reflected a 17.3% increase over his 2005 base salary.

Cash Incentive Bonuses The cash incentive bonuses paid for 2006 to each of the executive officers were determined under the terms of the 2006 Annual Management Incentive Plan, based in part on the Company’s achievement of specified goals, such as a minimum net income, over a specified period (generally one calendar year) and each participant’s individual performance in achieving profit center, cost efficiency, loan production, and other similar operational goals and objectives. The 2006 Annual Management Incentive Plan used a “target bonus” approach to determine the size of each participant’s bonus. A participant’s base salary, salary grade and level of accountability and responsibility as of the first day of the fiscal year are used to determine his or her target bonus. During 2006, individual target bonuses, as a percentage of annual base salary, ranged from a low of 5% to a high of 35%. The overall bonus fund is the sum of the target bonuses for all participants. Actual bonus amounts for participants in the 2006 Annual Management Incentive Plan may be higher or lower than their target bonus amounts and are based upon a comparison of the Company’s actual performance to the designated performance measures and upon the participant’s achievement of his or her individual goals and objectives. The maximum bonus for any participant generally may not exceed 123% of his or her target bonus. Payment of bonuses under the 2006 Annual Management Incentive Plan are made within approximately 60 days of the end of the fiscal year. In the event the Company does not meet its financial performance objectives, upon the recommendation of our President and Chief Executive Officer, discretionary awards may still be made to officers and management employees if they meet planned individual goals during the specified period. For the year ended December 31, 2006, we did not meet the Company’s financial performance measures, but did meet a majority of the designated individual performance measures, resulting in an overall bonus fund of 73% of target bonuses. On the recommendation of the President and Chief Executive Officer, discretionary awards were made to those officers and management employees who met planned individual goals during 2006. Under the 2006 Management Incentive Plan, the Company awarded cash incentive under totaling $559,591 to 65 officers.

Of this amount, Mr. Shelton was awarded a cash incentive bonus of $26,375. Mr. Shelton met all his individual goals, which included the implementation of selected profitability strategies and participation in investor relations presentations, as determined by the Chief Executive Officer. Mr. Ridgill’s target incentive in 2006 was calculated, weighted 60% on Bank-wide profit plan objectives and 40% on individual goals. He received a bonus of $19,250 based on the achievement of the following individual goals: (i) Significant progress during 2006 toward removing the MOU; (ii) Documented progress toward realigning and adding depth to the Bank’s senior management structure. In addition, in recognition of Mr. Ridgill’s achievement in successfully addressing the issues raised in the MOU, the Board awarded Ridgill a separate performance bonus of $50,000.

Matching Contributions under 401(k) Plan The 401(k) Plan is a tax-qualified defined contribution plan designed to provide eligible employees of the Bank a vehicle for increasing their retirement savings. All Bank employees are eligible to participate in the 401(k) Plan after attaining the age of 21 and completing one qualifying year of service. The named executive officers participated in the 401(k) Plan during 2006, on the same basis as all other eligible employees of the Bank. The matching contributions for Mr. Ridgill and Mr. Shelton were based on a formula contained in the terms of the 401(k) Plan and were not related to the Company’s or the individual officer’s performance for the year. Each eligible employee of the Bank may elect to contribute on a pre-tax basis to the 401(k) Plan 1 % to 50% of his or her compensation, subject to certain limitations imposed by the Code. The Bank is obligated under the terms of the 401(k) Plan to match 50% of each eligible employee’s pre-tax contributions (excluding the employee’s pre-tax contributions in excess of 6% of compensation). In 2006, the Bank’s matching contributions totaled approximately $220,000, including $8,250 contributed for Mr. Ridgill, and $3,937 contributed for Mr. Shelton.

Employees' Pension Plan All full-time employees of the Bank are eligible to participate in a defined benefit pension plan, designed to attract and reward employees for service to the Bank, in a tax efficient manner.  Annual benefits under this pension plan are calculated as follows: (a) For service prior to January 1, 2007, one and one-quarter of one percent (1.25%) of final average compensation, multiplied by the number of years of credit service; (b) For service after January 1, 2007, one percent (1.0%) of final average compensation, multiplied by the number of years of credit service; and (c) Additionally, sixty-five hundredths of one percent (.65%) of final average compensation in excess of the applicable social security covered compensation in effect at the time of employment termination, multiplied by the number of years of service (subject to a maximum of 35 years).

Benefit Equivalency Plan (supplemental executive retirement) Effective January 1, 2002, the Bank implemented a non-qualified supplemental retirement benefits plan for certain officers. The plan is designed to provide a retirement benefit to the officers while at the same time minimizing the financial impact on the Bank’s earnings. The plan provides retirement benefits based on an index formula. The index formula consists of the earnings on a specific life insurance policy, reduced by an amount equal to the Bank’s opportunity cost. Following an officer’s retirement, the Bank pays the earnings in excess of the opportunity cost to the officer annually. These payments continue for a period between ten years and the life of the officer. The Bank has purchased life insurance policies on the participating officers that are actuarially designed to offset the annual expenses associated with the index formula benefit. The Bank is the sole owner of all of the policies. Mr. Ridgill and selected executive officers participate in the Benefit Equivalency Plan. Mr. Shelton did not participate in this plan during 2006. During 2006, the net present value of Mr. Ridgill’s benefit under this plan increased by $52,438.

Awards under 2006 Omnibus Plan The Company believes that the granting of incentive and non-qualified stock options, rights to receive restricted shares of common stock and/or performance units under the 2006 Omnibus Plan (“Awards”) is the most appropriate form of long-term compensation for executive officers, since it aligns the executives’ incentives with the long-term interests of its stockholders and encourages stock ownership among executives. The granting of Awards is discretionary and is limited by the terms and conditions of the Plan. No Awards were granted to either Mr. Ridgill or Mr. Shelton during 2006. Because of the MOU and changes in the accounting rules pertaining to the expensing of stock option grants, it was decided not to grant any Awards under this Plan during 2006.

Potential Payments Upon Termination or Change in Control The Company and the Bank has an employment agreement with Mr. Ridgill (described below) which provides for certain payments upon termination of employment or in the event of a change in control of the Company. While Mr. Shelton does not have an employment agreement, he is covered by one of the Bank’s severance policies, described below. We believe that the employment agreement with Mr. Ridgill serves a number of important functions, including (i) retention of our president and chief executive officer; (ii) mitigation of any uncertainty about future employment and continuity of leadership in the event of a change in control; and (iii) protection of the Company and customers through non-compete and non-solicitation covenants. Similarly, we believe that the severance policies serve an important function by mitigating any uncertainty about future employment and continuity of leadership in the event of a change in control.

Severance Policies  The Board has adopted two severance policies for our senior officers, who are not covered by a currently effective severance agreement (the “Severance Policies”). The first policy applies to any officer (other than an officer covered by a currently effective severance agreement) who has been employed for five years or more and who has attained the office of Senior Vice President or above. Any officer covered by this first policy would be entitled to payments in the event of a “change in control” of the Company or the Bank and if the officer is not offered a position with the Company or the Bank, or the successor of either, at the officer’s current salary or if the officer is required to maintain an office more than 25 miles from his or her office before the “change in control.” Any officer employed for less than ten years would receive payments for one year, any officer employed for more than ten years but less than 15 years would receive monthly payments for 18 months, and any officer employed for more than 15 years would receive payments for two years. The second severance policy also covers our officers (except those who are otherwise covered by a current severance agreement) who have attained the level of Senior Vice President or above, have been employed for less than five years and are recommended for participation by our President and Chief Executive Officer and Board of Directors. Senior officers subject to this second policy receive payments only if they are terminated as a result of a “change in control.” Any officer employed for less than three years would receive monthly payments for six months, and any officer employed for more than three years but less than five years would receive monthly payments for nine months. Under both Severance Policies, payments to any officer would immediately cease if the officer became an officer, director, employee, consultant, or more than one percent owner of any bank or savings and loan institution within 50 miles of our principal executive offices and in connection with such position is responsible for soliciting or servicing depositors, borrowers or other customers. No amounts have ever been paid under either Severance Policy. The first policy applies to Mr. Shelton, and based on his current compensation and years of service, it is estimated that in the event that he became entitled to payment under the policy such payment would be $247,500 paid over a period of 18 months, at the same intervals as he currently receives his base salary.

Ridgill 2004 Employment Agreement In 2004, Mr. Ridgill, then Executive Vice President and Chief Operating Officer of the Company and President and Chief Operating Officer of the Bank, entered into an Employment and Change of Control Agreement with the Company and the Bank (the “2004 Employment Agreement”). The 2004 Employment Agreement provided for an initial term of 30 months ending December 31, 2006. Mr. Ridgill’s initial annual base salary under the 2004 Employment Agreement was $225,000. It subsequently increased to $250,000 in 2005, and to $300,000 as of July 1, 2006. The 2004 Employment Agreement provided for a number of benefits, including participation in various compensation plans offered to our employees and senior management. These plans included the 1996 Omnibus Plan, the Annual Management Incentive Plan, and the Benefit Equivalency Plan (supplemental executive retirement). Other fringe benefits provided to Mr. Ridgill under the 2004 Employment Agreement included an annual automobile allowance of $12,000. The 2004 Employment Agreement provided that upon (i) termination of employment by the Company or the Bank within one year after a “change in control,” (ii) Mr. Ridgill’s required relocation to a location other than the Company’s executive offices in Greensboro, North Carolina, or (iii) a reduction in Mr. Ridgill’s duties, responsibilities, prerogatives and authority under the agreement, he would be entitled to receive the sum of all accrued obligations, an amount equal to 2.99 times his salary, an amount equal to his cash bonus for the last completed fiscal year prorated for the remaining number of days remaining in the fiscal year after his termination, and continued participation in all benefit plans and fringe benefits, except qualified plans, for a period of time equal to the lesser of the remainder of his employment period under the 2004 Employment Agreement or until he becomes reemployed. Upon termination after a “change in control,” all stock options granted to Mr. Ridgill (subject to certain conditions in cases of recent grants) and all benefits under non-qualified benefit plans would vest immediately.

In the event Mr. Ridgill’s employment was terminated by the Company or the Bank other than for “cause,” death or disability, the 2004 Employment Agreement provided for payment of (a) an amount equal to his salary through the date of termination, (b) payment of all accrued obligations, (c) an amount equal to the product of the number of days remaining in the employment period and Mr. Ridgill’s base salary divided by 365 and (d) provision of benefits to Mr. Ridgill and his family for the remaining employment period or longer period as may be provided by any particular benefit plan or until Mr. Ridgill becomes re-employed.

Ridgill 2007 Employment Agreement On January 25, 2007, Mr. Ridgill entered into an Employment and Change of Control Agreement with the Company and the Bank (the “2007 Employment Agreement”). The 2007 Employment Agreement replaced the 2004 Employment Agreement, which expired on December 31, 2006. The 2007 Employment Agreement has a term of three years, ending as of December 31, 2009, and provides for a base salary at the rate of at least $300,000 per year. It also provides for a number of benefits also offered to our senior management, including participation in various compensation plans. These plans include the 2006 Omnibus Plan, the Annual Management Incentive Plan and Long Term Incentive Plan, and the Benefit Equivalency Plan (supplemental executive retirement).

Other fringe benefits provided to Mr. Ridgill under the agreement include an annual automobile allowance of $15,000, and reimbursement of its operating expenses. The termination provisions are substantially the same as under the 2004 Employment Agreement, as described above. If terminated upon a change of control, the provisions of his agreement would entitle Mr. Ridgill to payment of approximately $1,056,000.

Other Benefits The Bank also provides Mr. Ridgill and Mr. Shelton the same benefits that are afforded to all of our employees, including group insurance covering health, life and disability, details of which are footnoted to the Summary Compensation table below.

Interrelationship of Compensation Elements The above elements of each named executive officer’s compensation are not inter-related. For example, if the expected level of bonus is not achieved, the base salary is not increased to make up the difference. Similarly, the value of previously granted options is not considered by the Committee in recommending the other elements of the compensation package, such as base salary and cash incentive bonus.

Tax Deductibility of Executive Compensation Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to each of it five most highly paid executive officers. Thus far, none of our named executive officers have received compensation in excess of the Section 162(m) limitation and, therefore, all compensation has been fully deductible.

Other Matters While we believe that it is important that our executive officers and directors own shares of the Company’s common stock, and all of the named executive officers and directors own common stock and/ or options to purchase common stock pursuant to our stock option plans, we do not have minimum equity requirements or guidelines, except as required by State law.

Summary Compensation Table

The following table shows, for the fiscal year ended December 31, 2006, the cash compensation received by, as well as certain other compensation paid or accrued for 2006, for our named executive officers, Messrs. Ridgill and Shelton, each of whom serves the Company and the Bank in the offices noted. Cash compensation is paid by the Bank, not the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Pressley A. Ridgill, President and Chief Executive Officer	$ 275,000	$50,000	$ 19,250	$ 93,300	$ 27,190(3)	$ 464,740
Michael W. Shelton, Executive Vice President and Chief Financial Officer	$ 142,500	0	$ 26,375	$ 20,148	$ 9,876(4)	$ 198,899

(1) Amounts shown as non-equity plan compensation accrue in the year indicated, and are paid in the following year.
(2) Amounts shown represent the change in the net present value of the executive’s accrued pension benefit from December 31, 2005 to December 31, 2006. For Mr. Ridgill, $40,862 is related to the FNB Financial Services Corporation Employees’ Pension Plan (“Pension Plan”), and $52,438 is related to the Benefit Equivalency Plan. For Mr. Shelton, the amount is related entirely to the Pension Plan.
(3) Includes $8,250 401(k) matching contributions, $12,000 car allowance and $6,940 insurance premiums.
(4) Includes $3,937 401(k) matching contributions and $5,939 insurance premiums.

Outstanding Equity Awards at Fiscal Year-End Table

The following table shows certain information for those outstanding equity awards at December 31, 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Pressley A. Ridgill	11,719	0	$7.04	11/16/10
Pressley A. Ridgill	7,812	0	$7.64	3/15/11
Pressley A. Ridgill	14,062	0	$8.33	9/20/11
Pressley A. Ridgill	14,648	4,883[1]	$10.75	1/7/13
Pressley A. Ridgill	7,811	7,814[2]	$15.97	1/23/14
Pressley A. Ridgill	3,437	10,313[3]	$18.11	1/3/15
Pressley A. Ridgill	7,499	22,501[4]	$16.50	10/20/15
Michael W. Shelton	5,469	0	$16.16	12/11/07
Michael W. Shelton	5,469	0	$15.84	7/16/08
Michael W. Shelton	3,906	0	$11.20	2/18/09
Michael W. Shelton	7,031	0	$7.68	10/21/09
Michael W. Shelton	390	0	$8.33	9/20/11
Michael W. Shelton	4,101	1,368[1]	$10.75	1/7/13
Michael W. Shelton	4,687	4,688[5]	$15.97	1/23/14
Michael W. Shelton	1,562	4,688[6]	$18.11	1/3/15
Michael W. Shelton	1,249	3,751[7]	$16.50	10/20/15

1 These options became exercisable on January 7, 2007.
2 Of this amount, 3,907 options became exercisable on 1/23/07, and 3,907 options become exercisable on 1/23/08.
3 Of this amount, 3,437 options became exercisable on 1/3/07, 3,438 options become exercisable on 1/3/08 and 3,438 options become exercisable on 1/3/09.
4 Of this amount, 7,500 options become exercisable on 10/20/07, 7,500 options become exercisable on 10/20/08 and 7,501 options become exercisable on 10/20/09.
5 Of this amount, 2,344 options became exercisable on 1/23/07, and 2,344 options become exercisable on 1/23/08.
6 Of this amount, 1,562 options became exercisable on 1/3/07, 1,563 options become exercisable on 1/3/08 and 1,563 options become exercisable on 1/3/09.
7 Of this amount, 1,250 options become exercisable on 10/20/07, 1,250 options become exercisable on 10/20/08 and 1,251 options become exercisable on 10/20/09.

Option Exercises and Stock Vested Table

The following table shows certain information concerning the exercise of stock options by the named executive officers during the year ended December 31, 2006.

OPTION EXERCISES

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Pressley A. Ridgill	0	0
Michael W. Shelton	11,664(1)	$77,558(1)

(1) Mr. Shelton’s stock option exercises consisted of the following: Exercised 3,332 options on June 7, 2006 with an exercise price of $8.01 per option and a fair market value on that date of approximately $15.01; Exercised 8,332 options on December 4, 2006 with an exercise price of $8.28 per option and a fair market value on that date of approximately $14.80.

Pension Benefits Table

The following table shows, for the fiscal year ended December 31, 2006, the pension benefits paid or earned by our named executive officers, Messrs. Ridgill and Shelton. Both Mr. Ridgill and Mr. Shelton participate in the FNB Financial Services Corporation Employees’ Pension Plan (“Pension”), while only Mr. Ridgill (and certain other individuals who are not named executive officers) participates in the Benefit Equivalency Plan (“BEP”).

PENSION BENEFITS

Name	Name of Plan	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Pressley A. Ridgill	Pension(1)(2)	6	140,442	0
Pressley A. Ridgill	BEP(1)(3)	6	110,495	0
Michael W. Shelton	Pension(1)(2)	10	76,734	0

(1) The “normal retirement age” (the age at which the participants may retire with no reduction in benefits to be paid) is age 65 for both plans
(2) Annual benefits to be paid under the Pension plan are calculated by multiplying 1.00% of the participant’s “final average compensation” (1.25% for service prior to January 1, 2007) by the number of years credited service.
(3) Annual benefits to be paid under the BEP plan are described under the heading “Benefit Equivalency Plan” above.

Nonqualified Deferred Compensation Table

The following table shows, for the fiscal year ended December 31, 2006, the nonqualified deferred compensation paid to our named executive officers, Messrs. Ridgill and Shelton. Mr. Shelton does not elect to defer any portion of his compensation.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Pressley A. Ridgill	35,092	0	17,304	0	151,821
Michael W. Shelton	0	0	0	0	0

(1) Includes $27,292 of compensation for Mr. Ridgill’s service as President and Chief Executive Officer, which is included in the amount reported as base salary for Mr. Ridgill in the table above under the heading “Summary Compensation Table”. Also includes $7,800 of compensation for Mr. Ridgill’s service as a member of the Board of Directors, which is included as fees earned in the table below under the heading “Director Compensation”.

Director Compensation

Our directors who are not officers or employees of the Company or the Bank are entitled to receive a retainer and fees for meetings of the Board and its committees. Directors who are employees receive only fees for Board meetings attended. We also reimburse directors for their travel expenses incurred in attending meetings. During 2006, each of our non-employee directors received a retainer of $15,000. Additionally, directors received a fee of $650 for each meeting of the Board and $400 for each meeting of a committee of the Board attended (except that the Chairman of the Board received a fee of $1,300 for each Board meeting attended and committee chairmen received a fee of $800 for attendance at each of their committee meetings). As of January 1, 2007, directors will receive a fee of $1,000 for each meeting of the Board and $500 for each meeting of a committee of the Board attended (except that the Chairman of the Board will receive a fee of $2,000 for each Board meeting attended and the committee chairmen will receive a fee of $1,000 for attendance at each of their committee meetings).

In order to increase the stock ownership of directors and further align their interests with our shareholders, the directors are eligible for awards under the 2006 Omnibus Plan, which the Company implemented in September 2006. Previously, directors were eligible for awards under the 1996 Omnibus Plan. No awards were granted under either plan to any director or executive officer during 2006.

All of the Company’s directors also are eligible to participate in the Company’s Deferred Compensation Plan, which is intended to provide additional financial incentives and retirement security for the directors and certain senior management employees, and to allow for deferral of up to 100% of directors’ fees. Under this plan, deferred compensation is invested in mutual funds offered under a trust agreement with Morgan Trust Company.

The Boards of Directors of the Company and the Bank have historically been composed of the same persons. Under a policy of the Bank’s Board of Directors, a director of the Bank who retires upon reaching the age of 70 becomes a director emeritus. In such role, he or she is available to the Bank’s Board to provide opinions and suggestions and is requested to continue to promote the Bank’s services and business. Each director emeritus receives a monthly fee based on years of service and calculated as a percentage of the fee per Board meeting attended then being paid to current members of the Bank’s Board (“Regular Fees”). For service of ten or fewer years, the percentage is 25% of the Regular Fees, for service of eleven to nineteen years the percentage is 50%, and for service of 20 or more years, the percentage is 75%. During 2006, each director emeritus received a payment of $487.50 for each of the 12 meetings of the Board held during that fiscal year (an aggregate of $5,850). The following individuals currently serve as directors emeriti: W. Apple, Jr., E. Green, P. Lambeth, Dr. C. Payne, J. Stanley and E. Trent, Jr. Based on the increase in directors fees described above, each director emeritus will receive a payment of $750.00 for each meeting of the Board attended, beginning January 1, 2007.

The following table reports all forms of compensation paid to or accrued for the benefit of each director during the 2006 fiscal year.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Gary G. Blosser	29,600	0	29,600
C. Arnold Britt	30,400	0	30,400
Alex A. Diffey, Jr.	5,200	0	5,200
Barry Z. Dodson	50,200	0	50,200
Joseph H. Kinnarney	39,750	0	39,750
Robbie Perkins	35,600	0	35,600
Pressley A. Ridgill	7,800	0	7,800
E. Reid Teague, Jr.	33,600	0	33,600
Kenan C. Wright	28,950	0	28,950

Compensation Committee Report
The Compensation Committee has reviewed and discussed this CD&A with management and, based on such review and discussions, has recommended to the Board that the CD&A be included in the Company’s proxy statement and this Annual Report on Form 10-K.

C. Arnold Britt, Chairman
Joseph H. Kinnarney
Barry Z. Dodson
Robbie Perkins

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock by each director who held office during 2006, each of our “named executive officers”, each nominee to our Board, and all of the directors and named executive officers as a group. Rule 13d-3 under the Exchange Act provides that a person beneficially owns shares if he or she has voting and/or investment power over those shares. The business mailing address for each of the following individuals is: Post Office Box 18807, Greensboro, North Carolina 27419.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Outstanding Common Stock on March 5, 2007[2]
Gary G. Blosser 3	28,221	*

C. Arnold Britt 4	101,709	1.37%

Alex A. Diffey, Jr.	1,000	*

Barry Z. Dodson 5	64,552	*

Joseph H. Kinnarney 6	82,030	1.11%

Robbie Perkins	7,776	*

Pressley A. Ridgill 7	103,593	1.39%

Michael W. Shelton 8	43,013	*

E. Reid Teague, Jr. 9	33,462	*

Elizabeth A. Ward	-	*

Kenan C. Wright 10	80,403	1.08%

All directors and named executive officers as a group (11 persons)[11]	545,759	7.35%
____________________
1	Except as otherwise noted, all shares are owned and held of record by the named individual, his spouse or minor children, or other entities controlled by the named individual.
2	Based upon 7,063,952 shares of outstanding common stock (and options held by the named individuals) as of March 5, 2007. An asterisk (*) indicates an amount less than 1% of outstanding shares.
3	Includes 25,936 shares which Mr. Blosser could purchase under presently exercisable options and options that will be exercisable within 60 days (“Option Shares”).
4	Includes 54,061 Option Shares held by Mr. Britt.
5	Includes 43,514 Option Shares held by Mr. Dodson.
6	Includes 54,061 Option Shares held by Dr. Kinnarney.
7	Includes 79,215 Option Shares held by Mr. Ridgill.
8	Includes 39,138 Option Shares held by Mr. Shelton.
9	Includes 19,688 Option Shares held by Mr. Teague.
10	Includes 54,061 Option Shares held by Mr. Wright.
11	Includes an aggregate of 369,674 Option Shares held by directors and named executive officers.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Bank has had, and expects to have in the future, lending transactions in the ordinary course of business with many of our officers and directors and with associates of such persons. All loans and commitments included in those transactions during 2006 were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management of the Bank did not involve more than the normal risk of collectibility or present other unfavorable features.

The Board of Directors has determined that, except for Mr. Diffey and Mr. Perkins, all of its directors (listed in Item 12, above) are “independent,” as that term is defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules, as applicable to Nasdaq Global Market companies.  During 2006, Mr. Perkins was a member of the Compensation Committee.

During 2006 the Company and the Bank were parties to the following series of transactions in excess of $120,000, in which one of their directors, Mr. Perkins, had a direct or indirect material interest by virtue of him being president and co-owner of the real estate firm, NAI Piedmont Triad. In July the Company purchased for approximately $1,085,500, a proposed Bank branch site in Oak Ridge, North Carolina. Pursuant to its real estate brokerage agreement, NAI Piedmont Triad received three percent (3%) commission on the purchase ($32,565). Of this amount, Mr. Perkins received $26,052 remuneration from NAI Piedmont Triad and a further $2,833 by virtue of his 33.3% ownership interest in the firm. In June, the Company purchased for approximately $850,000, a proposed Bank branch site in High Point, North Carolina. Pursuant to its real estate brokerage agreement, NAI Piedmont Triad received five percent (5%) commission on the purchase ($42,500). Of this amount, Mr. Perkins received $34,000 remuneration from NAI Piedmont Triad and a further $2,171 by virtue of his ownership interest in the firm.

The Company’s Code of Business Conduct and Ethics provides that directors, officers and employees should not be involved in any activity which creates or reasonably could be expected to give rise to a conflict of interest between their personal interests and the Company’s interests. A confidential hotline provides a method by which suspected violations may be anonymously reported. Where a transaction potentially gives rise to a conflict of interest, the Company’s Audit Committee may review and (where appropriate) approve the transaction subject to such conditions as it considers appropriate so as maintain compliance with the Code. The provisions of the Code may also be waived by resolution of the Audit Committee. Waivers granted to directors and executive officers are subject to public disclosure requirements.

The Code is required to be reviewed and signed by all employees and directors annually, and by Bank officers twice annually. The Bank’s Human Resources department maintains the signed forms. The Code requires that the Chairman of the Audit Committee, or his designee, investigate any reported violations and oversee an appropriate response, including corrective action and preventative measures. The Code is accessible on the Company’s website under the “Investor Information” section.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The certified public accounting firm of Dixon Hughes has been appointed by the Audit Committee as the Company’s independent registered public accounting firm for the year ending December 31, 2007. This appointment has been approved by the Board and is being submitted to our shareholders for ratification.

Audit Fees Paid to Independent Auditor (Independent Registered Public Accounting Firm)

The following table represents fees for professional services rendered by the Company’s independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2005 and 2006 and fees billed for audit-related services, tax services and all other services rendered by those auditors for each of those fiscal years.

	2006[1]	2005[1]
Audit Fees[2]	$193,359	$208,870

Audit-Related Fees[3]	$39,118	$45,818

Tax Fees[4]	$55,270	$25,991

All Other Fees[5]	$14,879	$10,171

Total Fees	$302,626	$290,850
________________
[1]	These are fees paid for professional services rendered by Dixon Hughes for the fiscal year indicated.
[2]
These are fees paid for professional services rendered in the audit of the Company’s annual consolidated financial statements and in the reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, and for services normally provided in connection with statutory or regulatory filings or engagements.

[3]
hese are fees paid for assurance and related services that were reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above, including fees related to audits of financial statements of employee benefit plans, pension plans, and any subsidiaries.

[4]
These are fees paid for professional services rendered for tax compliance, tax planning and tax advice, including assistance in the preparation of the Company’s various federal, state and local tax returns.

[5]
These are fees paid for permissible work performed by our independent registered public accounting firm that does not meet the above categories, consisting of information technology risk assessment, due diligence services and other special project assistance.

Pre-Approval of Audit and Permissible Non-Audit Services

All audited-related services, tax services and other services rendered in 2005 and 2006 were pre-approved by the Audit Committee, which concluded that the provision of those services by Dixon Hughes for 2005 and 2006 were compatible with the maintenance of the firm’s independence in the conduct of its auditing functions for the Corporation. The Audit Committee’s charter provides for pre-approval of all audit and non-audit services to be provided by the Company’s independent registered public accounting firm. The charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services, provided that any approvals using this procedure are presented to the Audit Committee at its next scheduled meeting.

PART IV
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following financial statements and supplementary data are included in Item 8 of this report.

(a)(2) Financial Statement Schedules. All applicable financial statement schedules required under Regulation S-X have been included in the Notes to the Consolidated Financial Statements.

(a)(3) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

Exhibit No.	Description

3.01 (1)	Amended and Restated Articles of Incorporation.
3.02 (1)	Bylaws of Company, as amended.
4.01 (2)	Specimen Common Stock Certificate.
4.02 (13)	Amended and Restated Declaration of Trust, regarding Trust Preferred Securities, dated August 26, 2005.
4.03 (13)	Guarantee Agreement, regarding Trust Preferred Securities, dated August 26, 2005.
4.04 (13)	Indenture, regarding Trust Preferred Securities, dated August 26, 2005.
10.01 (3)	Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
10.02 (4)	Omnibus Equity Compensation Plan of the Registrant.
10.03 (5)	Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04 (6)	Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05 (7)	Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.06 (1)	1998 Split-Dollar Agreement
10.07 (8)	Benefit Equivalency Plan of the Registrant effective January 1, 1994.

10.08 (8)	Long Term Incentive Plan of the Registrant.
10.09 (10)	Long Term Incentive Plan of the Registrant for certain senior management employees.
10.10 (8)	Employment Agreement dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.
10.11 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and Ernest J. Sewell.
10.12 (9)	Split-Dollar Agreement dated January 27, 1995, between the Registrant and C. Melvin Gantt.
10.13 (9)	Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
10.14 (11)	Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
10.15 (9)	Split-Dollar Agreement, dated Mach 20, 1998, between the Registrant and Ernest J. Sewell.
10.16 (12)
Second Amendment, dated May 19, 2004, to the Employment Agreement, dated May 18, 1995, between the Registrant, as employer, and Ernest J. Sewell, former President and Chief Executive Officer of the Registrant.

10.17 (12)	Third Amendment to Employment Agreement and First Amendments to Split-Dollar Agreements and Collateral Agreements with Ernest J. Sewell effective January 1, 2004.
10.18 (13)	Fourth Amendment to Employment Agreement with Ernest J. Sewell, executed on October 20, 2005 and effective February 1, 2006.
10.19 (13)	Independent Contractor Consulting Agreement with Ernest J. Sewell, executed October 20, 2005 and effective February 1, 2006.
10.20 (14)	Long Term Stock Incentive Plan of the Registrant
10.21 (15)	Employment Agreement dated January 25, 2007, between the Registrant, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of the Registrant.
10.22 (16)	Agreement and Plan of Merger by and between Registrant and LSB Bancshares, Inc., dated February 26, 2007
10.23 (16)	Agreement and Plan of Bank Merger by and among Registrant, the Bank, LSB Bancshares, Inc. and Lexington State Bank, dated February 26, 2007
21.01	Schedule of Subsidiaries.
23.01	Consent of Dixon Hughes PLLC.
31.01	Certification of Pressley A. Ridgill
31.02	Certification of Michael W. Shelton
32.01	Certification of Periodic Financial Report Pursuant to 18 USC Section 1350.

Note: The exhibits listed above have been filed with the Securities and Exchange Commission but are not included in this printed copy of the Company’s Annual Report on Form 10-K.

Exhibit references:

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 25, 2005, filed with the SEC.
(2)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the SEC.
(3)	Incorporated herein by reference to the Registrant’s Statement on Form S-8 (No. 33-33186), filed with the SEC.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the SEC.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the SEC.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the SEC.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC.

(8)	Incorporated herein by reference to the Registrant’s Statement on Form S-2 (File No. 333-47203) filed with the SEC on March 3, 1998.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the SEC.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC.
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC.
(12)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC.
(13)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Qfor the fiscal quarter ended September 30, 2005, filed with the SEC.
(14)	Incorporated herein by reference to the Registrant’s Statement on Form S-8, filed with the SEC on September 22, 2006.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated January 30, 2007, filed with the SEC.
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated February 27, 2007, filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB FINANCIAL SERVICES CORPORATION

Date: February 22, 2007	By:	/s/ Pressley A. Ridgill
Pressley A. Ridgill,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Pressley A. Ridgill	President, Chief Executive Officer, and Director	February 22, 2007
Pressley A. Ridgill /s/ Michael W. Shelton	(Principal Executive Officer) Executive Vice President, Chief Financial Officer, Secretary, and Treasurer	February 22, 2007
Michael W. Shelton /s/ K. Dwight Willoughby	(Principal Financial Officer) Senior Vice President, Chief Accounting Officer, and Controller	February 22, 2007
K. Dwight Willoughby /s/ Barry Z. Dodson	(Principal Accounting Officer) Chairman of the Board	February 22, 2007
Barry Z. Dodson /s/ Gary G. Blosser	Director	February 22, 2007
Gary G. Blosser /s/ Charles A. Britt	Director	February 26, 2007
Charles A. Britt /s/ Alex A.. Diffey	Director	February 22, 2007
Alex M. Diffey /s/ Joseph H. Kinnarney	Director	February 22, 2007
Joseph H. Kinnarney /s/ Robert V. Perkins	Director	February 22, 2007
Robert V. Perkins /s/ E. Reid Teague	Director	February 22, 2007
E. Reid Teague /s/ Kenan C. Wright	Director	February 22, 2007
Kenan C. Wright

EXHIBIT INDEX

Exhibit	Description

21.01	Schedule of Subsidiaries

23.01	Consent of Dixon Hughes PLLC

31.01	Certification of Pressley A. Ridgill

31.02	Certification of Michael W. Shelton

32.01	Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350