Form 10-Q
period 2007-03-31
FNB FINANCIAL SERVICES CORP
filed 2007-05-10
CIK 742679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2007

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

At April 30, 2007, 7,065,123 shares of the registrant's common stock, $1.00 stated value, were outstanding.

FNB FINANCIAL SERVICES CORPORATION

FORM 10-Q

INDEX

				Page

PART	I		FINANCIAL INFORMATION
Item	1		Financial Statements
			Consolidated Balance Sheets March 31, 2007 and December 31, 2006	3
			Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	4
			Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5
			Notes to Consolidated Financial Statements	6
Item	2		Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item	3		Quantitative and Qualitative Disclosures About Market Risk	17
Item	4		Controls and Procedures	17
PART	II		OTHER INFORMATION
Item	1		Legal Proceedings	17
Item	1	A	Risk Factors	17
Item	2		Unregistered Sales of Equity Securities and Use of Proceeds	17
Item	3		Defaults Upon Senior Securities	18
Item	4		Submission of Matters to a Vote of Security Holders	18
Item	5		Other Information	18
Item	6		Exhibits	18

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FNB Financial Services Corporation and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	March 31, 2007 (Unaudited)	December 31, 2006 *
ASSETS

Cash and due from banks	$22,319	$25,665
Investment securities:
Securities available for sale	222,460	211,011
Federal Home Loan Bank and Federal Reserve Bank Stock	5,910	6,116
Loans, net of allowance for credit losses of $12,640 at
March 31, 2007 and $13,195 at December 31, 2006	675,239	693,951
Premises and equipment, net	20,526	19,609
Investment in life insurance	25,169	24,899
Accrued income and other assets	25,533	29,522

Total assets	$997,156	$1,010,773

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$85,447	$87,047
Interest bearing	715,691	731,521
Total deposits	801,138	818,568

Short-term borrowings	35,546	30,384
Long-term debt	76,774	76,774
Accrued expenses and other liabilities	10,647	12,354

Total liabilities	924,105	938,080

Shareholders’ Equity:
Preferred stock no stated value; authorized 10,000,000 shares;
none issued	-	-
Common stock, $1.00 stated value; authorized 75,000,000
shares; outstanding 7,063,952 at March 31, 2007 and
and 7,060,241 at December 31, 2006	7,064	7,060
Paid-in capital	23,315	23,190
Retained earnings	45,644	45,866
Accumulated other comprehensive loss	(2,972)	(3,423)

Total shareholders’ equity	73,051	72,693

Total liabilities and shareholders’ equity	$997,156	$1,010,773

See notes to unaudited consolidated financial statements.     * Derived from audited consolidated financial statements.

INDEX

FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Income and Comprehensive Income
(Unaudited; dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans	$14,411	$15,757
Federal funds sold and overnight deposits	89	85
Investment securities
Taxable	1,568	1,576
Tax exempt	671	372
Other	120	98

Total interest income	16,859	17,888

Interest expense
Deposits	7,808	6,519
Short-term borrowings	93	57
Long-term debt	1,339	1,210

Total interest expense	9,240	7,786

Net interest income	7,619	10,102
Provision for credit losses	54	755

Net interest income after provision for credit losses	7,565	9,347

Noninterest income
Service charges on deposit accounts	762	873
Mortgage banking fees	130	242
Investment services fees	94	128
Other noninterest income	302	89

Total noninterest income	1,288	1,332

Noninterest expense
Salaries and employee benefits	4,349	4,152
Occupancy expense	567	415
Furniture and equipment expense	761	775
Telecommunications expense	207	152
Marketing expense	349	189
Printing and supply expense	133	121
Other noninterest expense	1,484	1,254

Total noninterest expense	7,850	7,057

Income before provision for income taxes	1,003	3,622
Provision for income taxes	306	1,244

Net income	697	2,378
Other comprehensive income (loss)	451	(615)

Comprehensive income	$1,148	$1,763
Per share data
Net income, basic	$0.10	$0.34
Net income, diluted	$0.10	$0.33
Cash dividends	$0.13	$0.12
Weighted average shares outstanding, basic	7,063,303	7,040,964
Weighted average shares outstanding, diluted	7,207,494	7,189,378

See notes to unaudited consolidated financial statements.

INDEX

 FNB Financial Services Corporation and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited; dollars in thousands)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$697	$2,378
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, accretion, and amortization	431	279
Provision for credit losses	54	755
Loss on disposal of premises, equipment and other real estate	25	40
Decrease in deferred tax asset	2,465	-
Increase in bank-owned life insurance	(270)	-
Net change in warehouse line of credit	1,292	924
Stock based compensation expense	89	128
Changes in assets and liabilities:
(Increase) decrease in other assets	1	(2,062)
Decrease in other liabilities	(1,707)	(1,543)
Net cash provided by operating activities	3,077	899

Cash flows from investing activities:
Proceeds from sales, maturities, or calls of securities available for sale	7,787	2,786
Purchase of securities available for sale	(18,511)	(11,784)
Purchase of premises and equipment	(1,406)	(591)
Proceeds from disposal of premises and equipment	14	7
Proceeds from sale of other real estate owned	637	168
(Increase) decrease in other real estate owned	1	(52)
Net decrease in loans	18,201	1,886
Net cash provided by (used in) investing activities	6,723	(7,580)

Cash flows from financing activities:
Net increase (decrease) in deposits	(17,430)	11,788
Net increase in short-term borrowings	5,163	1,109
Excess tax benefits from share-based payment arrangements	-	25
Proceeds from issuance of common stock	39	72
Cash dividends paid	(918)	(845)
Net cash provided by (used in) financing activities	(13,146)	12,149

Net increase (decrease)in cash and cash equivalents	(3,346)	5,468
Cash and cash equivalents, January 1	25,665	27,148

Cash and cash equivalents, March 31	$22,319	$32,616

Supplemental disclosures
Transfer of loans to other real estate	$520	$170
Increase (decrease) in fair value of securities available for sale, net of tax	451	(615)
Interest paid on deposits and borrowed funds	8,879	7,484

See notes to unaudited consolidated financial statements.

INDEX

FNB Financial Services Corporation and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of presentation

The accompanying unaudited consolidated financial statements of FNB Financial Services Corporation (the “Company” or “FNB”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the consolidated financial statements and footnotes thereto included in FNB’s 2006 Annual Report on Form 10-K. Certain reclassifications have been made to the prior period consolidated financial statements to place them on a comparable basis with the current period consolidated financial statements. These reclassifications have no effect on net income or shareholders’ equity as previously reported.

2.	Proposed merger

On February 26, 2007, the Company entered into a definitive agreement with LSB Bancshares, Inc. (“LSB”) to combine in a merger of equals. LSB, headquartered in Lexington, North Carolina is the holding company for Lexington State Bank. As soon as practicable following the merger of the holding companies, the Company’s banking subsidiary, FNB Southeast, will be merged with and into Lexington State Bank. The merger of the holding companies will be accounted for using the purchase method of accounting for business combinations and is subject to several conditions, including approval by the shareholders of LSB and the Company, which vote is scheduled to occur in the second quarter of 2007, and approval by applicable regulatory authorities. Upon satisfaction of these conditions, the merger of the holding companies is anticipated to close in the third quarter of 2007. The Company’s shareholders will receive 1.07 shares of LSB common stock for each share of the Company’s common stock. At March 31, 2007, LSB operated 25 offices through Lexington State Bank and had approximately $985,000,000 in total assets, $763,000,000 in loans, and $850,000,000 in deposits. In connection with the merger, it is expected that the Company’s shareholders will receive approximately 7,558,000 shares of LSB common stock.

3.	Recently adopted accounting pronouncement

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 addresses the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits.  The adoption of FIN 48 did not have a material impact on the Company’s financial results.

INDEX

4.	Per share data

Basic and diluted net income per share amounts have been computed based upon net income as presented in the accompanying statements of income divided by the weighted average number of common shares outstanding or assumed to be outstanding as summarized.

	Three Months Ended March 31,
	2007	2006

Weighted average number of shares
used in basic EPS	7,063,303	7,040,964
Effect of dilutive stock options	144,191	148,414

Weighted average number of common
shares and dilutive potential common
shares used in dilutive EPS	7,207,494	7,189,378

For the three months ended March 31, 2007 and 2006, there were 513,626 and 641,097 options, respectively, that were antidilutive because the exercise price exceeded the average market price for the period and were omitted from the calculation of diluted earnings per share for their respective periods.

5.	Stock based compensation

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

The Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for these plans was approximately $89,000 and $128,000 for the three months ended March 31, 2007 and 2006, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $30,000 and $44,000 for the three months ended March 31, 2007 and 2006, respectively.

At the 1996 Annual Meeting, the shareholders approved the Omnibus Equity Compensation Plan (the “1996 Omnibus Plan”). The 1996 Omnibus Plan authorizes the Board of Directors to grant stock options to directors, executives, and key employees of the Company. Options granted under the 1996 Omnibus Plan have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under the 1996 Omnibus Plan must be granted at a price not less than the fair market value at the date of grant. If an award grant is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or

INDEX

canceled award will again be available to be delivered pursuant to awards under the plan.  The 1996 Omnibus Plan expired in 2006 and accordingly no more options may be granted.

The Long Term Stock Incentive Plan (the “2006 Omnibus Plan”) was approved by the shareholders of the Company at the annual meeting of shareholders held on May 18, 2006 and relates to an aggregate of up to 500,000 shares of common stock which may be issued pursuant to the exercise of various rights granted under the 2006 Omnibus Plan. Under the 2006 Omnibus Plan, the participants may be granted or awarded eligible options, rights to receive restricted shares of common stock and/or performance units. Except with respect to awards then outstanding, all awards must be granted or awarded on or before May 18, 2016.  During the first three months of 2007, 5,000 options were granted under this plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The risk-free interest rate is based upon a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. Expected volatility is based upon the historical volatility of the Company’s common stock based upon the previous three years of trading history. The expected life of the options is based upon the average life of previously granted stock options.  The expected dividend yield is based upon current yield on date of grant. There were no options granted during the three months ended March 31, 2006.  The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2007.

Three Months Ended
March 31, 2007

Dividend yield	3.56%
Risk-free interest rate	4.68%
Volatility	0.97
Expected life	6.6 years
Fair value of options granted	$11.47

A summary of option activity under the stock option plans as of March 31, 2007, and changes during the three month period ended March 31, 2007 is presented in the accompanying table:

	Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2006	911,706	$7.04 - $18.11	$14.20

Exercised	(3,711)	$8.33 - $10.75	10.50

Authorized	-	-	-

Forfeited	(91,622)	$15.84 - $18.11	16.08

Granted	5,000	$14.60	14.60

Balance at March 31, 2007	821,373	$7.04 - $18.11	$14.01

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at March 31, 2007:

INDEX
Exercise Price Range	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$7.04 - $8.33	144,613	$7.91	3.62	144,613	$7.91
$10.75 - $14.52	158,134	10.93	5.11	158,134	10.93
$14.60 - $16.16	182,970	15.92	4.77	149,368	15.97
$16.32 - $18.11	335,656	17.04	8.16	105,639	17.33

	821,373	$14.01	6.01	557,754	$12.71

For the quarters ended March 31, 2007 and 2006, respectively, the intrinsic value of options exercised was approximately $15,000 and $14,000. The fair value of options vested during the periods was approximately $89,000 and $128,000, respectively.

Cash received from options exercised under all share-based payment arrangements for the three month periods ended March 31, 2007 and 2006 was $39,000 and $72,000, respectively. The actual benefit realized for the tax deductions from option exercise of the share-based arrangements totaled -$0- and $25,000 for the three month periods ended March 31, 2007 and 2006, respectively.

6.	Loans

Loan Category:
(Dollars in thousands)	March 31, 2007	December 31, 2006

Real estate – commercial	$167,356	$173,203
Real estate – residential	108,074	116,287
Real estate - construction	221,676	225,080
Commercial, financial and agricultural	57,191	60,435
Consumer	133,582	132,141

Gross Loans	$687,879	$707,146

Rollforward – allowance for credit losses:
	Three Months Ended March 31,
(Dollars in thousands)	2007	2006

Balance, beginning of period	$13,195	$19,142
Charge-offs	713	1,309
Recoveries	(104)	(77)
Net charge-offs	609	1,232
Provision for credit losses	54	755
Balance, end of period	$12,640	$18,665

Annualized net charge-offs during the period to
average loans outstanding during the period	0.35%	0.65%
Allowance for credit losses to
period end loans	1.84%	2.47%

INDEX

At March 31, 2007 and 2006, the recorded investment in loans considered impaired was approximately $35,078,000 and $59,945,000, respectively.  The related allowance for credit losses on these impaired loans was approximately $4,447,000 and $10,803,000, respectively.  The average recorded investment in impaired loans for the quarters ended March 31, 2007 and 2006 was approximately $34,773,000, and $59,105,000, respectively. Impaired loans at March 31, 2007 consisted of $32,407,000 of impaired commercial loans and $2,671,000 of retail loans past due 90 days or more. Impaired loans at March 31, 2006 consisted of $58,769,000 of impaired commercial loans and $1,176,000 of retail loans past due 90 days or more. The amount of interest income recorded on nonperforming loans during the first quarter of 2007 and 2006 amounted to $722,000 and $464,000, respectively.  Interest income on nonperforming loans is recorded when cash is actually received.

Nonperforming assets:
(Dollars in thousands)	March 31, 2007	December 31, 2006

Nonaccrual	$14,249	$13,042
Past due 90 days or more and still accruing interest	211	103
Other real estate	741	889
Renegotiated troubled debt	375	376

7.	Employee benefit plans

The accompanying table details the components of pension expense recognized in the Company’s Consolidated Statements of Income and Comprehensive Income:

	For the three months ended March 31,
(dollars in thousands)	2007	2006
Service cost	$166	$191
Interest cost	139	122
Expected return on plan assets	(169)	(137)
Net amortization and deferrals	26	39
Net periodic pension cost	$162	$215

Weighted-average assumptions
Discount rate	6.25%	6.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	5.00%	5.00%

For the 2007 Plan Year, a maximum tax-deductible contribution of $4,030,000 is allowed.

8.	Shareholders’ equity

The balances in FNB’s shareholders’ equity accounts totaled $73,051,000 at March 31, 2007, compared to $72,693,000 at December 31, 2006, an increase of $358,000. The exercise of stock options produced additions of $4,000 and $35,000 respectively, in common stock and paid-in capital. Stock compensation expense added $89,000 to paid-in capital. Net income year to date through March 31, 2007 was $697,000, offset by an outflow of $918,000 in dividends paid to shareholders. Accumulated other comprehensive income for the first quarter of 2007 amounted to $451,000 compared to income of $540,000 at December 31, 2006.

9.	Subsequent event

On April 17, 2007, the Bank announced that it had agreed to sell its Norton and Pennington Gap, Virginia offices to New Peoples Bank, a wholly owned subsidiary of New Peoples Bankshares, Inc., based

INDEX

in Honaker, Virginia.  The Bank anticipates a net gain on the transaction of approximately $5.0 million.  The sale, which is subject to a number of customary conditions, including the receipt of all required regulatory approvals, is scheduled to be completed during the second quarter of 2007.

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

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains and incorporates by reference statements relating to future results of FNB Financial Services Corporation (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements are principally, but not exclusively, contained in Item 1: “Business” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements relate to, among other things, expectations concerning the proposed merger of the Company, loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to: the risk that the Company’s proposed merger with LSB Bancshares, Inc. (“LSB”) will not receive necessary regulatory and shareholder approvals, or will not be completed within the expected timeframe; the risk that the business of LSB and the Company will not be integrated successfully or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected, customer and employee relationships and business operations may be disrupted by the merger, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 7:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Broadly speaking, forward-looking statements include:

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

INDEX

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

Application of Critical Accounting Policies

The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements included in the Company's 2006 Annual Report on Form 10-K. The following is a summary of the allowance for credit losses, one of the most complex and judgmental accounting policies of the Company.

The allowance for credit losses, which is utilized to absorb actual losses in the loan portfolio, is maintained at a level consistent with management’s best estimate of probable credit losses incurred as of the balance sheet date. The Company’s allowance for credit losses is also analyzed quarterly by management. This analysis includes a methodology that separates the total loan portfolio into homogeneous loan classifications for purposes of evaluating risk, as well as analysis of certain individually identified loans.  The required allowance is calculated by applying a risk adjusted reserve requirement to the dollar volume of loans within a homogenous group.  Major loan portfolio subgroups include: risk graded commercial loans, mortgage loans, home equity loans, retail loans and retail credit lines.  Management also analyzes the loan portfolio on an ongoing basis to evaluate current risk levels, and risk grades are adjusted accordingly.  While management uses the best information to make evaluations, future adjustments may be needed if economic or other conditions differ substantially from the assumptions used.

Executive Summary

FNB Financial Services Corporation (the “Company”) is a North Carolina bank holding company.  The Company’s wholly owned subsidiary, FNB Southeast (the “Bank”), is a North Carolina chartered commercial bank.  As of March 31, 2007, the Bank operated thirteen banking offices in North Carolina and four banking offices in Virginia.  The Bank has two wholly owned subsidiaries: FNB Southeast Investment Services, Inc. and FNB Southeast Mortgage Corporation.  A trust (FNB Financial Services Capital Trust I) was formed as a subsidiary to the Company to facilitate the issuance of Trust-Preferred Securities, as a means of capital raising for the Company. The trust is not consolidated in the financial statements.

On February 26, 2007 the Company entered into a definitive agreement with LSB Bancshares, Inc. (“LSB”) to combine in a merger of equals. Details of the merger, including the Company’s joint press release and copies of the Agreement and Plan of Merger and Agreement and Plan of Bank Merger have been filed with the Securities and Exchange Commission (the “SEC”) and are available by accessing FNB’s website (http://www.fnbsoutheast.com), the SEC’s website (http://www.sec.gov) or LSB’s website (http://www.lsbnc.com).

On April 17, 2007, the Bank announced that it had agreed to sell its Norton and Pennington Gap, Virginia offices to New Peoples Bank, a wholly owned subsidiary of New Peoples Bankshares, Inc., based in Honaker, Virginia.  The Bank anticipates a net gain on the transaction of approximately $5.0 million.

INDEX

The sale, which is subject to a number of customary conditions, including the receipt of all required regulatory approvals, is scheduled to be completed during the second quarter of 2007.

Assets at March 31, 2007 were $997.2 million, a decrease of $13.6 million since December 31, 2006. This was primarily as a result of an $18.7 million decrease in net loans during the first three months of 2007, partially offset by an $11.2 million increase in investment securities. Over the past three months, interest-bearing deposits declined $15.8 million as the Company reduced campaigns to attract certain interest-bearing deposits because of the declining loan portfolio.  The Company’s first quarter earnings were $697,000 in 2007 compared to $2.38 million in 2006.  This decline was primarily as a result of a $1.03 million decrease in interest income on loans, resulting primarily from a decline in outstanding loans, and a $1.45 million increase in interest expense, resulting from the higher interest rate environment.  These changes were partially offset by a $701,000 decrease in the provision for credit losses.  Earnings per diluted share were $0.10 for the first quarter of 2007, compared to $0.33 for the same period in 2006.

Financial Condition

Since December 31, 2006, the Company’s assets have decreased $13.6 million, declining from $1.01 billion at yearend 2006 to $997.2 million at March 31, 2007. The principal factor impacting this overall decrease during the first three months of 2007 was an $18.7 million decrease in net loans during the first three months of 2007, partially offset by an $11.2 million net increase in investment securities.  Loans at March 31, 2007 totaled $687.9 million, compared to $707.1 million at yearend 2006, a decrease of 2.7%. This decline in the loan portfolio was primarily a result of management’s focus being diverted somewhat from producing new loans to reviewing the quality of the existing portfolio and addressing nonperforming loans.  Investment securities of $228.4 million at March 31, 2007 were 5.2% higher than the $217.1 million balance at December 31, 2006.

Deposits totaled $801.1 million at March 31, 2007, compared to $818.6 million at December 31, 2006.  At the end of the first quarter 2007, noninterest-bearing deposits were $85.4 million, or 10.7%, of total deposits.  Borrowings at the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $55.0 million at March 31, 2007 and December 31, 2006. Federal funds purchased and repurchase agreements totaled $31.5 million at March 31, 2007, an increase of $5.1 million from December 31, 2006.

Shareholders’ equity remains strong, with all of our regulatory capital ratios at levels that classify the Company as “well capitalized” under bank regulatory capital guidelines. Shareholders’ equity increased to $73.1 million at the end of the first quarter 2007, compared to $72.7 million at December 31, 2006.  The Company paid dividends of $0.13 per share during the quarter ended March 31, 2007, an 8.3% increase over the $0.12 per share dividend paid during the first quarter of 2006.

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

The allowance for credit losses was 1.84% of outstanding loans at March 31, 2007, 1.87% at December 31, 2006, and 2.47% at March 31, 2006.  For the first quarter of 2007, provision charges against earnings totaled $54,000 compared to $755,000 in the first quarter of 2006.  The higher level of provision in 2006 was primarily related to write-offs of a number of problem loans that were identified in late 2005. Net charge-offs for the first quarter of 2007 totaled $609,000, or a 0.35% annualized loss ratio based on average loans outstanding, compared to net charge-offs for the first quarter of 2006 totaling $1.2 million, or a 0.65% annualized loss ratio.  The chargeoffs in 2007 were primarily loans which had been previously reserved and required no additional provision. During the fourth quarter of 2005 the Bank recorded

INDEX

provisions totaling $13.6 million related to loans which were downgraded for credit risk. The higher level of charge-offs during the first quarter of 2006 resulted primarily from the charge-off of a portion of these loans.

Nonperforming loans totaled $14.8 million at March 31, 2007, compared to $13.5 million at yearend 2006 and $9.3 million at March 31, 2006. Other real estate owned (“OREO”) was $741,000 at March 31, 2007, $889,000 at December 31, 2006, and $1.5 million at March 31, 2006.  Troubled debt restructured was $0.4 million at March 31, 2007 and December 31, 2006, and -$0- at March 31, 2006.  Approximately $520,000 has been transferred from loans into OREO and approximately $666,000 of such assets were disposed of during the first three months of 2007.  A net loss of $30,000 has been recorded on disposition of OREO in the current year, compared to $9,400 in net losses for the same period a year ago. The Company had no OREO write downs in the first quarter of 2007 or 2006.  Total nonperforming assets (comprised of nonperforming loans, troubled debt restuctured and OREO) increased to $15.6 million, or 1.6% of total assets, at March 31, 2007, from $14.4 million, or 1.4% of total assets, at December 31, 2006 and $10.5 million, or 1.0% of total assets, a year ago.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Interest Income and Interest Expense

Total interest income was $16.9 million for the first quarter of 2007, compared to $17.9 million for the same period a year ago. Average earning assets for the current quarter were $923.6 million, a decrease of 5.2% from the first quarter average of $974.6 million a year ago.  Interest income from loans was $14.4 million, down 8.5% from $15.8 million in the first quarter of 2006.  The decrease in interest income was primarily a result of a decrease in average loans outstanding.  Average loans of $692.6 million were 8.9% lower than the $760.0 million last year. Interest income on investment securities totaled $2.24 million for the three months ended March 31, 2007, compared to $1.95 million for the first quarter of 2006.  The average balance of the investment portfolio was $221.6 million for the quarter ended March 31, 2007, an 8.4% increase from the average balance of $204.5 million for the prior year first quarter.

First quarter 2007 total interest expense was $9.24 million, compared to $7.79 million during the first quarter of last year, an 18.7% increase. The increase in interest expense was primarily a result of higher interest rates paid on deposits.  Average interest bearing deposits decreased 2.9%, to $719.8 million, from $741.1 for the first quarter of 2006, while the average rate paid on deposits increased to 4.45% for the first quarter of 2007, compared to 3.66% for the year ago quarter. The average balance of federal funds purchased, borrowed funds and securities sold under agreements to repurchase was $110.9 million for the first quarter of 2007 and $109.6 million for the same period in 2006.

During the three months ended March 31, 2007, net interest income was $7.6 million, a decrease of $2.5 million, or 24.6%, over the same period a year ago. Net interest income was impacted primarily by a sharp increase in interest rates paid on deposits, and also by a decline in average earning assets, which decreased to $923.6 million for the first quarter of 2007 from $974.6 million for the first quarter of 2006, a 5.2% decrease. The decline in the loan portfolio was primarily a result of management’s focus being diverted somewhat from producing new loans to reviewing the quality of the existing portfolio and addressing nonperforming loans. The average yields on total interest earning assets for the same periods decreased 7 basis points, from 7.52% to 7.45%. Average interest bearing liabilities for the first quarter of 2007 decreased 2.4%, to $830.7 million, from $850.7 million for the first quarter of 2006. The average cost of interest bearing liabilities for the same periods increased 74 basis points from 3.71% to 4.45%, as a result of increased rates paid on money market and time deposits in a highly competitive deposit market. The net result was a decrease in the interest rate spread from 3.81% for the three months ended March 31, 2006, to 3.00% for the same period in 2007.  The net interest margin declined from 4.22% for the first quarter of 2006 to 3.45% for the same period in 2007.

INDEX

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2007 and 2006

	Average Balance		Yield / Rate		Income / Expense		Increase	Change due to
Fully Taxable Equivalent - (Dollars in thousands)	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume

Assets
Securities(1):
Taxable investment securities	$145,382	$158,279	4.31%	3.98%	$1,568	$1,576	$(8)	$(145)	$137
Tax-exempt investment securities	66,887	38,438	6.08	5.85	1,017	562	455	416	39
Other securities	9,327	7,751	5.15	5.85	120	98	22	20	2

Total securities	221,596	204,468	4.88	4.37	2,705	2,236	14	271	176
Other earning assets(2)	9,472	10,092	3.76	3.37	89	85	4	(6)	10
Loans and leases, net(3)(4)	692,574	760,026	8.32	8.29	14,411	15,757	(1,346)	(1,408)	62

Total earning assets	923,642	974,586	7.45	7.42	17,205	18,078	(1,328)	(1,143)	248

Non-earning assets	79,327	41,211

Total assets	$1,002,969	$1,015,797

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings deposits	$50,949	$52,057	0.42	0.33	54	43	11	(1)	12
Money market deposits	143,110	143,830	4.53	3.28	1,619	1,178	441	(8)	449
Time deposits	525,722	545,217	4.67	3.89	6,135	5,298	837	(235)	1,072

Total interest-bearing deposits	719,781	741,104	4.34	3.52	7,808	6,519	1,289	(244)	1,533
Short-term borrowings	9,123	8,836	4.08	2.58	93	57	36	3	33
Long-term debt	101,774	100,774	5.26	4.80	1,339	1,210	129	13	116

Total interest-bearing liabilities	830,678	850,714	4.45	3.66	9,240	7,786	1,454	(228)	1,682

Demand deposits	81,534	88,585
Other liabilities	18,792	8,295
Shareholders' equity	71,965	68,203

Total liabilities and
shareholders' equity	$1,002,969	$1,015,797
Average interest rate spread			3.00%	3.76%
Net yield on earning assets			3.45	4.22	$7,965	$10,292	$(2,782)	$(915)	$(1,434)

Taxable equivalent adjustment					$346	$191

________________________________
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

The provision for credit losses in the first quarter of 2007 was $54,000 compared to $755,000 in the first quarter of 2006.  The allowance for credit losses as a percentage of gross loans outstanding was 1.84% at March 31, 2007, 1.87% at December 31, 2006, and 2.47% at March 31, 2006.  Annualized net credit losses, as a percentage of average loans, was 0.35% and 0.65% for the quarters ended March 31, 2007 and 2006, respectively.

Noninterest Income and Expense

Noninterest income in the first quarter of 2007 was $1.29 million, compared to $1.33 million in the same period last year.  A 7.9% decrease in the demand deposit portfolio was the principal factor in the decline of deposit service charges, from $873,000 in the first quarter of 2006, to $762,000 in the first quarter of 2007. There were no gains or losses on sales of securities available for sale during the first quarter of either 2007 or 2006.  Noninterest income in the first quarter of 2007 included $130,000 in mortgage banking fees and $94,000 in investment service fees compared to revenues of $242,000 and $128,000, respectively, for the same period a year ago.  The Company has eliminated its mortgage banking support staff and has begun the process of originating mortgage loans for a third party on a fee-per-loan basis.  Other noninterest income increase from $89,000 in the first quarter of 2006 to $302,000 in the first quarter of 2007, primarily as a result of income on bank owned life insurance, which totaled $270,000 for the first quarter of 2007.  The bank owned life insurance transaction was entered into in December, 2006.

Noninterest expense for the first quarter of 2007 was $7.85 million, an 11.2% increase over the $7.06 million expense in the first quarter of 2006.  Salaries and employee benefits increased $197,000 because of higher costs associated with the employment of individuals with increased educational background and experience, combined with higher insurance costs. Marketing expense increased $160,000 in the first quarter 2007, compared to the same period a year ago, primarily because of a direct mail campaign to increase demand deposits, as well as increased radio and newspaper advertising. Other expense for the first quarters of 2007 and 2006 totaled $1.48 million and $1.25 million, respectively.  The increase was primarily a result of higher legal fees, repossession costs, and postage expense.

Provision for Income Taxes

The Company’s provision for income taxes totaled $306,000 for the first quarter of 2007 and $1.24 million for the same period in 2006. The decrease in the provision for 2007, compared to the prior year, results primarily from the decrease in taxable income. The Company’s effective tax rates were 30.5% for the three-month period ended March 31, 2007, compared to 34.4% for the first quarter of 2006. The decline in the effective rate is primarily as a result of increased interest income on investments which are exempt from federal and state income taxes.

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

INDEX

As shown in the accompanying table, the Company and its wholly owned banking subsidiary have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2007.

	Regulatory Guidelines
	Well Capitalized	Adequately Capitalized	Company	Bank

Total Capital	10.0%	8.0%	14.04%	13.61%
Tier 1 Capital	6.0	4.0	12.79	12.35
Leverage Capital	5.0	4.0	9.96	9.61

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

During the first three months of 2007, the Company had net cash provided by operating activities of $3.1 million, compared to $899,000 of net cash provided by operating activities in the first three months of 2006. This increase is primarily attributable to a decrease in the deferred tax asset of $2.5 million for the first quarter of 2007, compared to no change during the first quarter of 2006. This was partially offset by a decline in net income to $697,000 in the first quarter of 2007, from $2.4 million in the comparable period of 2006.

Net cash provided by investing activities for the first quarter of 2007 was $6.7 million, compared to net cash used in investing activities in the first three months of 2006 of $7.6 million.  This change is primarily attributable to a net decrease in loans outstanding of $18.2 million in the first quarter of 2007, compared to a decrease of $1.9 million during the first quarter of 2006.  Purchases of investment securities in the current year totaled $18.5 million and proceeds from sales, calls, or maturities of securities were $7.8 million.  This compares to the first three months of 2006 when purchases of investment securities totaled $11.8 million and proceeds from sales, calls, or maturities of securities totaled $2.8 million.  Purchases of premises and equipment used $1.4 million in 2006, compared to $591,000 in 2006.

During the three months ended March 31, 2007, financing activities used $13.1 million, compared to net cash provided by financing activities of $12.1 million during the same period of 2006.  The primary factor that caused this change was a decrease of $17.4 million in deposits during 2007, compared to an increase of $11.8 million in 2006.  During the first quarter of 2007, short-term borrowings increased by $5.2 million, compared to an increase of $1.1 million in the first quarter of 2006.

Cash and cash equivalents totaled $22.3 million at March 31, 2007, compared to $25.7 million at December 31, 2006 and $32.6 million at March 31, 2006.

Liquidity is further enhanced by a line of credit with the FHLB, collateralized by FHLB stock, investment securities and qualifying 1 to 4 family residential mortgage loans, and qualifying commercial real estate loans.  The Company provides various reports to the FHLB on a regular basis throughout the year to maintain the availability of the credit line.  Each borrowing request to the FHLB is initiated through an advance application that is subject to approval by the FHLB before funds are advanced under the credit agreement.

The Company also has unsecured overnight borrowing lines available through five financial institutions.  These lines are used to manage the day-to-day, short-term liquidity needs of the Company.  Each overnight line has a requirement to repay the line in full on a frequent basis, typically within five to

INDEX

ten business days. The Company has also established wholesale repurchase agreements with regional brokerage firms. The Company can access this additional source of liquidity by pledging investment securities with the brokerage firms.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The Company is asset sensitive, which means that falling interest rates could result in a reduced amount of net interest income.  The monitoring of interest rate risk is part of the Company’s overall asset/liability management process.  The primary oversight of asset/liability management rests with the Bank’s Asset and Liability Committee.  The Committee meets on a regular basis to review asset/liability activities and to monitor compliance with established policies.

The Company has not experienced any substantive changes in portfolio risk during the three months ended March 31, 2007.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including its Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and Chief Accounting Officer (“CAO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the Company’s CEO, CFO, and CAO each concluded that as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in internal control over financial reporting

There have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Except as discussed in Note 2 “Proposed merger” above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

Item 1.A.	Risk Factors

No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2004, the Company’s Board of Directors authorized the repurchase of up to 343,905 shares of the Company’s outstanding common stock.  The program was publicly announced in the month of approval.  There were no repurchases of shares during the first quarter of 2007.  As of March 31, 2007, 266,411 shares had been repurchased and a maximum of 77,494 shares were still available to be repurchased under the program.

INDEX

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.01 (1)	Amended and Restated Articles of Incorporation.
3.02 (1)	Bylaws of Company, as amended.
4.01 (2)	Specimen Common Stock Certificate.
4.02 (12)	Amended and Restated Trust Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.03 (12)	Guarantee Agreement, regarding Trust Preferred Securities, dated August 23, 2005.
4.04 (12)	Indenture, regarding Trust Preferred Securities, dated August 23, 2005.
10.01 (3)	Stock Compensation Plan of the Registrant approved April 11, 1989, by the shareholders of the Registrant, with forms of stock option and stock bonus agreements attached.
10.02 (4)	Omnibus Equity Compensation Plan of the Registrant.
10.03 (5)	Severance Policy for Senior Officers of the Registrant (employed for five years or more).
10.04 (6)	Revised Severance Plan for Senior Officers of the Registrant (employed for five years or more).
10.05 (7)	Severance Policy for Senior Officers of the Registrant (employed for less than five years).
10.06 (1)	Change of Control Severance Plan
10.07 (8)	Benefit Equivalency Plan of the Registrant effective January 1, 1994.
10.08 (8)	Long Term Incentive Plan of the Registrant.
10.09 (10)	Long Term Incentive Plan of the Registrant for certain senior management employees.
10.10 (9)	Split-Dollar Agreement dated December 8, 1995, between the Registrant and Richard L. Powell.
10.11 (11)	Amendment to Benefit Equivalency Plan of the Registrant effective January 1, 1998.
10.12 (12)	Independent Contractor Consulting Agreement with Ernest J. Sewell, executed October 20, 2005 and effective February 1, 2006.
10.13 (13)	2006 Annual Management Incentive Plan of the Registrant.
10.14 (14)	Long Term Stock Incentive Plan of the Registrant
10.15 (15)	Employment Agreement dated January 25, 2007, between the Registrant and the Bank, as employer, and Pressley A. Ridgill, President and Chief Executive Officer of the Registrant.
10.16 (16)	Agreement and Plan of Merger by and between Registrant and LSB Bancshares, Inc., dated February 26, 2007
10.17 (16)	Agreement and Plan of Bank Merger by and among Registrant, the Bank, LSB Bancshares, Inc. and Lexington State Bank, dated February 26, 2007

INDEX

21.01 (17)	Schedule of Subsidiaries.
31.01	Certification of Pressley A. Ridgill
31.02	Certification of Michael W. Shelton
32.01	Certification of Periodic Financial Report Pursuant to 18 USC Section 1350.

Exhibit references:

(1)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated May 25, 2005, filed with the Securities and Exchange Commission (“SEC”).
(2)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed with the SEC.
(3)	Incorporated herein by reference to the Registrant’s Statement on Form S-8 (No. 33-33186), filed with the SEC.
(4)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed with the SEC.
(5)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the SEC.
(6)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, filed with the SEC.
(7)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-QSB for the fiscal quarter ended June 30, 1995, filed with the SEC.
(8)	Incorporated herein by reference to the Registrant’s Statement on Form S-2 (File No. 333-47203) filed with the SEC on March 3, 1998.
(9)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, filed with the SEC.
(10)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC
(11)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC.
(12)	Incorporated herein by reference to the Registrant’s Quarterly Report, on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC.
(13)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC.
(14)	Incorporated herein by reference to the Registrant’s Statement on Form S-8, filed with the SEC on September 22, 2006.
(15)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated January 30, 2007, filed with the SEC.
(16)	Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated February 27, 2007, filed with the SEC.
(17)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB FINANCIAL SERVICES CORPORATION
(Registrant)

May 10, 2007	/s/ K. DWIGHT WILLOUGHBY
K. Dwight Willoughby
(Senior Vice President, Chief Accounting Officer, and Controller)